Form 10-K
period 2020-11-30
Concentrix Corp
filed 2021-02-16
CIK 1803599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________

Commission File Number: 001-39494

CONCENTRIX CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	27-1605762
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

44111 Nobel Drive, Fremont, California	94538
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (800) 747-0583

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CNXC	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer    ☐    Accelerated filer     ☐        Non-accelerated filer    ☒        Smaller reporting company    ☐    Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
As of May 31, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the Registrant’s common stock was not publicly traded.
51,977,026 shares of common stock were issued and outstanding as of January 31, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference portions of the Registrant’s definitive proxy statement relating to its 2021 annual meeting of stockholders (the “2021 Proxy Statement”) where indicated. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Note Regarding Forward-Looking Statements
Unless otherwise indicated or except where the context otherwise requires, the terms “we,” “us” and “our” and other similar terms in this Annual Report on Form 10-K refer to Concentrix Corporation and its subsidiaries.
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our expected future financial condition, results of operations, effective tax rate, cash flows, leverage, liquidity, business strategy, competitive position, demand for our services and seasonality of our business, international operations, acquisition opportunities, capital allocation and dividends, growth opportunities, spending and investments, competition and market forecasts, industry trends and statements that include words such as believe, expect, may, will, provide, could and should and other similar expressions. These forward-looking statements are inherently uncertain and involve substantial risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Risks and uncertainties include, among other things: risks related to general economic conditions, including uncertainty related to the COVID-19 pandemic and its impact on the global economy, on our business and on the business of our clients; the level of outsourced business services; the level of business activity of our clients and the market acceptance and performance of their products and services; consolidation of our competitors; competitive conditions in our industry; currency exchange rate fluctuations; variability in demand by our clients or the early termination of our client contracts; competition in the customer experience solutions industry; political and economic stability in the countries in which we operate; the outbreak of communicable disease or other public health crises; cyberattacks on our or our clients’ networks and information technology systems; the inability to protect personal and proprietary information; increases in the cost of labor; the operability of our communication services and information technology systems and networks; changes in law, regulations or regulatory guidance; investigative or legal actions; the loss of key personnel; natural disasters, adverse weather conditions, terrorist attacks, work stoppages or other business disruptions; and other risks that are described under "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K. We do not intend to update forward-looking statements, which speak only as of the date hereof, unless otherwise required by law.
Concentrix, the Concentrix Logo, and all other Concentrix company, product and services names and slogans are trademarks or registered trademarks of Concentrix Corporation and its subsidiaries. Concentrix and the Concentrix Logo Reg. U.S. Pat. & Tm. Off. and applicable non-U.S. jurisdictions. Other names and marks are the property of their respective owners.

Part I
ITEM 1. BUSINESS
We are a leading global provider of technology-infused Customer Experience (“CX”) solutions that help iconic and disruptive brands drive deep understanding, full lifecycle engagement, and differentiated experiences for their end-customers around the world. We provide end-to-end capabilities, including CX process optimization, technology innovation, front- and back-office automation, analytics and business transformation services to clients in five primary industry verticals. Our differentiated portfolio of solutions support Fortune Global 500 as well as high-growth companies across the globe in their efforts to deliver an optimized, consistent brand experience across all channels of communication, such as voice, chat, email, social media, asynchronous messaging, and custom applications. We strive to deliver exceptional services globally supported by our deep industry knowledge, technology and security practices, talented people, and digital and analytics expertise.
We offer our clients integrated solutions supporting the entirety of the customer lifecycle; CX and user experience (“UX”) strategy and design; analytics and actionable insights; and innovative new approaches to enhancing the customer experience through the latest technological advancements in our industry. We are a leader in the shift from traditional Customer Relationship Management (“CRM”), which is focused on a portion of the customer lifecycle, to CX, which supports the entirety of it. Through our end-to-end capabilities, we deliver better economic outcomes for our clients with solutions designed to meet their unique needs as they navigate a landscape characterized by discerning consumers and new market entrants.
We have strong relationships with companies across the globe and are a provider of choice for industry leaders. We believe in supporting our clients over the long term to build enduring relationships. Our average client tenure is 15 years. As of November 30, 2020, we served over 95 Fortune Global 500 clients as well as more than 90 high-growth companies across various verticals and geographies that are attempting to disrupt their respective industries. We primarily support clients in verticals with certain characteristics, such as high growth, high transaction volume, high levels of compliance and security, and steep barriers to entry. Our strategic verticals include technology and consumer electronics, communications and media, retail, travel and ecommerce, banking, financial services and insurance, healthcare, and other. Our clients include:
•7 of the top 10 global digital companies
•8 of the top 10 global internet companies
•6 of the top 10 U.S. health insurance companies
•4 of the top 5 U.S. banks
•7 of the top 10 global automotive companies

Through our technology-infused offerings, our clients benefit from having a single resource that enables them to address the entirety of the customer journey from acquisition to support to renewal. Our end-to-end capabilities and broad service offerings help our clients acquire, retain, and improve the lifetime value of their customer relationships while optimizing their back-office processes.
We combine global consistency with local expertise, enhancing the end user experience for our clients’ customers through services rendered by approximately 270,000 employees across more than 280 locations in more than 40 countries and 6 continents, where we conduct business in over 70 languages.
On December 1, 2020, the previously announced separation (the “separation”) of Concentrix and our technology-infused customer experience solutions business from SYNNEX Corporation (“SYNNEX”) was completed through a tax-free distribution of all of the issued and outstanding shares of our common stock to SYNNEX stockholders (the “distribution” and, together with the separation, the “spin-off”). SYNNEX stockholders received one share of our common stock for each share of SYNNEX common stock held as of the close of business on November 17, 2020. As a result of the spin-off, we became an independent public company and our common stock commenced trading on the Nasdaq Stock Market (“Nasdaq”) under the symbol “CNXC” on December 1, 2020. In connection with the spin-off, on November 30, 2020, we entered into a separation and distribution agreement, an employee matters agreement, a tax matters agreement and a commercial agreement with SYNNEX to set forth the principal actions to be taken in connection with the spin-off and define our ongoing relationship with SYNNEX after the spin-off.
We trace our roots back to 2004 when SYNNEX acquired BSA Sales, Inc., a company with 20 employees focused on helping clients through outsourced sales and marketing services. In 2006, SYNNEX combined New York-based Concentrix with BSA Sales under the Concentrix name, with the goal of bringing technology and innovation into businesses to help clients reimagine and design the next generation of experiences. Concentrix Corporation was incorporated in Delaware in December 2009.
Our Market Opportunity
In order to maintain relevancy, our clients must transform their systems in response to increased competition and consumer demands. To meet the evolving needs of their customers, our clients are looking to large CX solutions providers, such as Concentrix, to automate their systems and provide professional support to address complexities beyond the scope of automation. We are a leader in next-generation CX technology driven by a focus on innovation, which we believe will increase our total addressable market as we enter and grow across new and existing markets. Our suite of integrated solutions include: digital services that enable efficient customer self-service; Voice of the Customer (“VOC”) solutions to gather and analyze customer feedback to foster loyalty to, and growth with, clients; analytics and consulting solutions that synthesize data and provide professional insight to improve clients’ customer experience strategies; Artificial Intelligence (“AI”) technology that can intelligently act on customer intent to improve customer experience with non-human engagement; Vertical business process outsourcing (“BPO”) services that provide specialized support to specific industry verticals; and Back Office BPO services that support clients in non-customer facing areas.
Industry Trends
•Growing Importance of Customer Experience. We believe customer experience has become a strategic imperative for all enterprises today. Data, analytics, and digital solutions have reshaped the ways firms interact with their customers. As a result, enterprises are modernizing how they manage the customer experience across all channels of communication. The market is evolving from customer relationship management solutions that act as a cost cutting measure toward end-to-end CX management solutions that create value throughout the entire customer lifecycle at an appropriate cost.
•Empowered Consumers and Users. The modern consumer is discerning and has come to expect a high level of care and responsiveness from their service providers. Old paradigms have shifted as increasingly competitive markets and easily accessible crowd-sourced information have empowered consumers to unprecedented levels. As consumers demand more and have an increasing number of alternatives, companies must differentiate on how they manage their customer relationships. This shift is driving the market toward consumer-centric solutions that reduce customer churn and promote brand loyalty.
•Technological Innovation. Emerging technology is driving change within our industry and shaping the demands of our clients. Advancements in areas such as Digital Services, AI and Machine Learning (“ML”) are further disrupting our markets and our clients’ markets while opening new avenues for growth and opportunities for us to better serve our clients. These technologies provide clients the opportunity to interact more effectively with their customers and improve the customer experience by automating processes, optimizing customer journeys to reach faster solutions, enabling personalized engagement across multiple platforms, and focusing human engagement on the most complex interactions.
•Evolving Role of People. The skill set required of employees in the CRM and BPO industry is shifting as enterprises place increased importance on CX. Increasing complexity in the voice channel is driving a trend of longer customer engagements requiring CRM and BPO support professionals to have a more robust skill set. The increasing importance of skilled labor in our industry is offset by the transition of low complexity support to online support (self-service), driven by heavy automation and digitization. Despite growth in digital channels, phone conversations currently remain the preferred option for customer services interactions. We believe the human element will continue to be important in our industry, as focus shifts from routine service to “last-mile” support requiring human-touch to deliver a stronger customer experience. In our view, attracting and retaining skilled talent that can adapt to the evolving focus of customer engagements will require a diverse and inclusive workplace that supports employee wellness.
•Mission Critical Nature of Cybersecurity. Technological innovation coupled with the proliferation of smart devices and mobile connectivity is generating sensitive data at scale. At the same time, the avenues for access have become numerous, and an increasing number of malicious actors are becoming more sophisticated and active. Data security is paramount in an environment where external intrusion, improper access, or carelessness can compromise customers and businesses. The COVID-19 pandemic significantly expanded the prevalence of CX solutions that rely on work-at-home employees further underscoring the importance of robust data security. Businesses require scalable, industry-leading data protection and security to avoid reputational and operational risks in an environment characterized by the threats and benefits of free-flowing information.
•Enterprise Preferences Driving Vendor Consolidation. Enterprises have become increasingly multinational. As their scope of business increases, enterprises require a partner that can serve their needs by rapidly deploying solutions and new technology consistently across multiple geographies and channels. Enterprises therefore prefer vendors with scale and end-to-end capabilities that can be a one-stop shop and are consolidating existing relationships to vendors with scale to achieve their business objectives and pursue cost savings.
•Market Fragmentation Driving Industry Consolidation. We operate in a fragmented marketplace characterized by numerous vendors offering services across various levels of the value chain. Currently the top 10 players in CX only hold an approximate 30% market share with the remaining market share held by thousands of other vendors. As client preferences continue to evolve in line with enterprise preferences, we anticipate that our market will undergo further consolidation.
•Existing Solutions Have Many Limitations. As executives look to successfully navigate digital transformation and manage their customers’ experience across a wider variety of channels, unsophisticated providers and solutions often fail to meet customers’ needs. Currently there is a limited set of providers with end-to-end, global offerings of scale in the marketplace. The fragmentation of the market and, for many industries, high regulatory hurdles create additional complexity as most providers are small, niche, or local players. These issues are compounded by a lack of sufficient investment in cybersecurity, creating exposure to regulatory, reputational, and operational risks. These pain points, coupled with the prevalence of providers offering legacy solutions that fail to address the demands of the modern consumer, create an opportunity for large-scale, global CX solutions providers.

Our CX Solutions
We offer technology, people and process solutions that help clients enhance the experience for their customers and improve business performance. Our CX solutions encompass four complementary areas: Customer Lifecycle Management; CX/UX Strategy and Design; Digital Transformation; and VOC and Analytics. Through our integrated CX solutions offering, our clients engage us to acquire, support and renew customers, leverage customer feedback and insights to constantly improve business performance, and identify and implement customer-facing and back-office process improvements. We help our clients by creating tools that their customers and employees love to use, enable better customer interactions through real-time sentiment analysis, and integrate multiple customer interactions and touchpoints into one-stop smart mobile applications. We provide these solutions and other complementary services in 70 languages, across 6 continents, from over 280 locations in the Americas, Asia-Pacific and EMEA.
Customer Lifecycle Management. We seek to deliver next-generation customer engagement solutions and services that address the entirety of the customer lifecycle. We offer our clients the means to acquire, support and renew customers across all channels while minimizing attrition and increasing customer lifetime value. Our Customer Lifecycle Management solutions include services such as customer care, sales support, digital marketing, technical support, digital self-service, content moderation, creative design and content production, and back office services. Customer Lifecycle Management represents our core service offering and a significant majority of the services we provide.
In addition to our Customer Lifecycle Management services, we also provide the complementary services described below, which are provided to clients as integrated solutions with our core service offering:
•CX/UX Strategy and Design. We strive to help our clients reimagine what great is, designing next generation CX solutions to exceed customer expectations. Our CX/UX Strategy and Design solutions, including CX strategy, data-driven user design, journey mapping, and multi-platform engineering, enable our clients to create effortless, personalized customer engagements and align business priorities around measurable goals. Through these services, we promote a more rapid integration of digital and enabling technologies, providing transformational business services to our clients.
•Digital Transformation. We seek to offer cutting edge solutions to reshape how brands better engage with their customers. Our innovative solutions and services are focused on creating disruption to help our clients stay relevant and achieve better business outcomes. Our Digital Transformation solutions include services such as Robotic Process Automation (“RPA”) and cognitive automation that automate processes to improve efficiency and accuracy, mobile app development to solve business challenges through new channels of customer engagement, work-at-home and gig platforms that capitalize on a changing and flexible workforce, Interactive Voice Response (“IVR”) and natural language understanding solutions that improve outcomes and customer experience with automated responses to verbal interactions, messaging and social platforms that allow clients to engage with customers across myriad platforms, and system integration services.
•Voice of the Customer and Analytics. Our VOC solutions turn customer feedback into actionable insights. Our Analytics solutions provide businesses with insight into rapidly changing markets through data, which provides our clients with a competitive edge. Our VOC and Analytics solutions include offerings such as VOC SaaS platform, speech and text insights, sentiment analysis, advanced analytics and real-time reporting.

Our Competitive Strengths
We believe the following strengths differentiate us from our competitors and provide us with a competitive advantage:
•Market Leader with a Differentiated Brand and Value Proposition: We strive to have a compelling brand and reputation as a leading provider of technology-infused solutions that shape the customer experience. We have a differentiated combination of global scale, local reach, technological expertise, end-to-end solution capabilities and full lifecycle services. We are widely recognized as a leading provider of CX solutions; garnering industry attention via 82 industry awards in fiscal year 2020. Third-party researchers have also taken note of our leading global practice with Everest Group Research distinguishing us as a leader for the 5th time, recognizing us as a company with strong vision and strategy and high buyer satisfaction.
•Strong Relationships with a Growing and Diversified Client Base: We provide customer experience solutions for over 95 Fortune Global 500 brands worldwide. Leading companies worldwide, including more than 90 clients that believe they are disruptors in their industries and over 90 of the Fortune 500, rely upon our solutions and services. We serve a wide variety of clients, extending across numerous verticals. Our end-to-end capabilities and global scale has enabled us to build long-lasting relationships with our clients spanning over 15 years on average. Our commitment to our clients is our primary focus and has generated numerous accolades to date, including 47 client awards in fiscal year 2020.
•Extensive Global Presence: We operate globally in over 40 countries across 6 continents with the ability to conduct business in 70 different languages. We believe we are well-positioned to serve the largest multinational brands in nearly every market in which they operate. Our global footprint includes a strong presence in emerging markets such as India, China, Brazil, Vietnam, Thailand and Indonesia, which provides an opportunity to grow with our clients in these regions. Our ability to create value for our clients across a global delivery platform has enabled us to be a partner of choice.
•Continued Investment in Research and Development: We believe that our investment in technology differentiates us from our competitors. We have provided technology-infused solutions for longer than a decade. We have been at the forefront of developing technology-infused CX solutions that improve the customer experience and will continue to strive for this in the future. We have been a leader in our industry in advancements such as conversational virtual assistants, multichannel and augmented CRM, predictive analytics, emotion analytics, cognitive learning and AI and enjoy a first mover advantage. We are also an industry leader in cybersecurity best practices. We believe our strong focus on innovation has enabled us to maximize value for our clients and made it harder for our competitors to compete with us. Due to our size and scale, and the regular implementation of technology as part of our CX solutions, our costs of developing, maintaining and integrating new technologies are not material on a stand-alone basis.

•Track Record of Sustainable Organic Growth: We have an established track record of long-term organic revenue growth, and we believe we will continue to enjoy sustainable growth while rebalancing our portfolio from acquisitions as a result of:
•Nature of our offerings
•Substantial switching costs for our clients
•High net revenue retention rates
•Strong barriers to entry in the CX solutions market
•Large and expanding addressable market
•Demonstrated History of Strategic Acquisitions: We have acquired and integrated more than 15 companies since our inception. We have a demonstrated ability to turn around underutilized assets and maximize their value, which we believe allows us to explore a broader scope of opportunities than our peers. In 2018, we acquired Convergys, which enhanced our ability to deliver additional transformative services to our clients with a broader global footprint.
•Corporate Culture Committed to Our Clients’ Success: Our unified team allows us to deliver consistent and exceptional results. As of November 30, 2020, our team consisted of approximately 270,000 employees globally. We enjoy high staff engagement because of a strong company culture that is fanatical about serving our clients through integrity and bold and disruptive thought. We strive for diversity and inclusion in the workplace and emphasize employee wellness and mental health. We believe this supportive environment reinforces the commitment of our team, empowers our employees to make an impact on our global community, and drives better customer experiences and improved outcomes for our clients.
•Experienced Management Team: Our passionate and committed management team is led by industry experts with a deep understanding of our clients’ needs. We have a highly talented management team with significant experience in the CX industry, with our senior leadership team having an average of nearly 30 years of experience. Through our acquisitions we have benefited from the addition of management talent, who have contributed valuable new perspectives and insights. Under our tenured management team, we have grown our revenue from $1.1 billion in fiscal year 2014 to $4.7 billion in fiscal year 2020, while delivering strong profitability.

Our Growth Strategy
The key elements to our growth strategy are:
•Expand and Deepen Relationships with Existing Clients: We have a well-established track record of cross-selling and offering additional solutions and premium services to sustain and grow our relationships with our existing clients. We have historically focused on clients with high transaction volume on a recurring basis, fast growing verticals, and large enterprises, and will continue to do so. We believe our scale, efficiency, and technology generates incremental value for our clients with each process we manage, naturally driving our customers to spend more with us. We believe our focus on technology innovation and responding to our clients’ needs positions us for continued growth.
•Relentlessly Innovate and Develop New Digital Services and Solutions: We believe we have developed innovative solutions for our clients, and we are focused on investing in technology. Investment in CX solutions technologies can enable more effective engagement with customers and improve the customer experience through increased automation, optimize customer journeys to reach faster solutions, enable personalized engagement across multiple platforms, and focus human engagement on the most complex interactions. For these reasons, we believe investments in disruptive technologies, applications, and services will continue to be instrumental in driving better value for our clients and result in increased profitability.
•Further Expand into Adjacent Markets: Our marketplace continues to expand beyond CRM BPO. We see significant opportunity for growth across adjacent markets. We intend to continue to provide our clients with an integrated offering of solutions that include digital services, VOC solutions, analytics and consulting, AI technology, Vertical BPO services and Back Office BPO services. To further capitalize on new market adjacencies, we have made significant investments across emerging technologies such as RPA, AI, ML, VOC, IVR, and Internet of Things (“IoT”), which we believe will enhance our clients’ ability to offer personalized, effective engagement in all customer interactions to increase customer satisfaction and promote brand loyalty. As our industry evolves, we will continue to invest in these new and fast growing markets to further sustain long-term growth.
•Selectively Pursue Strategic Acquisitions: We have made targeted acquisitions to increase our technology expertise, enter new verticals and geographies, and increase our scale, including the IBM Customer Care Business and Convergys. Our market remains highly fragmented and we believe that our acquisition strategy enhances and augments our growth avenues. We intend to continue to evaluate and pursue complementary, value enhancing acquisitions.
•Invest in Emerging Markets: We have invested in delivery operations in emerging, high-growth markets such as India, China, Brazil, Vietnam, Thailand and Indonesia. We expect to continue to invest in similar markets to be well-positioned to serve multinational brands and enable us to grow with our clients in the regions and countries where they are growing.
Our Customers
In fiscal year 2020, we served approximately 750 clients across various verticals and geographies. Our strategic verticals include: technology and consumer electronics, communications and media, retail, travel and ecommerce, banking, financial services and insurance, healthcare and other. We focus on developing long-term, strategic relationships with clients in verticals with certain characteristics, such as high growth, high transaction volume, high levels of compliance and security, and steep barriers to entry.
Sales and Marketing
We market our services through a sales force organized by industry vertical and geography. The length of our selling cycle varies depending on the type of engagement. Our efforts may begin in response to our lead generation program, a perceived opportunity, a reference by an existing client, a request for proposal or otherwise. The sales cycle varies depending on the type of services work as well as whether there is an existing relationship with the client.
We have designated client partners or global relationship managers for each of our strategic relationships. The relationship manager is supported by process improvement, quality, transition, finance, human resources, information technology and industry or subject matter expert teams to ensure the best possible solution is provided to our clients.
We also strive to foster relationships between our senior leadership team and our clients’ senior management. These “C-level” relationships ensure that both parties are focused on establishing priorities, aligning objectives and driving client value from the top down. High-level executive relationships have been particularly constructive as a means of increasing business from our existing clients. It also provides us with a forum for addressing client concerns. We constantly measure our client satisfaction levels to ensure that we maintain high service levels for each client.
Our Operations
We have global delivery capabilities that allow us to scale our operations with people and other resources from around the world, including language fluency, proximity to clients and time-zone advantages. A critical component of this capability is our more than 280 locations in more than 40 countries throughout the Americas, Asia-Pacific and EMEA. Our delivery centers improve the efficiency of our engagement teams through the reuse of processes, solution designs and infrastructure by leveraging the experience of delivery center professionals. Services are provided from these global locations to customers worldwide in multiple languages. These services are supported by proprietary and third-party technologies to enable efficient and secure customer contact through various channels including voice, chat, web, email, social media and other digital platforms. All of our delivery centers and data centers are subject to annual certifications and attestations that include Payment Card Industry Data Security Standard (PCI DSS) version 3.2.1, ISO 27001:2013 and SOC2 Type II. Twenty-eight of our delivery centers around the world are certified to the COPC (Customer Operation Performance Center) Outsource Service Provider standard. For our healthcare clients, we have achieved HITRUST Common Security Framework (CSF) 9.3 certification. We also maintain a Level 3 CMMI version 1.3 certification for services and development for our major technology development centers globally.
We also have the capability to provide services for our clients with work-at-home employees. During 2020, the COVID-19 pandemic significantly expanded the prevalence of CX solutions that rely on remote employees, and we increased our productive work-at-home employees to more than 60% of our total workforce. Our SecureCXTM platform supports secure remote work environments through digital tools and technology that authenticate and monitor the remote employee, restrict unauthorized personnel and devices, and deliver real-time alerting of attempts to circumvent control.
We operate a globally distributed data processing environment that can integrate service delivery center data servers and databases with our data centers and points of presence. Our technologically-advanced and secured data centers provide availability 24 hours a day, 365 days a year, with redundant power and communication feeds and emergency power back-up, and are designed to withstand most natural disasters.
The capacity of our data center and contact center operations, our nimble approach to work-at-home employees, and the scalability of our customer management solutions enable us to meet the changing needs of large-scale and rapidly growing companies and government entities. By leveraging our scale and efficiencies across our common system platforms, we can provide rapid client-specific enhancements and modifications without incurring many of the costs of a full custom application, which positions us as a value-added provider of customer support products and services.
International Operations
Approximately 78% of our revenue is generated by our non-U.S. operations. A key element in our business strategy has been to locate our service delivery contact centers in markets that are strategic to our customer requirements and cost beneficial. We have significant operations in the Philippines and India.
Sales and cost concentrations in international jurisdictions subject us to various risks, including the impact of changes in the value of foreign currencies relative to the U.S. Dollar, which in turn can impact reported revenues and cost of revenues.
See Note 10 to the combined financial statements included elsewhere in this Annual Report on Form 10-K for additional financial information related to our international and domestic operations.
Seasonality
Our revenue and margins fluctuate with the underlying trends in our clients’ businesses. As a result, our revenues and margins are typically the highest in our fourth fiscal quarter.
Information Technology
We invest in IT systems, infrastructure, automation and security to enhance workforce management and improve productivity. Our contact centers can employ a broad range of technology, including digital switching, intelligent call routing and tracking, proprietary workforce management systems, case management tools, proprietary software systems, computer telephony integration, interactive voice response, advanced speech recognition, web-based tools and relational database management systems with embedded security. Our innovative use of technology enables us to improve our voice, chat, web and e-mail handling and personnel scheduling, thereby increasing our efficiency and enhancing the quality of the services we deliver to our clients and their customers. We are able to respond to changes in client call volumes and manage call volume traffic based on agent availability. Additionally, we can use this technology to collect information concerning the contacts, including number, response time, duration and results of the contact and report the information to the client on a periodic basis for purposes of monitoring quality of service and accuracy of billing.
Competition
We operate in a highly competitive and rapidly evolving global marketplace. Our major competitors include Accenture plc, Atento S.A., Cognizant Technology Solutions Corporation, Conduent Inc., ExlService Holdings, Inc., Genpact Limited, Globant S.A., Medallia, Inc., Qualtrics, LLC, Sitel Group, Sykes Enterprises Inc., TaskUs Inc., Teleperformance S.A., TELUS International, TTEC Holdings, Inc., Transcosmos Inc., Webhelp SAS, and WNS (Holdings) Limited.
In the future, we may face greater competition due to the consolidation of CX solutions providers. Consolidation activity may result in competitors with greater scale, a broader footprint or more attractive pricing than ours. In addition, a client or potential client may choose not to outsource its business, by setting up captive outsourcing operations or performing formerly outsourced services for themselves, or may switch CX solutions providers.
Human Capital Resources
We are committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent. Through ongoing employee development, comprehensive compensation and benefits, and a focus on health, safety and employee wellbeing, we strive to help our employees in all aspects of their lives so they can do their best work.
As of November 30, 2020, we had approximately 270,000 full-time employees, of which approximately 57,000 were based in the Americas, approximately 185,000 were based in Asia-Pacific, and approximately 26,000 were based in EMEA. Except for a small number of our employees in certain countries, generally required by local regulations or brought in through acquisitions, our employees are not represented by a labor union, nor are they covered by a collective bargaining agreement.
Diversity, Equity and Inclusion
We believe that a diverse employee population, including across background, gender, ethnicity, sexual orientation and lived experiences, is critical to our success and contributes to a work environment that promotes bold and contrarian thinking and an entrepreneurial mindset. We strive to create an inclusive workplace where people can bring their authentic selves to work. Our employees are encouraged to leverage their personal strengths and experiences to continually innovate and contribute to the development of new ideas and process improvements that drive better customer experiences and improved outcomes for our clients. Our commitment to diversity and inclusion starts with our highly skilled and diverse board of directors, a majority of which is women. In 2020, Concentrix strengthened its commitment to diversity by creating the role of Senior Director of Community and Culture to lead efforts for staff experience, diversity, equity and inclusion, wellbeing, and global citizenship. In 2020, our Chief Executive Officer, Chris Caldwell, was named one of the ten best CEOs for Women and one of the ten best CEOs for Diversity by Comparably, a workplace culture and compensation website.
Pay Equity or Total Rewards
We believe people should be paid for what they do and how they do it, regardless of their gender, race, or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider factors such as an employee’s role and experience, the location of their job, and their performance. We also review our compensation practices, both in terms of our overall workforce and individual employees, to ensure our pay is fair and equitable. We have reviewed the compensation of employees to ensure consistent pay practices by conducting a gender pay equity analysis comparing employees in the same role within a country or location.

We require a uniquely talented workforce and are committed to providing total rewards that are market-competitive and performance based, driving innovation and operational excellence. Our compensation programs, practices, and policies reflect our commitment to reward short- and long-term performance that aligns with and drives long-term stockholder value. Total direct compensation is generally positioned within a competitive range of the market median, with differentiation based on tenure, skills, proficiency, and performance to attract and retain key talent.
Employee Engagement
We pride ourselves on being fanatical about our staff. Our company culture emphasizes the satisfaction and well-being of our employees and a diverse, engaged workforce. We regularly solicit the opinion and views of our employees through an employee satisfaction survey, the results of which inform key staff initiatives to support engagement and foster retention. The global participation rate for our most recent employee satisfaction survey in 2020 was more than 85%, and our average employee satisfaction score exceeded 4.3 out of 5, an increase of approximately 1.4% from 2019.
Training and Development
Human capital development underpins our efforts to execute our strategy and continue to deliver exceptional services globally. We invest in our employees’ career growth and provide employees with a wide range of development opportunities, including face-to-face, virtual, social and self-directed learning, mentoring, coaching, and external development. Front-line staff receive continual feedback and reinforcement from supervisors who provide coaching, often in real time, so that staff can more readily apply their training to assist our clients and their customers. In addition, our employees have access to more than 10,800 online courses and 350 learning paths through Concentrix University to develop skills specific to their current roles and promote ongoing career growth.
Health, Safety and Wellness
The physical health, financial stability, life balance and mental health of our employees is vital to our success. We sponsor a wellness program designed to enhance physical, financial, and mental well-being for all of our employees. Throughout the year, we encourage healthy behaviors through regular communications, educational sessions, voluntary progress tracking, wellness challenges, and other incentives. Since the onset of the COVID-19 pandemic, we have taken an integrated approach to helping our employees manage their work and personal responsibilities, with a strong focus on mental health. We also successfully transitioned a significant portion of our workforce to a remote working environment and implemented a number of safety and social distancing measures in our sites to protect the health and safety of our employees. We are focused on supporting access to COVID-19 vaccines for our employees around the world. In January 2021, we announced initiatives in the Philippines and India to ensure our employees in those countries are able to receive a vaccination at no charge, and we expect to implement similar initiatives in countries where our employees do not have access to free vaccines.
Available Information
Our website is www.concentrix.com. We make available free of charge, on or through our website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing or furnishing these reports with the Securities and Exchange Commission (the “SEC”). Information contained on our website is not a part of this Annual Report on Form 10-K.
The SEC maintains a website at www.sec.gov that contains our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and our proxy and information statements.

ITEM 1A. RISK FACTORS
This section discusses the most significant factors that could affect our business, results of operations and financial condition. You should carefully consider the following risks and the other information contained in this Annual Report on Form 10-K in evaluating our company and our common stock. If any of the risks discussed below occur, our business, financial condition, results of operations, or liquidity could be materially adversely affected and, as a result, the trading price of our common stock could decline. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also harm our business, results of operations or financial condition.
We have grouped these risk factors into three categories:
•Risks related to our business and the industry in which we operate;
•Risks related to the spin-off; and
•General risk factors related to ownership of our common stock.
Risks Related to Our Business and Industry
We anticipate that our revenue and operating results will fluctuate, which could adversely affect the enterprise value of our Company and our securities.
Our operating results have fluctuated and will fluctuate in the future as a result of many factors, including:
•the impact of the business acquisitions and dispositions we make;
•general economic conditions, including uncertainty related to the COVID-19 pandemic and its impact on the global economy, international trade negotiations, such as between the United States and China and between China and India, the United Kingdom’s exit from the European Union, U.S. federal government budget disruptions, and market volatility as a result of political leadership in certain countries;
•the level of outsourced business services, including insourcing by our clients;
•the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve;
•our clients’ success and the market acceptance and performance of their products and services;
•consolidation of our competitors;
•competitive conditions in our industry; and
•fluctuations in rates in the currencies in which we transact.
Although we attempt to control our expense levels, these levels are based, in part, on anticipated revenue. Therefore, we may not be able to control spending in a timely manner to compensate for any unexpected revenue decrease.
Revenue is typically higher in our fourth quarter due to seasonal patterns in our clients’ businesses. These patterns may not be repeated in subsequent periods. You should not rely on period-to-period comparisons of our operating results as an indication of future performance. In future years, our operating results may be below our expectations or those of our public market analysts or investors, which would likely cause our share price to decline.

We are subject to uncertainties and rapid variability in demand by our clients, which could decrease revenue and adversely affect our operating results.
Our revenues depend, in large part, on the volume, geographic location, and type of CX services demanded. CX solutions can be provided in different geographies and through different service channels. While we have the capacity to provide multi-channel services in countries across the globe, changes in the type of services utilized and the geographic location where the services are provided can impact our revenues and profitability. There can be no assurance that the current demand for CX services will continue or grow, that organizations will not elect to perform such services in-house, or that clients will not elect to move CX services to lower-cost or lower-margin geographies or customer contact channels.
Our client contracts include provisions, including termination for convenience, that could cause fluctuations in our revenue and have an adverse effect on our operations and financial results.
Our client contracts typically include provisions that, if triggered, could impact our profitability. For example, many of our contracts may be terminated with a short amount of notice for any reason and, to the extent our clients terminate these contracts, we could experience unexpected fluctuations in our revenue and operating results from period to period. Additionally, some contracts have performance-related bonus or penalty provisions, whereby we could receive a bonus if we satisfy certain performance levels or have to pay a penalty for failing to do so. Such performance-related conditions are based on metrics that measure customer satisfaction and the quality, quantity and efficiency of our handling of the client’s customer interactions across multiple channels. Generally, performance-related bonus or penalty provisions account for less than 1% of our annual revenue in the aggregate. However, whether we receive a bonus or are required to pay a penalty changes with performance and may cause fluctuations in our financial results. In addition, our clients may not guarantee a minimum volume; however, we hire employees based on anticipated volumes. If we fail to anticipate volumes correctly, our operations and financial results may suffer. The reduction of volume, loss of clients, payment of penalties or inability to terminate any unprofitable contracts could have an adverse impact on our operations and financial results.
Our industry is subject to intense competition and dynamic changes in business model, which in turn could cause our operations to suffer.
The CX solutions industry is highly competitive, highly fragmented and subject to rapid change. We believe that the principal competitive factors in this market are breadth and depth of process and domain expertise, service quality, ability to tailor specific solutions to customer needs, the ability to attract, train and retain qualified people, cybersecurity, compliance rigor, global delivery capabilities, price, and marketing and sales capabilities. We compete for business with a variety of companies, including in-house operations of existing and potential clients. If our clients place more focus in this area and internalize these operations, this could cause a significant reduction in the size of the available market for third-party service providers like us. Similarly, if competitors offer their services at lower prices to gain market share or provide services that gain greater market acceptance than the services we offer or develop, the demand for our services may decrease. Niche providers or new entrants can enter markets by developing new systems or services that could impact our business. The opportunity for new entrants in our industry may expand as some CX solutions shift from voice engagement to digital engagement. New competitors, new strategies by existing competitors or clients, and consolidation among clients or competitors could result in significant market share gain by our competitors, which could have an adverse effect on our revenues.
In addition, our success may depend on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and offerings to serve the evolving needs of our clients. Some of these emerging technologies, such as RPA, AI, ML, VOC, IVR, and IoT, may cause an adverse shift in the way our existing business operations are conducted, including by replacing human contacts with automated or self-service options, or decrease the size of the available market. We may be unsuccessful at anticipating or responding to new developments on a timely and cost-effective basis, and our use of technology may differ from accepted practices in the marketplace. Certain of our solutions may require lengthy and complex implementations that can be subject to changing client preferences and continuing changes in technology, which can increase costs or adversely affect our business. We may incur significant expenses in an effort to keep pace with customer preferences for technology or to gain a competitive advantage through technological expertise or new technologies. If we cannot offer new technologies as quickly or efficiently as our competitors, or if our competitors develop more cost-effective or client-preferred technologies, it could have a material adverse effect on our ability to obtain and complete client engagements, which could adversely affect our business.
Our delivery center activities are located around the world, with a significant concentration in the Philippines, India, China, and Brazil, which may expose us to business risks and disrupt our operations.
Our operations are based on a global delivery model with client services provided from delivery centers located throughout the Americas, Asia-Pacific, and EMEA, with a significant percentage of our workforce located in the Philippines, India, China, and Brazil. Operating globally subjects us to risks in the countries in which we do business, which may include political and economic instability, the time and expense required to comply with different laws and regulations, challenges with hiring and retaining adequate staff, inflation, longer payment cycles or difficulties in collecting accounts, and seasonal reductions in business activity. Socio-economic situations that are specific to the Philippines, India, China and Brazil can severely disrupt our operations and impact our ability to fulfill our contractual obligations to our clients. If these regions experience severe natural calamities or political unrest, our personnel resources may be affected, our IT and communication infrastructure may be at risk and the client processes that we manage may be adversely affected. We may also continue to expand internationally to respond to competitive pressure and client and market requirements, which could increase these risks. If we are unable to manage the risks associated with our international operations and expanding such operations, our business could be adversely affected and our revenues and earnings could decrease.
The ongoing COVID-19 pandemic or the widespread outbreak of another illness or communicable disease, or any other public health crisis, could adversely affect our business, results of operations and financial condition.
We could be negatively impacted by the COVID-19 pandemic or the widespread outbreak of another illness or other communicable disease, or any other public health crisis, that results in a disruption to the global economy. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and labor force participation and created significant volatility and disruption of financial markets. “Shelter-in-place” restrictions by various governments around the world negatively impacted our results of operations for the year ended November 31, 2020, and was most acute during the second quarter of fiscal year 2020, as many of our employees were unable to work productively during the period despite client demand. The extent of the continued impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration, spread and severity of the pandemic, country and state restrictions regarding virus containment, the availability and effectiveness of vaccines and treatment options, accessibility to our delivery and operations locations, our continued utilization of remote work environments in response to future health and safety restrictions, and the effect on our clients’ businesses and the demand for their products and services, all of which are uncertain and cannot be predicted. We could also face legal, reputational and financial risks if we fail to protect customer and internal data from security breaches or cyberattacks.
An extended period of disruption to the global economy and business operations caused by the COVID-19 pandemic or any other public health crisis could materially affect our business, our results of operations, our access to sources of liquidity, the carrying value of our goodwill and intangible assets, and our financial condition.
Cyberattacks or the improper disclosure or control of personal information could result in liability and harm our reputation, which could adversely affect our business.
Our business is heavily dependent upon information technology networks and systems. Internal or external attacks on those networks and systems, including phishing, password attacks, and ransomware and other malware, could disrupt our normal operations centers and impede our ability to provide critical products and services to our clients and their customers, subjecting us to liability under our contracts and damaging our reputation.

Our business also involves the use, storage, and transmission of information about our employees, our clients, and customers of our clients. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines, or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or customer data, whether through system failure, employee negligence, fraud, or misappropriation, along with unauthorized access to or through our information systems or those we develop for clients, whether by our employees or third parties, could result in negative publicity, loss of clients, legal liability, and damage to our reputation, business, results of operations, and financial condition.
While we take measures to protect the security of, and prevent unauthorized access to, our systems and personal and proprietary information, the security controls for our systems, as well as other security practices we follow, may not prevent improper access to, or disclosure of, personally identifiable or proprietary information. Furthermore, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. The General Data Protection Regulation (“GDPR”) in Europe, the Data Privacy Act in Philippines, the California Consumer Privacy Act and other similar laws have resulted, and will continue to result, in increased compliance costs. Moreover, the failure to comply with these laws can result in significant monetary penalties. For example, fines of up to 4% of an entity’s annual global revenues can be imposed for violations of the GDPR. Our failure to adhere to or successfully implement processes in response to these and other changing regulatory requirements in this area could result in legal liability, monetary penalties, or impairment to our reputation in the marketplace, which could have a material adverse effect on our business, financial condition, and results of operations.
Increases in the cost of labor across the jurisdictions in which we operate could adversely affect our results of operations.
We generally sign multi-year client contracts with pricing models that are based on prevailing labor costs in the jurisdictions where we will deliver services. However, quickly rising wages or changes in laws or governmental regulations related to wages, employee benefits or other working conditions with little notice or transition period can increase our costs and limit our ability to adjust in a timely manner. Potential labor organizing and works council negotiations in certain of the countries in which we do business could also contribute to rising costs or otherwise disrupt our business. Such rising costs or our inability to manage rising costs could have a material adverse effect on our business and results of operations.
We depend on a variety of communications services and information technology systems and networks, and any failure or increase in the cost of these systems could adversely impact our business and operating results.
The services we provide to our clients depend on the persistent availability and uncompromised security of our communications, technology and information technology systems. Our business uses a wide variety of technologies to allow us to manage large volumes of work. We deploy leading edge digital transformation capabilities such as AI-based automation bots, omnichannel services and internally-developed and third-party software solutions to enhance customer and employee experience across various technology environments and platforms. We operate an extensive internal voice and data network that links our global sites together in a multi-hub model that enables the rerouting of voice and data across the network, and we rely on multiple public communication channels and telephone, internet, and data services provided by various third parties for connectivity to our clients. Maintenance of, and investment in, this technology is critical to keeping our employees productive and the success of our service delivery model.
Any failure in technology, or in our ability to manage our resources, may impair service quality and have a negative impact on our operations. Failures or significant downtime of our IT or telecommunications systems could prevent us from handling call volume, and frequent or prolonged interruption in our ability to provide service could result in contractual performance penalties, damage to our reputation, and the loss of business from existing and potential clients. Any increase in average waiting time or handling time or lack of promptness or technical expertise of our employees will negatively impact customer satisfaction and our business. Telephone, internet, and data service providers may elect not to renew their contracts with us or increase the cost of such services. If our communications or information technology systems are disrupted or the cost of maintaining those systems increases significantly, our results of operations could be adversely affected.
We depend on a limited number of clients for a significant portion of our revenue, and the loss of business from one or more of these clients could adversely affect our results of operations.
Our five largest clients collectively represented approximately 26% of our revenue in 2020. This client concentration increases the risk of quarterly fluctuations in our operating results, depending on the seasonal pattern of our top clients’ business. In addition, our top clients could make greater demands on us with regard to pricing and contractual terms in general.
At any given time, we typically have multiple work orders or contracts with our largest clients. Clients may have the right to terminate work orders or contracts for convenience or may have risk tolerances that limit how much business they retain with a single service provider. While we would not expect all work orders or contracts to terminate at the same time, the loss of one or more of the larger work orders or contracts with one of our largest clients could adversely affect our business, results of operations and financial condition if the lost revenues are not replaced with profitable revenues from that client or other clients.
If we fail to maintain effective internal controls over operations we perform for our clients or if our information systems are breached or client data are compromised, client relations may suffer, which in turn may adversely affect our revenue and results of operations.
We represent our clients in certain critical operations of their business processes such as sales, marketing and customer support and manage large volumes of customer information and confidential data. If we fail to maintain effective controls, our clients experience disruptions in their operations or the confidentiality of customer data is compromised, our client relationships may suffer, and we may face possible legal action. We may be liable if we do not maintain adequate internal controls over the processes we manage for our clients or if we fail to comply with the laws and regulations applicable to the operations in which we represent our clients.
Our clients may request us to obtain audit reports over our internal controls. If we are unable to complete these audit reports in a timely manner, or if internal control deficiencies are identified in the audit process, our client relationships may suffer.
If we are unable to hire and retain employees with domain expertise, our operations will be disrupted, and such disruption may impact our ability to manage our costs, which in turn could impact our profitability.
The success of our operations and the quality of our services are highly dependent on our ability to attract and retain skilled personnel in all of our global delivery centers. The industry is characterized by high employee attrition rates and we face competition in hiring, retaining and motivating talented and skilled leaders and employees with domain experience. Any increase in our employee turnover rate could increase recruiting and training costs and could decrease operating effectiveness and productivity.
In addition, our profitability is directly affected by the utilization rate of our personnel resources. If we are unable to achieve optimum utilization of our personnel resources, we may experience erosion in our profit margin. However, if our utilization is too high, the quality of services provided to our clients may deteriorate and we may also experience higher attrition rates. If we are unable to manage our employee attrition rates, adequately motivate our employees or utilize our personnel resources efficiently, our operations will be disrupted, and such disruption may impact our ability to manage our costs, which in turn could impact our profitability.
Because of the experience of our key personnel and their technological and industry expertise, if we were to lose any of our key personnel, it could inhibit our ability to operate and grow our business successfully.
We are dependent in large part on our ability to retain the services of our key senior executives and other technological and industry experts and personnel. With the exception of our Chief Executive Officer and in countries where employment agreements are customary, we generally do not have employment agreements with our executives or employees. We also do not carry “key person” insurance coverage for any of our key executives. We compete for qualified senior management and technical personnel. The loss of, or inability to hire, key executives or qualified employees could inhibit our ability to operate and grow our business successfully.
We have substantial operations located in regions of the world that have experienced severe natural events, and any disruption in the operations of our facilities could harm our business and operating results.
Natural disasters, adverse weather conditions, terrorist attacks, work stoppages in the transportation industry, and other business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses by disrupting our operations or leading to economic weakness in the countries in which they occur. We have substantial operations in countries, most notably the Philippines and India, that have experienced severe natural events, such as typhoons, mudslides and floods, in the recent past. Weather patterns may become more volatile, and severe weather events may become more frequent or more widespread, as a result of the potential effects of climate change. Labor disputes that disrupt transportation services could limit the ability of our employees to reach our facilities or increase the cost of transportation services that we procure for our employees in certain countries. Any prolonged disruption in the operations of our facilities, whether due to technical difficulties, power failures, break-ins, destruction or damage to the facilities as a result of a natural disaster, fire, or any other reason, could cause service interruptions or reduce the quality level of services that we provide and harm our operating results. Our disaster recovery plan and business interruption insurance may not be sufficient to compensate for losses that may occur.
Changes in foreign currency exchange rates could adversely affect our business and operating results.
While most of our contracts are priced in U.S. dollars, we recognize a substantial amount of revenue under contracts that are denominated in euros, British pounds, Australian dollars and Japanese yen, among other foreign currencies. A significant increase in the value of the U.S. dollar relative to these currencies may have a material adverse impact on the value of those revenues when translated to U.S. dollars.
Our services are delivered from several delivery centers located around the world, with significant operations in the Philippines and India. Although our contracts with U.S.-based clients are typically priced in U.S. dollars, a substantial portion of our costs to deliver services under these contracts are denominated in the local currency of the country where services are provided. We also have certain client contracts that are priced in non-U.S. dollar currencies for which a substantial portion of the costs to deliver the services are in other currencies. As a result, our revenue may be earned in currencies that are different from the currencies in which we incur corresponding expenses. Fluctuations in the value of currencies, such as the Philippine Peso, the Indian Rupee, and the Canadian Dollar, against the U.S. Dollar or other currencies in which we bill our clients, and inflation in the local economies in which these delivery centers are located, could increase the operating and labor costs in these delivery centers which can result in reduced profitability. A significant decrease in the value of the contractual currency, relative to the currencies where services are provided, could have a material adverse impact on our operating results that are not fully offset by gains realized under the hedging contracts we have in place in certain currencies to limit our potential foreign currency exposure.
We may have higher than anticipated tax liabilities, which could result in a material adverse effect on our business.
Due to the global nature of our operations, we are subject to the complex and varying tax laws and rules of several jurisdictions and have material tax-related contingent liabilities that are difficult to predict or quantify. In preparing our financial statements, we calculate our effective income tax rate based on current tax laws and regulations and our estimated taxable income within each of these jurisdictions. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:
•changes in income before taxes in various jurisdictions in which we operate that have differing statutory tax rates;

•changes in tax laws, regulations or rates, or the implementation or interpretation of such tax laws and regulations;
•effect of tax rate on accounting for acquisitions and dispositions;
•issues arising from tax audits or examinations and any related interest or penalties; and
•uncertainty in obtaining tax holiday extensions or the expiration or loss of tax holidays in various jurisdictions.
We report our results of operations based on our determination of the amount of taxes owed in various tax jurisdictions in which we operate. The determination of our worldwide provision for income taxes and other tax liabilities requires estimation, judgment and calculations where the ultimate tax determination may not be certain.
We are also subject to tax audits, including with respect to transfer pricing, in the United States and other jurisdictions and our tax positions may be challenged by tax authorities. There can be no assurance that our current tax provisions will be settled for the amounts accrued, that additional tax exposures will not be identified in the future or that additional tax reserves will not be necessary for any such exposures. Any increase in the amount of taxation incurred as a result of challenges to our tax filing positions could result in a material adverse effect on our business, results of operations and financial condition.
We have pursued and intend to continue to pursue strategic acquisitions or investments in new markets and may encounter risks associated with these activities, which could harm our business and operating results.
We have in the past pursued, and in the future expect to pursue, acquisitions of, or investments in, businesses, technologies and assets in new or existing markets, either within or outside the CX solutions industry, that complement or expand our existing business. Our acquisition strategy involves a number of risks, including:
•difficulty in successfully integrating acquired operations, IT and other systems, clients, services, businesses, and employees with our operations on a timely and cost-effective basis;
•risk that the acquired businesses will fail to maintain the quality of services that we have historically provided or that we expect from the acquired businesses;
•the announcement or consummation of a transaction may have an adverse impact on relationships with third parties, including existing and potential clients;
•loss of key employees of acquired operations or inability to attract, retain and motivate employees necessary for our expanded operations;
•acquired businesses located in regions where we have not historically conducted business may subject us to new operational risks, laws, regulations, employee expectations, customs, and practices;
•difficulty in scaling critical resources and facilities for the business needs of the expanded enterprise;
•diversion of our capital and management attention away from operational matters and other business issues;
•increase in our expenses and working capital requirements;
•in the case of acquisitions that we may make outside of the United States, difficulty operating internationally and over significant geographical distances;
•other financial risks, such as potential liabilities of the businesses we acquire; and
•our due diligence process may fail to identify significant issues with the acquired company’s service quality, financial disclosures, accounting practices or internal control deficiencies.
We may incur additional costs and certain redundant expenses in connection with our acquisitions and investments, which may have an adverse impact on our operating margins. Future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large asset write-offs, a decrease in future profitability, or future losses. The incurrence of debt in connection with any future acquisitions could restrict our ability to obtain working capital or other financing necessary to operate our business. Our recent and future acquisitions or investments may not be successful, and if we fail to realize the anticipated benefits of these acquisitions or investments, our business and operating results could be harmed.
Our goodwill and identifiable intangible assets could become impaired, which could have a material non-cash adverse effect on our results of operations.
We have recorded substantial goodwill and amortizable intangible assets as a result of our previous acquisitions. We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We assess whether there has been an impairment in the value of goodwill at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include declines in stock price, market capitalization or cash flows, and slower growth rates in our industry. We could be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or intangible assets was determined, negatively impacting our results of operations.
The inability or unwillingness of clients that represent a large portion of our accounts receivable balance to timely pay such balances could adversely affect our business.
We often carry significant accounts receivable balances from a limited number of clients that generate a large portion of our revenues. For example, approximately 27% of our accounts receivable balance as of November 30, 2020 was attributable to five clients. A client may become unable or unwilling to timely pay its balance due to a general economic slowdown, economic weakness in its industry or the financial insolvency of its business. While we closely monitor our accounts receivable balances, a client’s financial inability or unwillingness, for any reason, to pay a large accounts receivable balance or many clients’ inability or unwillingness to pay accounts receivable balances that are large in the aggregate would adversely impact our income and cash flow.
The terms of our debt arrangements impose significant restrictions on our ability to operate and could have an adverse effect on our business and results of operations.
The terms of the agreements under which our indebtedness was incurred may limit or restrict, among other things, our ability to:
•incur additional indebtedness;
•make investments;
•pay dividends or make certain other restricted payments;
•repurchase common stock;
•consummate certain asset sales or acquisitions;
•enter into certain transactions with affiliates; and
•merge, consolidate or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.
We are also required to maintain specified financial ratios and satisfy certain financial condition tests under certain of our debt arrangements. Our inability to meet these ratios and tests could result in the acceleration of the repayment of the related debt, termination of the applicable debt arrangement, an increase in our effective cost of funds or the cross-default of other indebtedness. As a result, our ability to operate may be restricted and our ability to respond to business and market conditions may be limited, which could have an adverse effect on our business and operating results.

Our level of indebtedness could have adverse consequences for our business or our financial condition.
As of November 30, 2020, we had $1.15 billion of indebtedness prior to debt issuance costs, and we may increase our indebtedness in the future. Our level of indebtedness could have adverse consequences to us and our stockholders, including:
•requiring us to dedicate a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures and other general corporate requirements, and to grow our business;
•limiting our ability to borrow additional funds as needed, make strategic acquisitions or take advantage of other business opportunities as they arise, or pay cash dividends;
•increasing future debt costs and limiting the future availability of debt financing;
•increasing our vulnerability to general adverse economic and industry conditions; and
•limiting our flexibility in planning for, or reacting to, changes in our business and industry.
To the extent that we incur additional indebtedness, the risks described above could increase. In addition, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to service our outstanding debt or to repay our outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to service or refinance our debt.
If the interest rates on our outstanding borrowings increase, our net income could be adversely affected.
Our outstanding borrowings under our senior secured credit facility and our accounts receivable securitization facility are variable-rate obligations that expose us to interest rate risk. If interest rates increase, our debt service obligations and our interest expense will increase even if our outstanding borrowings remain the same. Our net income and cash flows, including cash available for servicing indebtedness, will correspondingly decrease.
Our business is subject to many regulatory requirements, and changes in current regulations or their interpretation and enforcement, or the adoption of new regulations, could significantly increase our cost of doing business.
Our business is subject to many laws and regulatory requirements in the United States and the other countries in which we operate, covering such matters as labor relations, healthcare, outsourcing, trade restrictions, tariffs, taxation, sanctions, data privacy, consumer protection (including the method and timing of placing outbound telephone calls and the recording or monitoring of telephone calls), internal and disclosure control obligations, collections activities, insurance policy administration, governmental affairs, and immigration. Many of these regulations, including those related to labor relations and data privacy, change frequently and sometimes conflict among the various jurisdictions and countries in which we provide services. Laws and regulatory requirements may also be subject to interpretation. If our interpretation conflicts with positions taken by regulatory agencies or other government bodies in the future, we may be subject to legal liability or be unable to conduct business in the same manner. Violations of any laws and regulations to which we are subject, including failing to adhere to or successfully implement processes in response to changing regulatory requirements, could result in liability for damages, fines, criminal prosecution, unfavorable publicity and damage to our reputation, and restrictions on our ability to operate, which could have a material adverse effect on our business, results of operations, and financial condition.
In particular, because a substantial portion of our operating costs consist of labor costs, changes in governmental regulations relating to wages, mandatory time off, severance, healthcare, and other benefits or employment taxes, or violations of such regulations, could have a material adverse effect on our business, results of operations, or financial condition. In addition, changes in policies or laws of the United States or non-U.S. governments resulting in, among other things, higher taxation, limitations on the ability of companies to utilize offshore outsourcing, currency conversion limitations, restrictions on fund transfers, or the expropriation of private enterprises, could reduce the anticipated benefits of our global operations. Any actions by countries in which we conduct business to reverse policies that encourage international trade or investment could also adversely affect our business.
Our reputation may be damaged by events outside of our control, which could adversely affect our results of operations.
As a provider of CX solutions, our reputation is important to growing our business with new and existing customers and attracting and retaining our employees. Our reputation can be affected by events outside of our control, including negative publicity associated with our clients’ businesses or social media campaigns directed against us or our clients. Responding to such events can distract from our business and increase costs. If our reputation is damaged, we could experience increased difficulty in attracting and retaining clients and employees, which could adversely affect our business and results of operations.
Our results of operations could be adversely affected by litigation and other commitments and contingencies.
We face risks arising from various unasserted and asserted claims, including, but not limited to, commercial, employee, consumer protection, tax, and patent infringement claims. Certain claims may be structured as class action lawsuits or otherwise allege substantial damages. Unfavorable outcomes in pending or future litigation or the settlement of asserted claims could negatively affect us. Regardless of the outcome, litigation could result in substantial expense and could divert the efforts of our management.
We have developed proprietary IT systems, mobile applications, and cloud-based technology and acquired technologies that play an important role in our business, which we will continue to own following the separation. If any claim alleging infringement of intellectual property rights is successful against us and if indemnification is not available or sufficient, we may be required to pay substantial damages to the third party and indemnify our clients for losses arising out of the infringement. In order to continue delivery services to our clients, we may also need to seek and obtain a license of the other party’s intellectual property rights. We may be unable to obtain such a license on commercially reasonable terms, if at all, which could disrupt our business and adversely affect our results of operations.
In addition, in the ordinary course of business, we may make certain commitments, including representations, warranties and indemnities relating to current and past operations and divested businesses, and issue guarantees of third-party obligations. The amounts of such commitments can only be estimated, and the actual amounts for which we are responsible may differ materially from our estimates.
If we incur liability as a result of any current or future litigation, commitments or contingencies and such liability exceeds any amounts accrued, our business, results of operations and financial condition could be adversely affected.
Risks Relating to the Spin-Off
The spin-off may not achieve some or all of the anticipated benefits.
We may not realize some or all of the anticipated strategic, financial, operational, marketing or other benefits from the spin-off, or such benefits may be delayed by a variety of circumstances, which may not be under our control. As an independent publicly traded company, we are smaller and less diversified with a narrower business focus than when we were a business segment of SYNNEX and may be more vulnerable to changing market conditions, which could materially and adversely affect our business, financial condition and results of operations.

Our historical financial information may not be fully representative of our results as a stand-alone public company.
SYNNEX did not account for us, and we were not operated, as a stand-alone public company for the periods presented in our combined financial statements included in this Annual Report on Form 10-K. Our combined financial statements have been carved out from SYNNEX’ consolidated financial statements and reflect assumptions and allocations made by SYNNEX and prescribed by generally accepted accounting principles. Our combined financial statements do not fully represent what our financial position, results of operations and cash flow would have been had we operated as a stand-alone public company during the periods presented. We have not made adjustments to reflect the significant changes that have occurred in our capital structure, cost structure, funding, operations and effective tax rate as a result of our separation from SYNNEX, including debt and interest expense we have under our new debt arrangements, increased costs associated with reduced economies of scale and other costs associated with being a stand-alone public company. As a result, the financial information included in this Annual Report on Form 10-K is not necessarily indicative of what our financial position, results of operations and cash flow may be in the future.
We have operated as an independent public company for a limited period of time.
Prior to the spin-off, we did not operate as an independent public company, and our management had no experience, as a group, in operating our business as a stand-alone entity. Subsequent to the spin‑off, we are fully responsible for arranging our own financing, managing all of our own administrative and employee arrangements and supervising all of our legal and financial affairs. We have adopted separate stock-based and performance-based incentive plans for our employees and developed our own compliance and administrative procedures necessary for a publicly held company.
We anticipate that our continued success in these endeavors will depend substantially upon the ability of our senior management and other key employees to work together. Accordingly, we cannot assure you that our results of operations will continue at the same level. Additionally, we depend on our senior management. The loss of services of members of our senior management team could adversely affect our business until suitable replacements can be found. There may be a limited number of persons with the requisite skills to serve in these positions and we may be unable to locate or employ qualified personnel on acceptable terms.
The requirements of being a stand-alone public company have increased certain of our costs and require significant management focus.
As a stand-alone public company, we have incurred and will continue to incur significant legal, accounting and other expenses associated with compliance-related and other activities. The Sarbanes-Oxley Act of 2002, related SEC rules and Nasdaq regulate our corporate governance practices. Compliance with these requirements will result in additional costs and obligations and make some activities more time-consuming. For example, we have a newly appointed board of directors and have adopted additional internal controls and disclosure controls and procedures. In addition, we will incur additional expenses associated with our SEC reporting requirements and other securities law compliance measures. Under Section 404 of the Sarbanes-Oxley Act, for our Annual Report on Form 10-K for the year ended November 31, 2022, we will need to document and test our internal control procedures and our management will need to assess and report on our internal control over financial reporting. If we identify any issues in complying with these requirements, we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions. Our prospects must be considered in light of the risks, difficulties and expenses encountered by newly public companies. The cost of director and officer liability insurance has also contributed to our increased costs.
If the spin-off is determined to be taxable for U.S. federal income tax purposes, we and our stockholders could incur significant U.S. federal income tax liabilities.
If the spin-off fails to qualify for tax-free treatment, SYNNEX would be subject to tax as if it had sold our common stock in a taxable sale for its fair market value, and our initial public stockholders at the time of the spin-off would be subject to tax as if they had received a taxable distribution equal to the fair market value of our common stock that was distributed to them. Under the tax matters agreement between SYNNEX and us, we are generally required to indemnify SYNNEX for any taxes resulting from the separation (and related costs and other damages) to the extent such amounts result from (1) an acquisition of all or a portion of our equity securities or assets by any means, (2) any action or failure to act by us after the distribution affecting the voting rights of our stock, (3) other actions or failures to act by us, or (4) certain breaches of our agreements and representations in the tax matters agreement. Our indemnification obligations to SYNNEX and its subsidiaries, officers, and directors are not limited by any maximum amount. If we are required to indemnify SYNNEX or such other persons under the circumstances set forth in the tax matters agreement, we may be subject to substantial liabilities.
We must abide by certain restrictions to preserve the tax-free treatment of the spin-off and may not be able to engage in desirable acquisitions and other strategic or capital-raising transactions following the spin-off.
To preserve the tax-free treatment of the spin-off to SYNNEX and its stockholders, under the tax matters agreement between SYNNEX and us, for the two-year period following the spin-off, we may be prohibited, except in specified circumstances, from:
•issuing equity securities to satisfy financing needs;
•acquiring businesses or assets with equity securities; or
•engaging in mergers or asset transfers that could jeopardize the tax-free status of the distribution.
These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business.
We are subject to potential indemnification liabilities to SYNNEX pursuant to the separation and distribution agreement.
The separation and distribution agreement between SYNNEX and us provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the spin-off. If we are required to indemnify SYNNEX under the circumstances set forth in this agreement, we may be subject to substantial liabilities.
In connection with the spin-off, SYNNEX has agreed to indemnify us for certain liabilities and liabilities related to SYNNEX assets; however, these indemnities may be insufficient to protect us against the full amount of such liabilities.
Pursuant to the separation and distribution agreement, SYNNEX has agreed to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that SYNNEX agreed to retain, and there can be no assurance that SYNNEX will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from SYNNEX any amounts for which we are held liable, such indemnification may be insufficient to fully offset the financial impact of such liabilities or we may be required to bear these losses while seeking recovery from SYNNEX.
We are a smaller company than the combined organization prior to the spin-off, and we may experience increased costs resulting from the decrease in purchasing power or from increased efforts to build and maintain relationships.
Prior to the spin-off, we benefited from the size and purchasing power of SYNNEX in sourcing certain products and services from third-parties, as well as from SYNNEX’ reputation as a Fortune 500 company with close to 40 years of operating experience. Subsequent to the spin-off, we are a smaller company without the same purchasing power that we had as part of SYNNEX. We may be unable to obtain products and services at prices and on terms as favorable as those available to us prior to the separation or may need to expend greater time and effort to build and maintain relationships with third parties, which could increase our costs and reduce our profitability.

General Risks Related to Ownership of Our Common Stock
The share price and trading volume of our common stock may fluctuate significantly.
We have been a public company for less than three months, and our common stock has been traded on Nasdaq under the symbol “CNXC” since December 1, 2020. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:
•our financial results;
•developments generally affecting the CX solutions industry;
•the performance of our business and the performance of similar companies;
•our capital structure, including the amount of our indebtedness;
•the announcement of acquisitions or dispositions;
•additions or departures of key personnel;
•changes in market valuations of similar companies;
•general economic, industry and market conditions;
•the depth and liquidity of the market for our common stock;
•fluctuations in currency exchange rates;
•our dividend policy;
•investor perception of our business and us;
•the passage of legislation or other regulatory developments that adversely affect us or our industry; and
•the impact of the factors referred to elsewhere in “Risk Factors.”
In addition, the stock market regularly experiences significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes may occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our share price.
We cannot guarantee the payment of dividends on our common stock, or the timing or amount of any such dividends.
The payment of any dividends in the future, and the timing and amount thereof, to our stockholders is within the discretion of our board of directors. Our board of directors’ decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in our debt, industry practice, legal requirements, regulatory constraints, and other factors that our board of directors deems relevant. Our ability to pay dividends will depend on our ongoing ability to generate cash from operations and on our access to the capital markets. We cannot guarantee that we will pay a dividend in the future or continue to pay any dividends if and when we commence paying dividends.
Your percentage ownership in Concentrix may be diluted in the future.
In the future, your percentage ownership in Concentrix may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we grant to our directors, officers and employees and purchases of shares from Concentrix through our employee stock purchase plan. The compensation committee of our board of directors will grant stock-based awards to our employees and directors, from time to time, under our stock incentive plan. Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.
Certain provisions of our certificate of incorporation and bylaws and of Delaware law make it difficult for stockholders to change the composition of our board of directors and may discourage hostile takeover attempts that some of our stockholders may consider to be beneficial.
Certain provisions of our certificate of incorporation and bylaws and of Delaware law may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interests of us and our stockholders. These provisions may include, among other things, the following:
•the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;
•stockholder action can only be taken at a special or regular meeting and not by written consent;
•the inability of our stockholders to call a special meeting;
•advance notice procedures for nominating candidates to our board of directors or presenting matters at stockholder meetings;
•allowing only our board of directors to fill vacancies on our board of directors;
•supermajority voting requirements to amend our bylaws and certain provisions of our certificate of incorporation; and
•restrictions on an “interested stockholder” to engage in certain business combinations with us for a three-year period following the date the interested stockholder became such.
While these provisions have the effect of encouraging persons seeking to acquire control of our company to negotiate with our board of directors, they could enable the board of directors to hinder or frustrate a transaction that some, or a majority, of the stockholders might believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors. We are also subject to Delaware laws that could have similar effects. One of these laws prohibits us from engaging in a business combination with a significant stockholder unless specific conditions are met.
Our bylaws designate the Court of Chancery of the State of Delaware and U.S. federal district courts as the exclusive forums for certain types of actions and proceedings that may be initiated by our stockholders, which would limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or other employees.
Our bylaws provide that, with certain limited exceptions, any action or proceeding:
•brought in a derivative manner in the name or right of the company or on our behalf;
•asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders;
•asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware or any provision of our certificate of incorporation or bylaws; or
•asserting a claim governed by the internal affairs doctrine, will be exclusively brought in the Court of Chancery of the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the U.S. federal district court for the District of Delaware). Furthermore, any complaint asserting a cause of action under the Securities Act against us or any of our directors, officers, employees or agents will be exclusively brought in U.S. federal district court. Any person or entity purchasing or otherwise acquiring any interest in shares of Concentrix common stock is deemed to have notice of and consented to the exclusive forum provisions.
To the fullest extent permitted by law, the Delaware exclusive forum provision will apply to state and federal law claims other than those claims under the Securities Act for which our bylaws designate U.S. federal district court as the exclusive forum. However, stockholders will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation or similar governing documents has been challenged in legal proceedings, and it is possible that a court could find the choice of forum provisions contained in our bylaws to be inapplicable or unenforceable, including with respect to claims arising under the U.S. federal securities laws.
This exclusive forum provision may limit the ability of a stockholder to commence litigation in a forum that the stockholder prefers, or may require a stockholder to incur additional costs in order to commence litigation in Delaware or U.S. federal district court, each of which may discourage such lawsuits against us or our directors or officers. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could negatively affect our business, results of operations and financial condition.
The concentration of ownership of our common stock could allow our principal stockholders to influence matters requiring stockholder approval and could delay or prevent a change in control.
As of January 31, 2021, MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company on the Taiwan Stock Exchange, and its affiliates owned approximately 18% of our common stock. As a result of their ownership of our common stock, these stockholders have the potential ability to influence or control matters requiring stockholder approval, including the election of directors and the approval of mergers and acquisitions, or exert influence on actions of our board of directors. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2. PROPERTIES
Our principal executive offices are located in Fremont, California, and are leased by us. As of November 30, 2020, we occupied more than 280 facilities comprising service and delivery centers and administrative facilities covering approximately 16.7 million square feet, of which approximately 1.3 million square feet was owned and the remainder was leased.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe that these proceedings will have a material adverse effect on the results of our operations, our financial position or the cash flows of our business.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been listed on Nasdaq under the symbol “CNXC” since December 1, 2020. Prior to that date, there was no public trading market for our common stock. A “when-issued” trading market for our common stock existed between November 16, 2020 and November 30, 2020 under the symbol “CNXCV”. As of January 31, 2021, our common stock was held by approximately 4,400 stockholders of record.
As of November 30, 2020, we had 51,602,280 shares of common stock outstanding, all of which were owned by SYNNEX. These 51,602,280 shares of common stock were distributed to SYNNEX stockholders in the spin-off on December 1, 2020.
Dividends
We have not paid any dividends since the spin-off. The payment of any dividends in the future, and the timing and amount thereof, to our stockholders is within the discretion of our board of directors. Our board of directors’ decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in our debt, industry practice, legal requirements, regulatory constraints, and other factors that our board of directors deems relevant. Our ability to pay dividends will depend on our ongoing ability to generate cash from operations and on our access to the capital markets. We cannot guarantee that we will pay a dividend in the future or continue to pay any dividends if and when we commence paying dividends.

ITEM 6. SELECTED FINANCIAL DATA
The following selected combined financial data are qualified by reference to, and should be read together with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K and the combined financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. The selected combined statements of operations and other data presented below for fiscal years 2020, 2019 and 2018 and the combined balance sheet data as of November 30, 2020 and 2019 have been derived from our audited combined financial statements included elsewhere in this Annual Report on Form 10-K. The combined statements of operations and other data for fiscal year 2017 and the combined balance sheet data as of November 30, 2018 have been derived from our audited financial statements for the year-ended November 30, 2019. The combined statements of operations and other data for fiscal year 2016 and the combined balance sheet data as of November 30, 2017 and 2016 have been derived from our unaudited combined financial statements that are not included in this Annual Report on Form 10-K. The combined statements of operations data include the operating results from our acquisitions from the closing date of each acquisition. Historical operating results are not necessarily indicative of the results that may be expected for any future period. The historical operating results reflect allocations of certain costs incurred by SYNNEX on behalf of Concentrix. While we believe the allocations to be reasonable, it is possible that actual costs incurred in the future could differ from those presented herein. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 2 and 3 to our combined financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of factors, such as business combinations and the adoption of new accounting guidance, that affect the comparability of the following selected combined financial data.

	Fiscal Years Ended November 30,
	2020	2019	2018	2017	2016
Statements of Operations Data: (in thousands)					(unaudited)
Revenue	$4,719,534	$4,707,912	$2,463,151	$1,990,180	$1,587,736
Gross profit	1,661,525	1,748,448	937,552	749,154	615,447
Operating income	308,761	294,332	144,761	114,623	63,877
Net income	164,811	117,164	48,271	72,250	37,101

	As of November 30,
	2020	2019	2018	2017	2016
Balance Sheet Data: (in thousands)				(unaudited)	(unaudited)
Cash and cash equivalents	$152,656	$79,656	$123,389	$123,499	$125,603
Working capital (a)	414,714	(1,398,703)	(1,714,155)	(577,639)	(653,279)
Total assets	5,177,556	4,653,755	4,766,993	1,668,407	1,536,747
Borrowings, current	33,750	—	69,762	12,000	12,000
Long-term debt, net	1,111,362	—	—	—	—
Total Parent equity	2,302,085	1,469,841	1,319,802	261,543	163,109
(a)    Working capital is negative prior to November 30, 2020 due to the inclusion of loans payable to Parent for acquisitions related to the Concentrix business and for ongoing operations. These loans were refinanced through new third-party debt, primarily long-term in nature, in connection with the separation and spin-off.

	Fiscal Years Ended November 30,
	2020	2019	2018	2017	2016
Other Data: (in thousands)					(unaudited)
Depreciation	$129,283	$139,174	$80,274	$65,616	$52,102
Amortization	147,283	166,606	74,324	64,252	52,833

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical combined financial statements and the notes to those combined financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those projected or implied in the forward-looking statements. Please see “Risk Factors” and “Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements.
The following discussion compares our results for the year ended November 30, 2020 to the year ended November 30, 2019. The discussion comparing our results for the year ended November 30, 2019 to the year ended November 30, 2018 is included within Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Information Statement filed as Exhibit 99.1 to Amendment No. 3 to our Registration Statement on Form 10 filed with the SEC on November 4, 2020, and is incorporated by reference herein.
Unless otherwise indicated or except where the context otherwise requires, references to “we,” “our,” “us,” “the Company” or “Concentrix” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the combined entities of the customer experience business of SYNNEX Corporation (“SYNNEX” or the “Parent”) prior to the spin-off.
Overview and Basis of Presentation
Concentrix is a leading global provider of technology-infused Customer Experience (“CX”) solutions that help iconic and disruptive brands drive deep understanding, full lifecycle engagement, and differentiated experiences for their end-customers. We provide end-to-end capabilities, including CX process optimization, technology innovation, front- and back-office automation, analytics and business transformation services to clients in five primary industry verticals. Our differentiated portfolio of solutions supports Fortune Global 500 as well as high-growth companies across the globe in their efforts to deliver an optimized, consistent brand experience across all channels of communication, such as voice, chat, email, social media, asynchronous messaging, and custom applications. We strive to deliver exceptional services globally supported by our deep industry knowledge, technology and security practices, talented people, and digital and analytics expertise.
We generate revenue from performing services that are generally tied to our clients’ products and services. Any shift in business or the size of the market for our clients’ products or services, or any failure of technology or failure of acceptance of our clients’ products or services in the market may impact our business. The employee turnover rate in our business is high, as is the risk of losing experienced employees. High employee turnover rates may increase costs and decrease operating efficiencies and productivity.
On December 1, 2020, the previously announced separation (the “separation”) of Concentrix and our technology-infused customer experience solutions business from SYNNEX was completed through a tax-free distribution of all of the issued and outstanding shares of our common stock to SYNNEX stockholders (the distribution and, together with the separation, the “spin-off”). SYNNEX stockholders received one share of our common stock for each share of SYNNEX common stock held as of the close of business on November 17, 2020. As a result of the spin-off, we became an independent public company and our common stock commenced trading on the Nasdaq Stock Market (“Nasdaq”) under the symbol “CNXC” on December 1, 2020. In connection with the spin-off, on November 30, 2020, we entered into a separation and distribution agreement, an employee matters agreement, a tax matters agreement and a commercial agreement with SYNNEX to set forth the principal actions to be taken in connection with the spin-off and define our ongoing relationship with SYNNEX after the spin-off.
The combined financial statements, which are discussed below, reflect the results of operations, financial position, and cash flows of our business and are derived from the historical results of operations and the historical basis of the assets and liabilities of the CX business of SYNNEX from its consolidated financial statements as if we had been operating on a stand-alone basis prior to the spin-off and related transactions. We believe that the assumptions made in preparing our combined financial statements are reasonable. However, our historical results may not be indicative of our future performance and do not necessarily reflect what our financial condition and results of operations would have been had we operated as an independent, stand-alone entity during the periods presented, particularly because changes will occur in our operations and capitalization as a result of the spin-off and related transactions.
In December 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”). In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and labor force participation, and created significant volatility and disruption of financial markets. “Shelter-in-place” restrictions by various governments around the world negatively impacted our results of operations for the year ended November 30, 2020, and was most acute during the second quarter of fiscal year 2020, as many of our employees were unable to work productively during the period despite client demand. During the year ended November 30, 2020, we incurred incremental costs of approximately $86 million associated with non-productive workforce and other costs. We successfully transitioned a significant portion of our workforce to a remote working environment throughout the second quarter of 2020 and implemented a number of safety and social distancing measures in our sites to protect the health and safety of employees. As of the end of the third quarter of fiscal year 2020 and through the remainder of the year, almost all of our workforce was productive.
The extent of the continued impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration, spread and severity of the pandemic, country and state restrictions regarding virus containment, the availability and effectiveness of vaccines and treatment options, accessibility to the Company’s delivery and operations locations, our continued utilization of remote work environments in response to future health and safety restrictions, and the impact to the Company’s clients’ businesses and the demand for their products and services, all of which are uncertain and cannot be predicted. We are unable to predict how long the pandemic conditions will persist, what additional measures may be introduced by governments or our clients and the effect of any such additional measures on our business. As a result, many of the estimates and assumptions involved in preparation of the combined financial statements included required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve with respect to the pandemic, our estimates may materially change in future periods. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.
Revenue and Cost of Revenue
We generate revenue through the provision of customer experience solutions to our clients pursuant to client contracts. Our client contracts typically consist of a master services agreement, supported in most cases by multiple statements of work, which contains the terms and conditions of each contracted solution. Our agreements can range from less than one year to over five years in term and are subject to early termination by our clients for any reason, typically with 30 to 90 days’ notice.
Our technology-infused customer experience solutions are generally characterized by flat unit prices. Approximately 96% of our revenue is recognized as services are performed, based on staffing hours or the number of client customer interactions handled using contractual rates. Remaining revenues from the sale of these solutions are typically recognized as the services are provided over the duration of the contract using contractual rates.
Our cost of revenue consists primarily of personnel costs related to the delivery of our solutions. The costs of our revenue can be impacted by the mix of client contracts, where we deliver the customer experience solution, additional lead time for programs to be fully scalable and transition and initial set-up costs. Our cost of revenue as a percentage of revenue has also fluctuated in the past, based primarily on our ability to achieve economies of scale, the management of our operating expenses, and the timing and costs incurred related to our acquisitions and investments.

In fiscal years 2020 and 2019, approximately 78% and 76%, respectively, of our combined revenue was generated from our non-U.S. operations, and approximately 63% and 66%, respectively, of our combined revenue was priced in U.S. dollars and we expect this to continue. As a result, we have certain client contracts that are priced in non-U.S. dollar currencies for which a substantial portion of the costs to deliver the services are in other currencies. Accordingly, our revenue may be earned in currencies that are different from the currencies in which we incur corresponding expenses. Fluctuations in the value of currencies, such as the Philippine Peso, the Indian Rupee, and the Canadian Dollar, against the U.S. Dollar or other currencies in which we bill our clients, and inflation in the local economies in which these delivery centers are located, can impact the operating and labor costs in these delivery centers, which can result in reduced profitability. As a result, our revenue growth, costs and profitability has been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates.

Margins
Our gross margins fluctuate and can be impacted by the mix of client contracts, services provided, shifts in the geography from which our customer experience services are delivered, client volume trends, and the amount of lead time that is required for programs to become fully scaled and transition and set-up costs. Our operating margin fluctuates based on changes in gross margins as well as overall volume levels, as we are able to gain scale efficiencies in our selling, general and administrative costs in periods of higher volume.
Economic and Industry Trends
The customer experience solutions industry in which we operate is competitive. Clients’ performance measures are based on competitive pricing terms and quality of services. Accordingly, we could be subject to pricing pressure and may experience a decrease in revenue and operating income. Our business operates in over 40 countries across 6 continents. We have significant concentrations in the Philippines, India, the United States, the United Kingdom, throughout Europe, China and Japan. Accordingly, we would be impacted by economic strength or weakness in these geographies and by the strengthening or weakening of local currencies relative to the U.S. Dollar.
Seasonality
Our revenue and margins fluctuate with the underlying trends in our clients’ businesses and trends in the level of consumer activity. As a result, our revenues and margins are typically higher in the fourth quarter of the year than in any other quarter.
Critical Accounting Policies and Estimates
The discussion and analysis of our combined financial condition and results of operations are based on our combined financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we review and evaluate our estimates and assumptions. Our estimates are based on our historical experience and a variety of other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making our judgment about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies involve the more significant judgments, estimates and/or assumptions used in the preparation of our combined financial statements.

Revenue Recognition
On December 1, 2018, we adopted Accounting Standards Codification Topic 606 applying the full retrospective method. See Note 2 to the combined financial statements included elsewhere in this Annual Report on Form 10-K for information regarding the impact of adopting this new revenue standard.
We recognize revenue from our customer experience solutions contracts over time as the promised services are delivered to clients for an amount that reflects the consideration to which we are entitled in exchange for those services. We account for a contract with a client when it has written approval, the contract is committed, the rights of the parties, including payments terms, are identified, the contract has commercial substance and the consideration is probable of collection. Revenue is presented net of taxes collected from clients and remitted to government authorities. We generally invoice a client after the performance of services, or in accordance with the specific contractual provisions. Payments are due as per contract terms and do not contain a significant financing component. Service contracts may be based on a fixed price or on a fixed unit-price per transaction or other objective measure of output. We determine whether services performed during the initial phases of an arrangement, such as setup services, are distinct. In most cases, the arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and have the same pattern of transfer (i.e., distinct days of service). We record deferred revenue attributable to certain process transition and setup activities where such activities do not represent separate performance obligations. Billings related to such transition activities are classified under contract liabilities and subsequently recognized ratably over the period in which the related services are performed. We apply a measure of progress (typically time-based) to any fixed consideration and allocate variable consideration to the distinct periods of service based on usage. As a result, revenue is generally recognized over the period the services are provided on a usage basis. This results in revenue recognition that corresponds to the benefit to the client of the services transferred relative to the remaining services promised. Revenue on fixed price contracts is recognized on the straight-line basis over the term of contract service as the services are provided. Revenue on unit-price transactions is recognized using an objective measure of output including staffing hours or the number of transactions processed by service staff. Client contract terms can range from less than one year to more than five years.
Certain client contracts include additional payments from the client based upon the achievement of certain agreed-upon service levels and performance metrics. Certain contracts also provide for a reduction in consideration paid to the Company in the event that certain agreed-upon service levels or performance metrics are not achieved. Revenue related to such arrangements is accounted for as variable consideration when the likely amount of revenue to be recognized can be estimated to the extent that it is unlikely that a significant reversal will occur.
Business Combinations
We continually seek to augment organic growth with strategic acquisitions of businesses and assets that complement and expand our existing capabilities. Recent acquisitions have sought to enhance our capabilities and domain expertise in our key verticals, expand our geographic footprint, and further expand into higher value service offerings. We are also strategically focused on further increasing our scale to support our clients.

We allocate the fair value of purchase consideration to the assets acquired and liabilities assumed generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The determination of the fair value of assets and liabilities may involve engaging independent third parties to perform an appraisal. When determining the fair values of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth rates and margins, attrition rates, and discount rates. Fair value estimates are based on the assumptions we believe a market participant would use in pricing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available. At November 30, 2019, the measurement period has ended for all acquisitions.

Goodwill
As of November 30, 2020, we had goodwill of $1,836.1 million recorded on our combined balance sheet. The Company tests goodwill for impairment annually at the reporting unit level in the fiscal fourth quarter or more frequently if events or changes in circumstances indicate that it may be impaired. For purposes of the goodwill impairment test, the Company can elect to perform a quantitative or qualitative analysis. If the qualitative analysis is elected, goodwill is tested for impairment at the reporting unit level by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The factors that are considered in the qualitative analysis include macroeconomic conditions, industry and market considerations, cost factors such as increases in labor, or other costs that would have a negative effect on earnings and cash flows; and other relevant entity-specific events and information.

If we elect to perform or are required to perform a quantitative analysis, then the reporting unit’s carrying value is compared to its fair value. The fair value of the reporting unit is estimated using a market approach and an income approach (discounted cash flows). Under the market approach, the Company utilizes the guideline company method, which involves calculating valuation multiples based on operating data from comparable publicly traded companies. Multiples derived from these companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are then applied to the operating data to arrive at an indication of value. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows utilizing a market-based weighted-average cost of capital determined separately for each reporting unit. The assumptions used in the market approach are based on the value of a business through an analysis of revenue and other multiples of guideline companies and recent sales of or offerings by a comparable entity. The assumptions used in the discounted cash flow approach are based on historical and forecasted revenue, operating costs, future economic conditions, a market-based weighted average cost of capital and other relevant factors. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value and the excess is recognized as an impairment loss.

Based on our 2020 impairment assessment, we concluded that no impairment charges were necessary. We have not recorded any impairment charges related to goodwill during the years ended November 30, 2020 and 2019.

Other Intangible Assets
As of November 30, 2020, we had other intangible assets, net of amortization, of $799.0 million. This amount consists primarily of $794.3 million in client relationship intangible assets. As amortizable intangible assets, we evaluate the intangible assets for recoverability on an annual basis or if events or circumstances indicate a possible inability to recover their carrying value, by comparing estimates of undiscounted future cash flows to the carrying values of the related assets. We have not recorded any impairment charges related to other intangible assets during the years ended November 30, 2020 and 2019.
Recently Issued Accounting Pronouncements
For a summary of recent accounting pronouncements and the anticipated effects on our combined financial statements, see Note 2—Summary of Significant Accounting Policies to the combined financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations – Years ended November 30, 2020 and 2019

	Fiscal Years Ended November 30,
	2020	2019

	(in thousands)
Revenue
Customer experience services	$4,698,679	$4,687,327
Customer experience services to Parent	20,855	20,585
Total revenue	4,719,534	4,707,912
Cost of revenue
Cost of revenue for customer experience services	3,044,916	2,946,664
Cost of revenue related to services to Parent	13,093	12,800
Gross profit	1,661,525	1,748,448
Selling, general and administrative expenses	(1,352,764)	(1,454,116)
Operating income	308,761	294,332
Interest expense (primarily related to borrowings from Parent) and finance charges, net	(48,313)	(92,196)
Other income, net	7,447	2,280
Income before income taxes	267,895	204,416
Provision for income taxes	(103,084)	(87,252)
Net income	$164,811	$117,164

Revenue

	Fiscal Years Ended November 30,		Percent Change
	2020	2019	2020 to 2019

	(in thousands)
Industry vertical:
Technology and consumer electronics	$1,422,817	$1,283,084	10.9%
Communications and media	954,234	1,142,242	(16.5)%
Retail, travel and ecommerce	796,324	763,265	4.3%
Banking, financial services and insurance	712,469	676,246	5.4%
Healthcare	392,686	369,187	6.4%
Other	441,004	473,888	(6.9)%
Total	$4,719,534	$4,707,912	0.2%
We generate revenue by delivering our customer experience solutions to our clients categorized in the above primary industry verticals. These solutions focus on customer engagement, process optimization, and back-office automation. Included in our revenue is $20.9 million and $20.6 million for customer experience solutions that we delivered to SYNNEX during fiscal years 2020 and 2019, respectively.
Our revenue increased 0.2% in fiscal year 2020, compared to fiscal year 2019, primarily due to a net increase in volumes across our key verticals. Revenue from clients in our technology and consumer electronics vertical increased as a result of increased volumes from several hardware and software manufacturing clients, including our largest client in this vertical. Revenue from clients in our communications and media vertical decreased primarily due to a decrease in revenues from several clients in this vertical, including our largest communications client, caused by a combination of lower volumes, more services provided from our offshore locations and COVID-19 impacts on our employees’ ability to work productively despite client demand. This decrease in communications and media revenues also represents a continuation of our repositioning of our vertical mix to be less reliant on this vertical. Revenue from clients in our retail, travel and ecommerce vertical increased due to increased volume from several retail and ecommerce clients partially offset by reduced volumes from several travel and tourism clients. Revenues from clients in the banking, financial services and insurance vertical increased due to increased volumes from several clients in this vertical. Revenues from clients in our healthcare vertical increased primarily due to an increase in volumes with a few health insurance clients. Revenues from clients in our other vertical decreased, reflecting a decrease in revenues from our largest automotive client and a few other automotive clients, partially offset by growth with a few government clients. The increase in revenues is partially offset by a negative translation effect of foreign currencies of $20.7 million. The negative foreign currency translation effect on revenue was primarily due to the weakening of the Brazilian real, Australian dollar and Indian Rupee against the U.S. dollar.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Fiscal Years Ended November 30,		Percent Change
	2020	2019	2020 to 2019

	($ in thousands)
Cost of revenue	$3,058,009	$2,959,464	3.3%
Gross profit	$1,661,525	$1,748,448	(5.0)%
Gross margin %	35.2%	37.1%
Cost of revenue consists primarily of personnel costs. Gross margins can be impacted by resource location, client mix and pricing, additional lead time for programs to be fully scalable, and transition and initial set-up costs. Additionally, for the year ended November 30, 2020, gross margin was impacted due to COVID-19 by the cost of employees who were unable to work productively during portions of the period and additional costs incurred related to our response to COVID-19.
Our cost of revenue increased by 3.3% in fiscal year 2020 compared to fiscal year 2019, primarily due to the incremental impact of approximately $75.8 million in COVID-19 related non-productive workforce and other costs and the increase in revenue, partially offset by reductions in employee training, recruiting and transportation costs and a net favorable foreign currency impact of $3.2 million on the cost of revenue. The net favorable foreign currency impact on the cost of revenue was caused primarily by the weakening of the Indian Rupee, the Brazilian real, the Australian dollar and the Colombian Peso against the U.S. dollar, partially offset by the strengthening of the Philippine Peso against the U.S. dollar.
Our gross profit decreased 5.0% in fiscal year 2020 compared to fiscal year 2019 primarily due to the incremental impact of COVID-19 related non-productive workforce and other costs, and a net unfavorable foreign currency impact of $17.5 million on gross profit. In addition, our gross margin was temporarily impacted by decreased productivity as we transitioned some of our employees to work-from-home during the fiscal year. The factors caused our gross margin percentage in fiscal year 2020 to decrease to 35.2% compared to 37.1% in 2019.

Selling, General and Administrative Expenses

	Fiscal Years Ended November 30,		Percent Change
	2020	2019	2020 to 2019

	($ in thousands)
Selling, general and administrative expenses	$1,352,764	$1,454,116	(7.0)%
Percentage of revenue	28.7%	30.9%
Our selling, general and administrative expenses consist primarily of support personnel costs such as salaries, commissions, bonuses, employee benefits and share-based compensation costs. Selling, general and administrative expenses also include the cost of our global delivery facilities, utility expenses, hardware and software costs related to our technology infrastructure, legal and professional fees, depreciation on our technology and facility equipment, amortization of intangible assets resulting from acquisitions, marketing expenses, acquisition-related transaction and integration expenses and spin-off related expenses.
Our selling, general and administrative expenses decreased in fiscal year 2020 compared to 2019 due to a decrease in acquisition-related and integration expenses of $42.5 million, a decrease in amortization of intangible assets included in selling, general and administrative expenses of $19.3 million, a decrease in depreciation expense included in selling, general and administrative expenses of $12.1 million, reductions in various cost areas as a result of our response to COVID-19 and increased cost efficiencies related to Convergys acquisition synergies. The decreases were partially offset by incremental COVID-19 costs of approximately $10.3 million and spin-off related expenses of $9.5 million. These factors resulted in a net decrease in selling, general and administrative expenses as a percentage of revenue in comparison to the prior fiscal year.

Operating Income

	Fiscal Years Ended November 30,		Percent Change
	2020	2019	2020 to 2019

	($ in thousands)
Operating income	$308,761	$294,332	4.9%
Operating margin	6.5%	6.3%
Our operating income and operating margin increased during fiscal year 2020 compared to fiscal year 2019, primarily due to decreased selling, general and administrative expenses slightly offset by a decrease in gross margin, due to certain impacts from COVID-19 related non-productive workforce and other costs.
Interest Expense and Finance Charges, Net

	Fiscal Years Ended November 30,		Percent Change
	2020	2019	2020 to 2019

	($ in thousands)
Interest expense and finance charges, net	$48,313	$92,196	(47.6)%
Percentage of revenue	1.0%	2.0%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest on borrowings from SYNNEX. Net interest expense on borrowings from and to SYNNEX was $48.6 million in fiscal year 2020 compared to $93.3 million in fiscal year 2019.

The decrease in our interest expense and finance charges, net in fiscal year 2020 compared to fiscal year 2019, reflects the decrease in interest expense on borrowings from and to SYNNEX due to the reduction in outstanding borrowings and a reduction in LIBOR-based interest rates. Interest expense associated with our new third-party borrowings was not material during fiscal year 2020 due to the funding occurring on November 30, 2020.
Other Income, Net

	Fiscal Years Ended November 30,		Percent Change
	2020	2019	2020 to 2019

	($ in thousands)
Other income, net	$7,447	$2,280	226.6%
Percentage of revenue	0.2%	0.1%
Amounts recorded as other income, net include foreign currency transaction gains and losses, other than cash flow hedges, investment gains and losses, non-service component of pension costs, and other non-operating gains and losses.
Other income, net in fiscal year 2020 was $7.4 million compared to $2.3 million in fiscal year 2019. The increase in other income, net was due to the favorable resolution of a previously recognized tax indemnity obligation in 2020 and an increase in net foreign currency gains.
Provision for Income Taxes

	Fiscal Years Ended November 30,		Percent Change
	2020	2019	2020 to 2019

	($ in thousands)
Provision for income taxes	$103,084	$87,252	18.1%
Percentage of income before income taxes	38.5%	42.7%
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and international jurisdictions. Although we have been included in the consolidated tax returns of SYNNEX in certain jurisdictions, our tax provisions included herein has been recorded as if we had filed our taxes on a stand-alone basis. Income taxes were negatively impacted due to limits to deductions which we do not expect post-separation.
Our provision for income taxes increased for the fiscal year ended November 30, 2020 compared to November 30, 2019 due to the increase in our income before taxes.
Provision for income taxes for the fiscal years 2020 and 2019 was increased by an adjustment of $26.8 million and $23.8 million, respectively, to reflect the hypothetical tax impact if Concentrix was not part of SYNNEX’ U.S. consolidated group and thereby suffered a much higher U.S. foreign tax credit limitation.
The effective tax rate for fiscal year ended November 30, 2020 decreased compared to the effective tax rate for the fiscal year ended November 30, 2019 due to increased tax expense recorded in the fiscal year ended November 30, 2019 resulting from an increase in reserves for uncertain tax positions and an increased provision for the transition tax related to mandatory repatriation under the Tax Cuts and Jobs Act (the “TCJA”).
See Note 14—Income Taxes to the combined financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Certain non-GAAP financial information
In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:
•Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue of each fiscal year in the billing currency using their comparable prior year’s currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates.
•Non-GAAP operating income, which is operating income, adjusted to exclude acquisition-related and integration expenses, including related restructuring costs, spin-off related expenses, amortization of intangible assets and share-based compensation.
•Non-GAAP operating margin, which is non-GAAP operating income, as defined above, divided by revenue.
•Adjusted earnings before interest, taxes, depreciation, and amortization, or adjusted EBITDA, which is non-GAAP operating income, as defined above, plus depreciation.
•Adjusted EBITDA margin, which is adjusted EBITDA, as defined above, divided by revenue.
•Non-GAAP net income, which is net income excluding the tax effected impact of acquisition-related and integration expenses, including related restructuring costs, spin-off related expenses, amortization of intangible assets and share-based compensation.
•Free cash flow, which is cash flows from operating activities less capital expenditures. We believe that free cash flow is a meaningful measure of cash flows since capital expenditures are a necessary component of ongoing operations. However, free cash flow has limitations because it does not represent the residual cash flow available for discretionary expenditures. For example, free cash flow does not incorporate payments for business acquisitions.
We believe that providing this additional information is useful to the reader to better assess and understand our base operating performance, especially when comparing results with previous periods and for planning and forecasting in future periods, primarily because management typically monitors the business adjusted for these items in addition to GAAP results. Management also uses these non-GAAP measures to establish operational goals and, in some cases, for measuring performance for compensation purposes. These non-GAAP financial measures exclude amortization of intangible assets. Our acquisition activities have resulted in the recognition of intangible assets, which consist primarily of client relationships, technology and trade names. Finite-lived intangible assets are amortized over their estimated useful lives and are tested for impairment when events indicate that the carrying value may not be recoverable. The amortization of intangible assets is reflected in our statements of operations. Although intangible assets contribute to our revenue generation, the amortization of intangible assets does not directly relate to the services performed for our clients. Additionally, intangible asset amortization expense typically fluctuates based on the size and timing of our acquisition activity. Accordingly, we believe excluding the amortization of intangible assets, along with the other non-GAAP adjustments which neither relate to the ordinary course of our business nor reflect our underlying business performance, enhances our and our investors’ ability to compare our past financial performance with its current performance and to analyze underlying business performance and trends. Intangible asset amortization excluded from the related non-GAAP financial measure represents the entire amount recorded within our GAAP financial statements, and the revenue generated by the associated intangible assets has not been excluded from the related non-GAAP financial measure. Intangible asset amortization is excluded from the related non-GAAP financial measure because the amortization, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired or the estimated useful life of an intangible asset is revised. These non-GAAP financial measures also exclude share-based compensation expense. Given the subjective assumptions and the variety of award types that companies can use when calculating share-based compensation expense, management believes this additional information allows investors to make additional comparisons between our operating results and those of our peers. As these non-GAAP financial measures are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies. These non-GAAP financial measures should not be considered in isolation or as a substitute for the comparable GAAP measures and should be used as a complement to, and in conjunction with, data presented in accordance with GAAP.

	Fiscal Years Ended November 30,
	2020	2019

Revenue	$4,719,534	$4,707,912
Foreign currency translation	20,741	—
Revenue in constant currency	$4,740,275	$4,707,912

Operating income	$308,761	$294,332
Acquisition-related and integration expenses	27,982	70,473
Spin-off related expenses	9,483	—
Amortization of intangibles	147,283	166,606
Share-based compensation	15,914	10,554
Non-GAAP operating income	$509,423	$541,965

Net income	$164,811	$117,164
Interest expense and finance charges, net	48,313	92,196
Provision for income taxes	103,084	87,252
Other income, net	(7,447)	(2,280)
Acquisition-related and integration expenses	27,982	70,473
Spin-off related expenses	9,483	—
Amortization of intangibles	147,283	166,606
Share-based compensation	15,914	10,554
Depreciation (excluding accelerated depreciation included in acquisition-related and integration expenses above)	129,126	134,823
Adjusted EBITDA	$638,549	$676,788

Operating margin	6.5%	6.3%
Non-GAAP operating margin	10.8%	11.5%
Adjusted EBITDA margin	13.5%	14.4%

Net income	$164,811	$117,164
Acquisition-related and integration expenses	27,982	70,473
Spin-off related expenses	9,483	—
Amortization of intangibles	147,283	166,606
Share-based compensation	15,914	10,554
Income taxes related to the above(1)	(49,010)	(60,118)
Non-GAAP net income	$316,463	$304,679

	Fiscal Years Ended November 30,
	2020	2019
Basic and Diluted EPS (1)	$3.19	$2.27
Acquisition-related and integration expenses	0.54	1.37
Spin-off related expenses	0.18	—
Amortization of intangibles	2.85	3.23
Share-based compensation	0.31	0.20
Income taxes related to the above (2)	(0.94)	(1.17)
Non-GAAP Basic and Diluted EPS (1)	$6.13	$5.90
(1)    Weighted average number of shares used for both basic and diluted EPS is based on the number of common shares issued and outstanding in connection with the spin-off of 51.6 million for both periods presented.
(2)    The tax effect of taxable and deductible non-GAAP adjustments was calculated using the tax-deductible portion of the expenses and applying the entity-specific, statutory tax rates applicable to each item during the respective fiscal years.
Client Concentration
Our largest client accounted for 11.5% and 10.4% of our revenues in fiscal years 2020 and 2019, respectively. The revenues that we recognize from this client are earned under multiple contracts and statements of work. No other client accounted for more than 10% of our revenues in 2020 or 2019.
Liquidity and Capital Resources
Our primary uses of cash are working capital, capital expenditures to expand our delivery footprint and enhance our technology solutions, and acquisitions. Our financing needs for these uses of cash have been a combination of operating cash flows and related party borrowings from SYNNEX and third-party debt arrangements entered into in connection with the spin-off. Our working capital needs are primarily to finance accounts receivable. When our revenues are increasing, our net investment in working capital typically increases. Conversely, when revenue is decreasing, our net investment in working capital typically decreases. To increase our market share and better serve our clients, we may further expand our operations through investments or acquisitions. We expect that such expansion would require an initial investment in working capital, personnel, facilities, and operations. These investments or acquisitions would likely be funded primarily with our existing cash and cash equivalents, available liquidity, including capacity on our debt arrangements, or the issuance of securities.
Debt Arrangements
In connection with the spin-off, we entered into two third-party debt arrangements. On October 16, 2020, we entered into a new senior secured credit facility, which provides for the extension of revolving loans of up to $600 million (the “Revolver”) and term loan borrowings of up to $900 million (the “Term Loan” and, together with the Revolver, the “Credit Facility”). On October 30, 2020, we entered into a new $350 million accounts receivable securitization facility (the “Securitization Facility”) pursuant to certain agreements, including a receivables financing agreement and a receivables purchase agreement.
On November 30, 2020, in connection with the spin-off, we incurred $900 million of initial Term Loan borrowings under the Credit Facility and $250 million of borrowings under the Securitization Facility. Substantially all of the proceeds from such indebtedness, net of debt issuance costs, were transferred to SYNNEX on November 30, 2020 to eliminate debt owed by the Company to SYNNEX and in exchange for the contribution of certain Company trademarks from SYNNEX to the Company. We had no outstanding borrowings on the Revolver as of November 30, 2020.
The Credit Facility matures on November 30, 2025. The outstanding principal amount of the Term Loan is payable in quarterly installments of $11.25 million commencing on May 31, 2021, with the unpaid balance due in full on the maturity date. We may prepay the loans under the Credit Facility at any time without penalty, other than breakage fees. We may request, subject to obtaining commitments from any participating lenders and certain other conditions, incremental commitments to increase the amount of the Revolver or Term Loan available under the Credit Facility in an aggregate principal amount equal to $450.0 million, plus an additional amount, so long as after giving effect to the incurrence of such additional amount, our pro forma first lien leverage ratio (as defined in the Credit Facility) would not exceed 3.00 to 1.00.
Obligations under the Credit Facility are secured by substantially all of the assets of Concentrix and certain of its U.S. subsidiaries and are guaranteed by certain of its U.S. subsidiaries.

Borrowings under the Revolver and the Term Loan bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the applicable LIBOR rate (but not less than 0.25%), plus an applicable margin, which ranges from 1.25% to 2.25%, based on our consolidated leverage ratio. Borrowings under the Credit Facility that are not LIBOR rate loans bear interest at a per annum rate equal to (i) the greatest of (a) the Federal Funds Rate in effect on such day plus 1/2 of 1.0%, (b) the rate of interest last publicly announced by Bank of America as its “prime rate” and (c) the LIBOR rate plus 1.0%, plus (ii) an applicable margin, which ranges from 0.25% to 1.25%, based on our consolidated leverage ratio. Commitments under the Revolver are subject to a commitment fee on the unused portion of the Revolver, which fee ranges from 25 to 45 basis points, based on our consolidated leverage ratio.

The Credit Facility contains various loan covenants that restrict the ability of Concentrix and its subsidiaries to take certain actions, including incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, entering into certain transactions with affiliates or changing the nature of our business. In addition, the Credit Facility contains financial covenants that require us to maintain at the end of each fiscal quarter commencing with the quarter ending February 28, 2021, (i) a consolidated leverage ratio (as defined in the Credit Facility) not to exceed 3.75 to 1.0 and (ii) a consolidated interest coverage ratio (as defined in the Credit Facility) equal to or greater than 3.00 to 1.0. The Credit Facility also contains various customary events of default, including payment defaults, defaults under certain other indebtedness, and a change of control of Concentrix.

The Securitization Facility has an initial termination date of October 28, 2022. Under the Securitization Facility, Concentrix and certain of its U.S. based subsidiaries sell or otherwise transfer all of their accounts receivable to a special purpose bankruptcy-remote subsidiary of Concentrix that grants a security interest in the receivables to the lenders in exchange for available borrowings of up to $350 million. Borrowing availability under the Securitization Facility may be limited by our accounts receivables balances, changes in the credit ratings of our clients comprising the receivables, client concentration levels in the receivables, and certain characteristics of the accounts receivable being transferred (including factors tracking performance of the accounts receivable over time).
Borrowings under the Securitization Facility bear interest with respect to loans that are funded through the issuance of commercial paper at the applicable commercial paper rate plus a spread of 1.05% and, otherwise, at a per annum rate equal to the applicable LIBOR rate plus a spread of 1.15%. We are also obligated to pay a monthly undrawn fee that ranges from 30 to 37.5 basis points based on the portion of the Securitization Facility that is undrawn.

The Securitization Facility contains various affirmative and negative covenants, including a consolidated leverage ratio covenant that is consistent with the Credit Facility and customary events of default, including payment defaults, defaults under certain other indebtedness, a change in control of Concentrix, and certain events negatively affecting the overall credit quality of the transferred accounts receivable.

As of November 30, 2020, we were in compliance with the debt covenants related to our debt arrangements.

Prior to the spin-off, our primary source of financing was intercompany borrowings from SYNNEX. At November 30, 2019, the outstanding borrowings from SYNNEX totaled $1,721.2 million. All outstanding borrowings with SYNNEX were settled on November 30, 2020 through payment of proceeds from our third-party debt arrangements and a capital contribution from SYNNEX.

Cash Flows – Years ended November 30, 2020 and 2019
The following summarizes our cash flows for the years ended November 30, 2020 and 2019, as reported in our combined statement of cash flows in the accompanying combined financial statements.

	Fiscal Year Ended November 30,
	2020	2019

	($ in thousands)
Net cash provided by operating activities	$507,614	$449,736
Net cash used in investing activities	(109,216)	(151,014)
Net cash used in financing activities	(335,224)	(339,639)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9,663	(3,453)
Net increase (decrease) in cash, cash equivalents and restricted cash	$72,837	$(44,370)
Cash, cash equivalents and restricted cash at beginning of year	83,514	127,884
Cash, cash equivalents and restricted cash at end of year	$156,351	$83,514

Operating Activities
Net cash provided by operating activities was $507.6 million in fiscal year 2020, primarily generated from our net income of $164.8 million and adjustments for non-cash items. Adjustments for non-cash items primarily consist of $276.6 million of depreciation and amortization expense, $17.2 million of hypothetical current tax expense recorded for separate tax return basis presentation and share-based compensation of $15.6 million.
Net cash provided by operating activities was $449.7 million in fiscal year 2019, primarily generated from our net income of $117.2 million and adjustments for non-cash items. Adjustments for non-cash items primarily consist of $305.8 million of depreciation and amortization expense, $33.4 million of hypothetical current tax expense recorded for separate tax return basis presentation and share-based compensation of $10.4 million.
Investing Activities
Net cash used in investing activities in fiscal year 2020 was $109.2 million, primarily for capital expenditures of $171.3 million to support our growth offset by proceeds of $67.7 million from loan of non-Concentrix subsidiary of Parent as part of its centralized treasury operations and $5.6 million of acquisition-related payments.
Net cash used in investing activities in fiscal year 2019 was $151.0 million, primarily for capital expenditures of $111.1 million to support our growth, $30.4 million loan to non-Concentrix subsidiary of Parent as part of its centralized treasury operations and $9.4 million of acquisition-related payments.
Financing Activities
Net cash used in financing activities in fiscal year 2020 was $335.2 million, consisting of third-party borrowings of $900 million under the Credit Facility and $250 million under the Securitization Facility, more than offset by $1,476.7 million in repayments on borrowings from SYNNEX and debt issuance costs related to these facilities.
Net cash used in financing activities in fiscal year 2019 was $339.6 million, consisting of $191.6 million in repayments on borrowings from SYNNEX and $148.0 million to redeem the convertible debentures assumed in the Convergys acquisition.
We believe our current cash balances and credit availability are enough to support our operating activities for at least the next twelve months.

Free Cash Flow (a non-GAAP measure)

	Fiscal Year Ended November 30,
	2020	2019

	($ in thousands)
Net cash provided by operating activities	$507,614	$449,736
Purchases of property and equipment	(171,332)	(111,122)
Free cash flow (a non-GAAP measure)	$336,282	$338,614
Our free cash flow was $336.3 million in fiscal year 2020, compared to $338.6 million in fiscal year 2019. The decrease in free cash flow in fiscal year 2020 primarily reflects increased net cash provided by operating activities as a result of the increase in net income, more than offset by an increase in capital expenditures to support our growth.
Capital Resources
As of November 30, 2020, we had total liquidity of $853 million, which includes undrawn capacity of $600 million on the Credit Facility, undrawn capacity of $100 million on the Securitization Facility and cash and cash equivalents.
Our cash and cash equivalents totaled $152.7 million and $79.7 million as of November 30, 2020 and 2019, respectively. Of our total cash and cash equivalents, 89% and 94% was held by our non-U.S. legal entities as of November 30, 2020 and 2019, respectively. Our cash and cash equivalents held by our non-U.S. legal entities are no longer subject to U.S. federal tax on repatriation into the United States. Repatriation of some non-U.S. balances is restricted by local laws. Historically, we have fully utilized and reinvested all non-U.S. cash to fund our international operations and expansion; however, the Company has recorded deferred tax liabilities related to non-U.S. withholding taxes on the earnings of certain previously acquired non-U.S. entities that are likely to be repatriated in the future. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our combined financial statements the impact of the state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.
We believe that our available cash and cash equivalents balances, the cash flows expected to be generated from operations, and our sources of liquidity will be sufficient to satisfy our current and planned working capital and investment needs for the next twelve months. We also believe that our longer-term working capital, planned capital expenditures and other general corporate funding requirements will be satisfied through cash flows from operations and, to the extent necessary, from our borrowing facilities and future financial market activities.

Contractual Obligations to Third Parties
The following table summarizes our contractual obligations at November 30, 2020:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	>5 Years

	(in thousands)
Contractual Obligations:
Credit Facility - Term Loan component	$900,000	$33,750	$90,000	$776,250	$—
Securitization Facility	250,000	—	250,000	—	—
Interest on financing agreements (a)	90,428	20,060	37,209	33,159	—
Operating lease payments	633,827	198,678	275,482	130,723	28,944
Defined benefit plan funding (b)	98,016	12,747	30,764	27,868	26,637
Total Contractual Obligations	$1,972,271	$265,235	$683,455	$968,000	$55,581
(a) Cash obligations for interest requirement related to our variable-rate debt obligations at the current rates as of November 30, 2020.
(b) Includes projected contributions to achieve minimum funding objectives for our cash balance pension plan.
As of November 30, 2020, we have established a reserve of $62.3 million for unrecognized tax benefits. As we are unable to reasonably predict the timing of settlement of these guarantees and the reserve for unrecognized tax benefits, the table above excludes such liabilities.
Through November 30, 2020, certain of the Concentrix legal entities in the United States jointly and severally guaranteed SYNNEX’ obligations under its senior secured credit agreement (the “SYNNEX Credit Agreement”) and SYNNEX’ secured term loan credit agreement (the “SYNNEX Term Loan Credit Agreement”) and substantially all of the assets of these legal entities secured SYNNEX’ obligations under the SYNNEX Credit Agreement and the SYNNEX Term Loan Credit Agreement. The amounts guaranteed by us under these agreements are recorded in our combined financial statements to the extent drawn from the Parent, net of repayments to the Parent.
In connection with the spin-off, the Concentrix legal entities were released as guarantors and the Concentrix legal entities’ assets were released as collateral from the SYNNEX Credit Agreement and the SYNNEX Term Loan Credit Agreement, and thereafter serve as security for Credit Facility or, in the case of our receivables and related assets generated by us and certain of our subsidiaries in the United States, as security for our Securitization Facility.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
We are and will be exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from changes in market rates and prices. Our risk management strategy includes managing these risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. We utilize derivative financial instruments to hedge economic exposures, as well as reduce earnings and cash flow volatility resulting from shifts in market rates. In using derivative financial instruments to hedge our exposures to changes in exchange rates, we expose ourselves to counterparty credit risk. We manage our exposure to counterparty credit risk by entering into derivative financial instruments with investment grade-rated institutions that can be expected to perform fully under the terms of the agreements and by diversifying the number of financial institutions with which we enter into such agreements. There can be no guarantee that the risk management activities that we have entered into will be sufficient to fully offset market risk or reduce earnings and cash flow volatility resulting from shifts in market rates. See Note 7 of the combined financial statements included elsewhere in this Annual Report on Form 10-K for additional discussion of our financial risk management.
Foreign Currency Risk
While approximately 63% of our revenue is priced in U.S. dollars, we recognize a substantial amount of revenue under contracts that are denominated in euros, British pounds, Australian dollars and Japanese yen, among other currencies. A significant increase in the value of the U.S. dollar relative to these currencies may have a material adverse effect on the value of those services when translated into U.S. dollars.
We serve many of our U.S.-based, European and British clients from our customer experience delivery centers located around the world. As a result, a substantial portion of the costs to deliver these services are denominated in the local currency of the country where the services are performed. This creates a foreign exchange exposure for us. As of November 30, 2020, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in certain foreign currencies by entering into hedging contracts with institutions to acquire a total of PHP 29,755.0 million at a fixed price of $578.2 million at various dates through November 2022; and INR 15,365.0 million at a fixed price of $198.6 million at various dates through November 2022. The fair value of these derivative instruments as of November 30, 2020 is presented in Note 9 of the combined financial statements included elsewhere in this Annual Report on Form 10-K. The potential loss in fair value at November 30, 2020 for such contracts resulting from a hypothetical 10% adverse change in the underlying foreign currency exchange rates is approximately $81.5 million. This loss would be substantially mitigated by corresponding gains on the underlying foreign currency exposures.
Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into hedging contracts that are not denominated as hedges. The purpose of these derivative instruments is to protect us against foreign currency exposure related receivable, payables and intercompany transactions that are denominated in currencies that are different from the functional currencies of the company or our respective legal entities. As of November 30, 2020, the fair value of these derivatives not designated as hedges was a net receivable of $9.4 million.
Interest Rate Risk
At November 30, 2020, all of our outstanding debt under the Credit Facility and Securitization Facility is variable debt, which exposes the Company to changes in interest rates. Holding other variables constant, including the total amount of outstanding indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated increase in interest expense of approximately $11.5 million per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Concentrix Corporation:

Opinion on the Combined Financial Statements
We have audited the accompanying combined balance sheets of Concentrix, the Customer Experience Services business (the Company) of SYNNEX Corporation as of November 30, 2020 and 2019, the related combined statements of operations, comprehensive income, parent equity, and cash flows for each of the years in the three‑year period ended November 30, 2020, and the related notes and financial statement schedule II: Valuation and Qualifying Accounts (collectively, the combined financial statements). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended November 30, 2020, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 2 to the combined financial statements, the Company changed its method of accounting for leases as of December 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.
Basis for Opinion
These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2019.

Cincinnati, Ohio
February 16, 2021

CONCENTRIX
(CUSTOMER EXPERIENCE SERVICES BUSINESS OF SYNNEX CORPORATION)
COMBINED BALANCE SHEETS
(currency in thousands)

	November 30, 2020	November 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$152,656	$79,656
Accounts receivable, net	1,079,065	931,082
Receivable from SYNNEX Corporation (“Parent”)	2,416	17,495
Loan receivable from Parent	—	67,676
Other current assets	189,239	203,696
Total current assets	1,423,376	1,299,605
Property and equipment, net	451,649	411,465
Goodwill	1,836,050	1,829,328
Intangible assets, net	798,959	934,123
Deferred tax assets	47,423	64,879
Other assets	620,099	114,355
Total assets	$5,177,556	$4,653,755

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$140,575	$106,147
Current portion of long-term debt	33,750	—
Payable to Parent	22,825	85,898
Loans payable to Parent	—	1,981,385
Accrued compensation and benefits	419,715	319,065
Other accrued liabilities	371,072	189,605
Income taxes payable	20,725	16,209
Total current liabilities	1,008,662	2,698,308
Long-term debt, net	1,111,362	—
Other long-term liabilities	601,887	297,034
Deferred tax liabilities	153,560	188,572
Total liabilities	2,875,471	3,183,914
Commitments and contingencies (Note 15)
Equity:
Parent company investment	2,305,899	1,519,923
Accumulated other comprehensive loss	(3,814)	(50,082)
Total Parent equity	2,302,085	1,469,841
Total liabilities and equity	$5,177,556	$4,653,755
(Amounts may not add due to rounding)
The accompanying notes are an integral part of these combined financial statements.

CONCENTRIX
(CUSTOMER EXPERIENCE SERVICES BUSINESS OF SYNNEX CORPORATION)
COMBINED STATEMENTS OF OPERATIONS
(currency in thousands)

	Fiscal Years Ended November 30,
	2020	2019	2018
Revenue
Customer experience services	$4,698,679	$4,687,327	$2,444,867
Customer experience services to Parent	20,855	20,585	18,284
Total revenue	4,719,534	4,707,912	2,463,151
Cost of revenue
Cost of revenue for customer experience services	3,044,916	2,946,664	1,514,470
Cost of revenue related to services to Parent	13,093	12,800	11,129
Gross profit	1,661,525	1,748,448	937,552
Selling, general and administrative expenses	(1,352,764)	(1,454,116)	(792,791)
Operating income	308,761	294,332	144,761
Interest expense (primarily related to borrowings from Parent) and finance charges, net	(48,313)	(92,196)	(38,239)
Other income, net	7,447	2,280	4,386
Income before income taxes	267,895	204,416	110,908
Provision for income taxes	(103,084)	(87,252)	(62,637)
Net income	$164,811	$117,164	$48,271
(Amounts may not add due to rounding)
The accompanying notes are an integral part of these combined financial statements.

CONCENTRIX
(CUSTOMER EXPERIENCE SERVICES BUSINESS OF SYNNEX CORPORATION)
COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)

	Fiscal Years Ended November 30,
	2020	2019	2018
Net income	$164,811	$117,164	$48,271
Other comprehensive income (loss):
Change in unrealized losses of defined benefit plans, net of taxes of $3,749, $5,909 and $0 for fiscal years ended November 30, 2020, 2019 and 2018, respectively	(8,644)	(28,289)	(892)
Reclassification of net (gains) losses to net income, net of tax of $0 for fiscal years ended November 30, 2020, 2019 and 2018, respectively	—	1,791	—
Total change in unrealized losses of defined benefit plans, net of taxes	(8,644)	(26,498)	(892)
Unrealized gains (losses) on cash flow hedges during the period, net of taxes of $(11,478), $(5,197), $(6,835) for fiscal years ended November 30, 2020, 2019, and 2018, respectively	34,508	15,574	20,376
Reclassification of net (gains) losses on cash flow hedges to net income, net of taxes of $7,581, $5,891, and $313 for fiscal years ended November 30, 2020, 2019, and 2018, respectively	(22,792)	(17,493)	(935)
Total change in unrealized gains (losses) on cash flow hedges, net of taxes	11,716	(1,919)	19,441
Foreign currency translation adjustments, net of taxes of $0 for fiscal years ended November 30, 2020, 2019 and 2018, respectively	43,196	17,534	(33,543)
Other comprehensive income (loss)	46,268	(10,883)	(14,994)
Comprehensive income	$211,079	$106,281	$33,277
(Amounts may not add due to rounding)
The accompanying notes are an integral part of these combined financial statements.

CONCENTRIX
(CUSTOMER EXPERIENCE SERVICES BUSINESS OF SYNNEX CORPORATION)
COMBINED STATEMENTS OF PARENT EQUITY
(currency in thousands)

	Parent company investment	Accumulated other comprehensive income (loss)	Total Parent equity

Balances, November 30, 2017	$285,749	$(24,205)	$261,544
Share-based compensation	7,652	—	7,652
Parent stock issued for acquisition of Convergys	1,017,329	—	1,017,329
Other comprehensive income (loss)	—	(14,994)	(14,994)
Net income	48,271	—	48,271
Balances, November 30, 2018	1,359,001	(39,199)	1,319,802
Share-based compensation	10,351	—	10,351
Other comprehensive income (loss)	—	(10,883)	(10,883)
Hypothetical current tax expense recorded for separate return basis presentation	33,407	—	33,407
Net income	117,164	—	117,164
Balances, November 30, 2019	1,519,923	(50,082)	1,469,841
Share-based compensation	15,572	—	15,572
Capital contribution	594,320	—	594,320
Net transfer to/from parent	(5,950)	—	(5,950)
Other comprehensive income (loss)	—	46,268	46,268
Hypothetical current tax expense recorded for separate return basis presentation	17,223	—	17,223
Net income	164,811	—	164,811
Balances, November 30, 2020	$2,305,899	$(3,814)	$2,302,085
(Amounts may not add due to rounding)
The accompanying notes are an integral part of these combined financial statements.

CONCENTRIX
(CUSTOMER EXPERIENCE SERVICES BUSINESS OF SYNNEX CORPORATION)
COMBINED STATEMENTS OF CASH FLOWS
(currency in thousands)

	Fiscal Years Ended November 30,
	2020	2019	2018
Cash flows from operating activities:
Net income	$164,811	$117,164	$48,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	129,283	139,174	80,274
Amortization	147,283	166,606	74,324
Share-based compensation	15,572	10,351	7,652
Provision for doubtful accounts	8,140	5,134	201
Deferred income taxes	(19,850)	(16,281)	(11,377)
Hypothetical current tax expense recorded for separate return basis presentation	17,223	33,407	—
Unrealized foreign exchange losses	5,647	1,973	8,194
Convertible debt conversion option fair value and extinguishment (gains) losses	—	1,559	(9,996)
Other	1,932	1,410	57
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable, net	(139,172)	6,286	(8,488)
Receivable from Parent	15,079	(2,641)	12,232
Payable to Parent	4,230	(4,446)	55,120
Accounts payable	36,557	(4,998)	(28,138)
Other operating assets and liabilities	120,879	(4,962)	(16,003)
Net cash provided by operating activities	507,614	449,736	212,323
Cash flows from investing activities:
Purchases of held-to-maturity investments	—	—	(34)
Proceeds from maturity of held-to-maturity investments	—	—	1,021
Proceeds from sale of trading investments	—	—	12,893
Repayment of (proceeds from) loan to non-Concentrix subsidiary of Parent as part of its centralized treasury operations	67,676	(30,466)	—
Purchases of property and equipment	(171,332)	(111,122)	(92,518)
Acquisition of businesses, net of cash acquired and refunds	(5,560)	(9,426)	(1,072,335)
Net cash used in investing activities	(109,216)	(151,014)	(1,150,973)
Cash flows from financing activities:
Proceeds from Credit Facility - Term Loan	900,000	—	—
Proceeds from Securitization Facility	250,000	—	—
Debt issuance costs	(8,521)	—	—
Repayments of borrowings	—	(148,047)	(325,939)
Proceeds from borrowings from Parent	—	—	1,277,160
Repayments of borrowings from Parent	(1,476,703)	(191,592)	—
Net cash (used in) provided by financing activities	(335,224)	(339,639)	951,221
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9,663	(3,453)	(12,446)
Net increase (decrease) in cash, cash equivalents and restricted cash	72,837	(44,370)	125
Cash, cash equivalents and restricted cash at beginning of year	83,514	127,884	127,759
Cash, cash equivalents and restricted cash at end of year	$156,351	$83,514	$127,884
Supplemental disclosures of cash flow information:
Interest paid on borrowings	$—	$—	$36
Income taxes paid	$76,609	$103,644	$45,217
Non-cash capital contribution from Parent	$594,320	$—	$—
Supplemental disclosure of non-cash investing activities:
Fair value of common stock issued by Parent for acquisition of business	$—	$—	$1,017,329
Accrued costs for property and equipment purchases	$9,398	$8,344	$3,732
(Amounts may not add due to rounding)
The accompanying notes are an integral part of these combined financial statements.

CONCENTRIX
(CUSTOMER EXPERIENCE SERVICES BUSINESS OF SYNNEX CORPORATION)
NOTES TO COMBINED FINANCIAL STATEMENTS
(currency and share amounts in thousands, except per share amounts)

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION:
Background
Concentrix (“Concentrix,” the “CX business” or the “Company”) is a leading global provider of technology-infused Customer Experience (“CX”) solutions that help iconic and disruptive brands drive deep understanding, full lifecycle engagement, and differentiated experiences for their end-customers around the world. We provide end-to-end capabilities, including CX process optimization, technology innovation, front- and back-office automation, analytics and business transformation services to clients in five primary industry verticals.
Through November 30, 2020, the CX business was held entirely within certain wholly-owned subsidiaries of SYNNEX Corporation (“SYNNEX” or the “Parent”). Except for transactions described in Note 11, these wholly-owned subsidiaries did not perform activities related to any non-CX business of SYNNEX. As the separate legal entities that make up the CX business were not historically held by a single legal entity and in preparation for the separation of the CX business into an independent publicly-traded company, SYNNEX undertook a series of transactions during 2020, following which Concentrix Corporation held, directly or indirectly through its subsidiaries, the CX business.
On December 1, 2020, the separation of the CX business (the “separation”) from SYNNEX was completed through a tax-free distribution of all of the issued and outstanding shares of the Company’s common stock to SYNNEX stockholders in a tax-free distribution (the “distribution” and, together with the separation, the “spin-off”). SYNNEX stockholders received one share of the Company’s common stock for each share of SYNNEX common stock held as of the close of business on November 17, 2020. As a result of the spin-off, the Company became an independent public company and the Company’s common stock commenced trading on the Nasdaq Stock Market (“Nasdaq”) under the symbol “CNXC” on December 1, 2020.
In connection with the spin-off, on November 30, 2020, the Company entered into a separation and distribution agreement, an employee matters agreement, a tax matters agreement and a commercial agreement with SYNNEX to set forth the principal actions to be taken in connection with the spin-off and define the Company’s ongoing relationship with SYNNEX after the spin-off.
During the year ended November 30, 2020, Concentrix recognized spin-off related expenses of $9.5 million, consisting primarily of third-party advisory costs, legal fees and regulatory fees.
Risks and uncertainties related to the COVID-19 pandemic
In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and labor force participation, and created significant volatility and disruption of financial markets. “Shelter-in-place” restrictions by various governments around the world negatively impacted the Company’s results of operations for year ended November 30, 2020 and was most acute during the second quarter of fiscal year 2020, as many of the Company’s employees were unable to work productively during the period despite client demand. During the year ended November 30, 2020, we incurred incremental costs associated with non-productive workforce and other costs. The Company successfully transitioned a significant portion of its workforce to a remote working environment throughout the second quarter of 2020 and implemented a number of safety and social distancing measures in its sites to protect the health and safety of employees. As of the end of the third quarter of fiscal year 2020 and through year end, almost all of the Company’s workforce was productive.

The Company is unable to predict how long the pandemic conditions will persist, what additional measures may be introduced by governments or the Company’s clients and the effect of any such additional measures on the Company’s business. As a result, many of the estimates and assumptions used in preparation of these combined financial statements required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve with respect to the pandemic, the Company’s estimates may materially change in future periods.
Basis of presentation
For the purposes of the presentation of these combined financial statements and prior to December 1, 2020, the CX business was held entirely within certain wholly-owned subsidiaries of SYNNEX dedicated to the CX business. As the separate legal entities that make up the CX business were not historically held by a single legal entity, these combined financial statements of the Company were prepared in connection with the planned separation and have been derived from the SYNNEX Consolidated Financial Statements and accounting records of the Parent as if the Company had been operated on a stand-alone basis during the periods presented. These combined financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All direct revenue and expenses attributable to the Concentrix business including certain allocations of Parent costs and expenses have been separately maintained in a separate ledger in the legal entities that make up the Concentrix business. As the separate legal entities that make up the Concentrix business were not historically held by a single legal entity, Parent company investment is shown in lieu of stockholders’ equity in the combined financial statements. All significant intercompany balances and transactions between the legal entities that comprise Concentrix have been eliminated.
Management of the Company and Parent consider allocations of Parent costs to be a reasonable reflection of the utilization of services by, or the benefits provided to, the Company. The allocations may not, however, reflect the expense the Company would have incurred as a stand-alone company for the periods presented. Actual costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and other strategic decisions.
Historically, Concentrix received or provided funding for acquisitions or ongoing operations as part of SYNNEX’ centralized treasury program. Accordingly, only cash amounts specifically recorded in the separate Concentrix ledger are reflected in the combined balance sheets. The Company reflects transfers of cash from the Parent’s cash management system as loans or other accounts payable to the Parent or a reduction of accounts or loans receivable in the combined balance sheets based on the purpose for which the cash was provided by the Parent. Similarly, cash transfers to the Parent are reflected as reduction of loans or other accounts payable to the Parent or as loans receivable from the Parent. The cash payments and receipts are recorded in the combined statements of cash flows as operating or financing activities based on the nature of the transactions for which the funds were transferred between the Company and the Parent.
Through November 30, 2020, certain Concentrix legal entities in the United States jointly and severally guaranteed certain of SYNNEX’ borrowing arrangements in the United States and substantially all of the assets of these Concentrix legal entities secured SYNNEX’ obligations under the borrowing arrangements. In connection with the spin-off, the Concentrix legal entities were released as guarantors and the Concentrix legal entities’ assets were released as collateral under the SYNNEX borrowing arrangements, and the Company entered into a new Credit Facility and Securitization Facility as more fully described in Note 9. The third-party debt obligations included in these combined financial statements include only those obligations for which the legal obligor is a legal entity within the CX business and obtained funds directly from the third-party lender. Such third-party debt arrangements have continued as obligations of the Company following the separation from SYNNEX.
Through November 30, 2020, operations of Concentrix are included in the consolidated U.S. federal, and certain state and local income tax returns filed by SYNNEX, where applicable. Concentrix also files certain separate state, local and foreign tax returns. Income tax expense and other income tax related information contained in the combined financial statements are presented on a separate return basis, which requires us to estimate tax expense as if the Company filed a separate return apart from SYNNEX. The income taxes of Concentrix as presented in the combined financial statements may not be indicative of the income taxes that Concentrix will incur in the future.
Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Additionally, $56.8 million in other accrued liabilities and $4.8 million in accrued compensation and benefits was reclassified to accounts payable at November 30, 2019 to conform to the current year presentation. This reclassification adjustment resulted in no other impacts to the Company’s combined financial statements and is not deemed material.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. The Company evaluates these estimates on a regular basis and bases them on historical experience and on various assumptions that the Company believes are reasonable. Actual results could differ from the estimates.
Principles of combination
The Company’s combined financial statements include the combined accounts of SYNNEX’ wholly-owned subsidiaries engaged in the CX business, in which no substantive participating rights are held by minority stakeholders, and variable interest entities in the core business if the Company is the primary beneficiary. All intercompany accounts and transactions within the entities included in the combined financial statements have been eliminated.
Segment reporting
Concentrix operations are based on an integrated global delivery model whereby services under a client contract in one location may be provided from delivery centers located in one or more different countries with more than half of the Company’s workforce located in Philippines and India. Given the homogeneity of technology-infused CX services and the integrated delivery model, the Company operates in a single segment, based on how the chief operating decision maker (“CODM”) views and evaluates the Company’s operations in making operational and strategic decisions and assessments of financial performance. The Company’s President and Chief Executive Officer has been identified as the CODM.
Cash equivalents
The Company considers all highly liquid debt instruments purchased with an original maturity or remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist principally of money market deposit accounts that are stated at cost, which approximates fair value. The Company is exposed to credit risk in the event of default by financial institutions to the extent that cash balances with financial institutions are in excess of amounts that are insured.
Accounts receivable and allowance for doubtful accounts
Accounts receivable are comprised primarily of amounts owed to the Company by clients and are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts is an estimate to cover the losses resulting from uncertainty regarding collections from customers to make payments for outstanding balances. In estimating the required allowance, the Company takes into consideration the overall quality and aging of the accounts receivable and credit evaluations of its customers’ financial condition. The Company also evaluates the collectability of accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections and the value and adequacy of any collateral received from customers.

Unbilled receivables
In the majority of service contracts, the Company performs the services prior to billing the customer, and this amount is captured as an unbilled receivable included in accounts receivable, net on the combined balance sheet. Billing usually occurs in the month after the Company performs the services or in accordance with the specific contractual provisions.
Derivative financial instruments
The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value.
For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the gain or loss on the derivative instrument is reported as a component of “Accumulated other comprehensive income (loss),” in Parent equity and reclassified into earnings in the same line associated with the forecasted transactions, in the same period or periods during which the hedged transaction affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.
For derivative instruments that are not designated as cash flow hedges, gains and losses on derivative instruments are reported in the combined statements of operations in the current period.
Software costs
The Company develops software platforms for internal use. The Company capitalizes costs incurred to develop software subsequent to the software product reaching the application development stage. The Company also capitalizes the costs incurred to extend life of the existing software, or the cost of significant enhancements that are added to the features of existing software. The capitalized development costs primarily comprise payroll costs and related software costs. Capitalized costs are amortized over the economic life of the software on the straight line amortization method.
Property and equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based upon the shorter of the estimated useful lives of the assets, or the lease term of the respective assets, if applicable. Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized. The ranges of estimated useful lives for property and equipment categories are as follows:

Equipment and furniture	3 - 10 years
Software	3 - 7 years
Leasehold improvements	2 - 15 years
Buildings and building improvements	10 - 39 years
Leases

The Company enters into leases as a lessee for property and equipment in the ordinary course of business. When procuring services, or upon entering into a contract with its customers and clients, the Company determines whether an arrangement contains a lease at its inception. As part of that evaluation the Company considers whether there is an implicitly or explicitly identified asset in the arrangement and whether the Company, as the lessee, or the client, if the Company is the lessor, has the right to control the use of that asset. Effective December 1, 2019, when the

Company is the lessee, all leases with a term of more than 12 months are recognized as right-of-use (ROU) assets and associated lease liabilities in the combined balance sheet. Lease liabilities are measured at the lease commencement date and determined using the present value of the lease payments not yet paid, at the Company’s incremental borrowing rate, which approximates the rate at which the Company would borrow on a secured basis in the country where the lease was executed. The interest rate implicit in the lease is generally not determinable in the transactions where the Company is the lessee. The ROU asset equals the lease liability adjusted for any initial direct costs, prepaid rent and lease incentives. The Company’s variable lease payments generally relate to payments tied to various indexes, non-lease components and payments above a contractual minimum fixed amount.
Operating leases are included in other assets, net, other accrued liabilities and other long-term liabilities in the combined balance sheet. Substantially all of the Company’s leases are classified as operating leases. The lease includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company made a policy election to not recognize leases with a lease term of 12 months or less in the combined balance sheet. Lease expenses are recorded within selling, general, and administrative expenses in the combined statements of operations. Operating lease payments are presented within “Cash flows from operating activities” in the combined statements of cash flows.
For all asset classes, the Company has elected the lessee practical expedient to combine lease and non-lease components (e.g. maintenance services) and account for the combined unit as a single lease component. Variable lease payments are recognized in the period in which the obligation for those payments are incurred.
Business combinations
The purchase price is allocated to the assets acquired, liabilities assumed, and non-controlling interests in the acquired entity generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired entity and the Company and the value of the acquired assembled workforce, neither of which qualify for recognition as an intangible asset. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available. The Company includes the results of operations of the acquired business in the combined financial statements prospectively from the date of acquisition. Acquisition-related charges are recognized separately from the business combination and are expensed as incurred. These charges primarily include direct third-party professional and legal fees, and integration-related costs.
Goodwill and intangible assets
The Company tests goodwill for impairment annually at the reporting unit level in the fiscal fourth quarter or more frequently if events or changes in circumstances indicate that it may be impaired. For purposes of the goodwill impairment test, the Company can elect to perform a quantitative or qualitative analysis. If the qualitative analysis is elected, goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The factors that are considered in the qualitative analysis include macroeconomic conditions, industry and market considerations, cost factors such as increases in labor, or other costs that would have a negative effect on earnings and cash flows; and other relevant entity-specific events and information.
If we elect to perform or are required to perform a quantitative analysis, then the reporting unit’s carrying value is compared to its fair value. The fair value of the reporting unit is estimated using a market approach and an income approach (discounted cash flow approach). Under the market approach, the Company utilizes the guideline company method, which involves calculating valuation multiples based on operating data from comparable publicly traded companies. Multiples derived from these companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are then applied to the operating data to arrive at an indication of value. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows utilizing a market-based weighted-average cost of capital determined separately for each reporting unit. The assumptions used in the market approach are based on the value of a business through an analysis of revenue and other multiples of guideline companies and recent sales of or offerings by a comparable entity. The assumptions used in the discounted cash flow approach are based on historical and forecasted revenue, operating costs, future economic conditions, a market-based weighted average cost of capital and other relevant factors. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value and the excess is recognized as an impairment loss.

No goodwill impairment has been identified for any of the years presented.
The values assigned to intangible assets are based on estimates and judgement regarding expectations for length of customer relationships and success of life cycle of technologies acquired in a business combination. Purchased intangible assets are amortized over the useful lives based on estimates of the use of the economic benefit of the asset or on the straight-line amortization method.
Intangible assets consist of customer relationships, technology and trade names. Amortization is based on the pattern in which the economic benefits of the intangible assets will be consumed or on a straight line basis when the consumption pattern is not apparent over the following useful lives:

Customer relationships	10 - 15 years
Technology	5 years
Trade names	5 years
Impairment of long-lived assets
The Company reviews the recoverability of its long-lived assets, such as intangible assets subject to amortization, property and equipment and certain other assets, including lease right-of-use assets, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value.
Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, accounts receivable and derivative instruments.
The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through November 30, 2020, the Company has not experienced any credit losses on such deposits and derivative instruments.
Accounts receivable comprise amounts due from customers. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of its receivable portfolio and specifically identified customer risks. Through November 30, 2020, such losses have been within management’s expectations.
In fiscal years 2020, 2019 and 2018, one customer accounted for 11.5%, 10.4% and 20.8%, respectively of the Company’s combined revenue.

As of November 30, 2020 and 2019, one customer comprised 16.2% and 11.5%, respectively, of the total accounts receivable balance.
Revenue recognition
The Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, on December 1, 2018 on a full retrospective basis to ensure a consistent basis of presentation within the Company’s combined financial statements for all periods reported.
The Company generates revenue primarily from the provision of business outsourcing services focused on customer experience solutions. The Company recognizes revenue from services contracts over time as the promised services are delivered to clients for an amount that reflects the consideration to which the Company is entitled in exchange for those services. The Company accounts for a contract with a customer when it has written approval, the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection. Revenue is presented net of taxes collected from customers and remitted to government authorities. Service contracts may be based on a fixed price or on a fixed unit-price per transaction or other objective measure of output. The Company determines whether the services performed during the initial phases of an arrangement, such as setup activities, are distinct. In most cases, the arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company records deferred revenue attributable to certain process transition, setup activities where such activities do not represent separate performance obligations. Billings related to such transition activities are classified under contract liabilities and subsequently recognized ratably over the period in which the related services are performed. The Company applies a measure of progress (typically time-based) to any fixed consideration and allocates variable consideration to the distinct periods of service based on usage. As a result, revenue is generally recognized over the period the services are provided on a usage basis. This results in revenue recognition that corresponds with the benefit to the client of the services transferred to date relative to the remaining services promised. Revenue on fixed price contracts is recognized on a straight-line basis over the term of the contract as services are provided. Revenue on unit-price transactions is recognized using an objective measure of output including staffing hours or the number of transactions processed by service agents. Client contract terms can range from less than one year to more than five years. The Company generally invoices a customer after performance of services, or in accordance with specific contractual provisions. Payments are due as per contract terms and do not contain a significant financing component.
Certain customer contracts include incentive payments from the customer upon achieving certain agreed-upon service levels and performance metrics or service level agreements that could result in credits or refunds to the customer. Revenue relating to such arrangements is accounted for as variable consideration when the likely amount of revenue to be recognized can be estimated to the extent that it is probable that a significant reversal of any incremental revenue will not occur.
Cost of revenue
Recurring direct operating costs for services are recognized as incurred. Cost of services revenue consists primarily of personnel costs. Where a contract requires an up-front investment, which typically includes transition and set-up costs related to systems and processes, these amounts are deferred and amortized on a straight-line basis over the expected period of benefit, not to exceed the fixed term of the contract. The Company performs periodic reviews to assess the recoverability of deferred contract transition and setup costs. This review is done by comparing the estimated minimum remaining undiscounted cash flows of a contract to the unamortized contract costs. If such minimum undiscounted cash flows are not sufficient to recover the unamortized costs, an impairment loss is recognized for the difference between the estimated fair value and the carrying value. If a cash flow deficiency remains after reducing the carrying amount of the deferred costs, the Company evaluates any remaining long-lived assets related to that contract for impairment.

Selling, general and administrative expenses
Selling, general and administrative expenses are charged to income as incurred. Expenses of promoting and selling products and services are classified as selling expense and include such items as compensation, sales commissions and travel. General and administrative expenses include such items as compensation, cost of delivery centers, legal and professional costs, office supplies, non-income taxes, insurance and utility expenses. In addition, selling, general and administrative expenses include other operating items such as allowances for credit losses, depreciation and amortization of non-technology related intangible assets.
Advertising
Costs related to advertising and product promotion expenditures are charged to “Selling, general and administrative expenses” as incurred. To date, net costs related to advertising and promotion expenditures have not been material.
Income taxes
The Company’s operations have historically been included in the tax returns filed by the respective Parent entities of which the Company’s businesses are a part. Income tax expense and other income tax related information contained in these combined financial statements are presented on a separate return basis as if the Company filed its own tax returns.
The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. Tax on global low-taxed intangible income is accounted for as a current expense in the period in which the income is includable in a tax return using the “period cost” method. Valuation allowances are provided against deferred tax assets that are not likely to be realized.
The Company recognizes tax benefits from uncertain tax positions only if that tax position is more likely than not to be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in the provisions for income taxes.
Foreign currency translations
The financial statements of the legal entities included in these combined financial statements, whose functional currencies are the local currencies, are translated into U.S. dollars for combination as follows: assets and liabilities at the exchange rate as of the balance sheet date, equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the month. Translation adjustments resulting from the translation of the legal entities’ accounts are included in “Accumulated other comprehensive income (loss).” Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income, net.”
Other comprehensive income
The primary components of other comprehensive income for the Company include foreign currency translation adjustments arising from the combination of foreign legal entities engaged in the CX business, unrealized gains and losses on cash flow hedges and the changes in unrecognized pension and post-retirement benefits.

Share-based compensation
The Company’s employees have historically participated in Parent’s share-based compensation plans. Share-based compensation expense has been allocated to the Company based on the specific awards and terms previously granted to the Company’s employees. Share-based compensation cost for stock options, restricted stock awards and units, performance restricted stock units and employee stock purchase plans is determined based on the fair value at the measurement date. The Company recognizes share-based compensation cost as expense for awards other than its performance-based restricted stock units ratably on a straight-line basis over the requisite service period. The Company recognizes share-based compensation cost associated with its performance-based restricted stock units over the requisite service period if it is probable that the performance conditions will be satisfied. Effective fiscal year 2018, the Company accounts for expense reductions that result from the forfeiture of unvested awards in the period that the forfeitures occur. Prior to fiscal year 2018, the Company estimated forfeitures and only recorded compensation costs for those awards that were expected to vest.
Pension and post-retirement benefits
The funded status of the Company’s pension and other postretirement benefit plans is recognized in the combined balance sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at November 30, the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation (“PBO”) and, for the other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation (“APBO”). The PBO represents the actuarial present value of benefits expected to be paid upon retirement. For active plans, the present value reflects estimated future compensation levels. The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. The measurement of the benefit obligation is based on the Company’s estimates and actuarial valuations. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain key assumptions that require significant judgment, including, but not limited to, estimates of discount rates, expected return on plan assets, inflation, rate of compensation increases, interest crediting rates and mortality rates. The assumptions used are reviewed on an annual basis.
Accounting pronouncements adopted during the three-year period ended November 30, 2020
In February 2018, the Financial Accounting Standard Board (the “FASB”) issued guidance that permits the Company to reclassify disproportionate tax effects in accumulated other comprehensive income caused by the Tax Cuts and Jobs Act of 2017 to retained earnings. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The adoption of this new guidance did not have a material impact on the Company’s combined financial statements.
In February 2016, the FASB issued a new standard which revises various aspects of accounting for leases, with amendments in 2018 and 2019 codified as Accounting Standards Codification Topic 842, Leases (“ASC Topic 842”). The Company adopted the guidance effective December 1, 2019, applying the optional transition method, which allows an entity to apply the new standard at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, the Company elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and the lessee practical expedient to combine lease and non-lease components for all asset classes. The Company made a policy election to not recognize ROU assets and lease liabilities for short-term leases for all asset classes. The most significant impact of adoption to the Company’s combined financial statements relates to the recognition of a right-of-use asset and a lease liability for virtually all of its leases other than short-term leases. The liability was equal to the present value of lease payments. The asset is based on the liability, and subject to adjustment, such as for initial direct costs. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. For income statement purposes, operating leases will result in a straight-line expense while finance leases will result in a front-loaded expense pattern. Upon adoption, the Company recorded $525,344 of ROU assets and of $571,940 of liabilities relating to its operating leases on its combined balance sheet. The adoption did not have an impact on the Company’s combined statements of operations or its combined statements of cash flows.

In May 2014, the FASB issued a comprehensive new revenue recognition standard for contracts with customers with amendments in 2015 and 2016, codified as Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. The Company adopted the guidance effective December 1, 2018 on a full retrospective basis to ensure a consistent basis of presentation within the Company’s combined financial statements for all periods reported. In addition, the Company elected the one year practical expedient for contract costs. The impact of adoption was not material and relates primarily to the capitalization of certain sales commissions that are assessed to be incremental for obtaining new contracts. Such costs are amortized over the period of expected benefit rather than being expensed as incurred as was the Company’s prior practice.
In January 2016, the FASB issued new guidance which amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. With respect to the Company’s combined financial statements, the most significant impact relates to the accounting for equity investments (other than those that are consolidated or accounted under the equity method) which are measured at fair value through earnings. The Company has elected to use the measurement alternative for non-marketable equity securities, defined as cost adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment. The Company adopted the guidance as of December 1, 2018, with amendments related specifically to equity securities without readily determinable fair values applied prospectively. The adoption did not have a material impact on the Company’s combined financial statements.
In August 2018, the FASB issued guidance clarifying the accounting for capitalizing implementation costs incurred by a customer in a cloud computing arrangement that is a service contract. Under the new guidance, implementation costs related to a cloud computing arrangement will be deferred or expensed as incurred, in accordance with the existing guidance for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments also require the customer to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. The guidance is effective for interim and annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company adopted this guidance prospectively in the third quarter of fiscal year 2018. The adoption did not have a material impact on the Company’s combined financial statements.
In March 2016, the FASB issued guidance that changes the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the combined statement of cash flows. The guidance was effective for interim and annual periods beginning after December 15, 2016 and early adoption was permitted. The Company adopted this guidance prospectively, during the first quarter of fiscal year 2018. The adoption did not have a material impact on the Company’s combined financial statements.
Recently issued accounting pronouncements not yet adopted
In March 2020, the FASB issued optional guidance for a limited time to ease the potential burden in accounting for or recognizing the effects of reference rate reform, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”) on financial reporting. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are elective and are effective upon issuance for all entities through December 31, 2022. The Company is currently evaluating the impact of the new guidance.
In December 2019, the FASB issued new guidance that simplifies the accounting for income taxes. The guidance is effective for annual reporting periods beginning after December 15, 2020, and interim periods within those reporting periods. Certain amendments should be applied prospectively, while other amendments should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of the new guidance.
In August 2018, the FASB issued new guidance to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The amendment requires the Company to disclose the weighted-average interest crediting rates used in cash balance pension plans. It also requires the Company to disclose the reasons for significant changes in the benefit obligation or plan assets including significant gains and losses affecting the benefit obligation for the period. This standard is effective for fiscal years ending after

December 15, 2020 and early adoption is permitted. The adoption is not expected to have a material impact on the Company’s combined financial statements.
In August 2018, the FASB issued guidance to improve the effectiveness of fair value measurement disclosures by removing or modifying certain disclosure requirements and adding other requirements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Certain amendments should be applied prospectively, while all other amendments should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of the new guidance.
In June 2016, the FASB issued a new credit loss standard that replaces the incurred loss impairment methodology in current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. It is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption for fiscal years beginning after December 15, 2018 is permitted. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. As a result of the Company’s assessment of its accounts receivable, the Company does not expect this guidance to have a material impact on the combined financial statements.
NOTE 3—ACQUISITIONS:
Convergys Acquisition
On October 5, 2018, SYNNEX acquired 100% of Convergys Corporation (“Convergys”), an Ohio Corporation, a customer experience outsourcing company, for a purchase price of $2,269,527, pursuant to a merger agreement dated June 28, 2018. The acquisition was related to the Concentrix business and added scale, diversified the revenue base, expanded the Company’s service delivery footprint and strengthened the Company’s leadership position as a top global provider of CX services.
The acquisition has been accounted for as a business combination. The purchase price was comprised of cash, Parent stock and Convergys stock awards assumed with an estimated fair value of $70,221 on the closing date. Of the equity awards assumed, $43,779 relating to the pre-combination service period was allocated to the purchase consideration, and the remainder of the estimated fair value and payments in excess of fair value are being expensed over the remaining service periods on a straight-line basis.
The purchase price for the acquisition was allocated to the net tangible and intangible assets based on their fair values at the acquisition date. The excess of the purchase price over the net tangible assets and intangible assets was recorded as goodwill and is attributed to the assembled workforce and the expected revenue and cost synergies due to the diversified revenue base and comprehensive service portfolio delivery capabilities resulting from the acquisition. Goodwill was not deductible for tax purposes. During fiscal year 2019, the Company recorded measurement period adjustments of $32,698 to goodwill. These adjustments comprised of an increase of $49,771 in tax liabilities and an increase of $17,073 to the fair value of other acquired net tangible assets, resulting in a final purchase price allocation as follows:

Purchase price allocation:	Fair value
Cash, cash equivalents and restricted cash	$169,988
Short-term investments	13,038
Accounts receivable, net (Gross accounts receivable: $558,888)	554,777
Other current assets	87,115
Property and equipment	232,528
Goodwill	1,394,127
Intangible assets	927,000
Deferred tax assets	31,547
Other assets	33,645
Borrowings, current	(321,865)
Accounts payable	(59,720)
Accrued compensation and benefits	(216,626)
Other accrued liabilities	(252,101)
Income taxes payable	(32,570)
Other long-term liabilities	(137,789)
Deferred tax liabilities	(153,567)
Purchase consideration	$2,269,527
The Company’s combined statement of operations for the year ended November 30, 2018 included approximately $439,400 of revenue from Convergys from the acquisition date. Earnings contributed by the acquired business are not separately identifiable due to the integration activities of the Company.
The following unaudited pro forma financial information combines the unaudited combined results of operations as if the acquisition of Convergys had occurred at the beginning of fiscal year 2017 and Convergys had been included in the Company’s combined results of operations for the year ended November 30, 2018. Pro forma adjustments include only the effects of events directly attributable to transactions that are factually supportable. The pro forma results contained in the table below include pro forma adjustments for amortization of acquired intangibles, interest expense incurred on borrowings to fund the acquisition, useful lives of property and equipment, removal of certain non-recurring transaction costs primarily comprising legal and banking fees of $74,298 in fiscal year 2018 and the related tax effects of the pro forma adjustments.
The unaudited pro forma financial information, as presented below, is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and any borrowings undertaken to finance the acquisition had taken place at the beginning of fiscal year 2017.

Year Ended November 30, 2018
Revenue	$4,695,634
Net income	65,177
Acquisition-related and integration expenses related to the Convergys acquisition were $27,982, $70,473 and $37,490 during the years ended November 30, 2020, 2019 and 2018, respectively. These costs included $17,670 of acquisition costs in fiscal year 2018. Substantially all of the acquisition-related and integration expenses are recorded in “Selling, general and administrative expenses” and are comprised of legal and professional services, restructuring charges, right-of-use asset impairment charges, severance and lease termination payments, accelerated depreciation, bridge financing commitment fees and other costs incurred to complete the acquisition and retention payments to integrate this business.

The following table presents the activity related to liability for restructuring charges related to the Convergys acquisition through November 30, 2020:

Restructuring costs	Severance and benefits	Facility and exit costs	Total
Accrued balance as of November 30, 2018	$11,138	$6,606	$17,744
Additional accrual during fiscal year 2019	6,678	12,334	19,012
Cash payments	(14,988)	(4,776)	(19,764)
Accrued balance as of November 30, 2019	$2,828	$14,164	$16,992
(Release of)/additional accrual during fiscal year 2020	(584)	12,155	11,571
Cash payments	(2,244)	(8,509)	(10,753)
Accrued balance as of November 30, 2020	$—	$17,810	$17,810
NOTE 4—SHARE-BASED COMPENSATION:
Prior to the spin-off, certain of the Company’s employees received share-based awards under a long-term incentive plan sponsored by SYNNEX. The Company recognized share-based compensation expense for all share-based awards made to Concentrix employees, including employee stock options, restricted stock awards, restricted stock units, performance-based restricted stock units and employee stock purchases, based on estimated fair values.
Under the SYNNEX stock incentive plan, qualified employees were eligible for the grant of incentive stock options to purchase shares of common stock. Qualified employees and consultants were eligible for the grant of non-qualified stock options, stock appreciation rights, restricted stock grants and restricted stock units. The outstanding stock options and restricted stock awards generally vest over a five-year period and the stock options have a contractual term of ten years. Certain restricted stock awards and units granted to employees of the CX business vest over a four-year period with 67% of the award scheduled to vest on the third anniversary of the grant date and the remaining 33% scheduled to vest on the fourth anniversary. The holders of restricted stock awards are entitled to the same voting, dividend and other rights as the SYNNEX common stockholders. Certain restricted stock units could vest subject to the achievement of individual, Concentrix or SYNNEX performance goals. The majority of the performance-based restricted stock units vest at the end of three-year requisite service periods, subject to the achievement of certain SYNNEX financial performance goals approved by the SYNNEX Compensation Committee.
Prior to spin-off, certain of the Company’s employees were eligible to participate in the SYNNEX employee stock purchase plan, which provided four offering periods of three months each in a calendar year. Eligible employees in the United States could choose to have a fixed percentage deducted from their bi-weekly compensation to purchase SYNNEX’ common stock at a discount of 5%. The maximum number of shares a participant could purchase was 0.625 during a single accumulation period, subject to a maximum purchase limit of $10 in a calendar year. Employees at associate vice president level and above were not eligible to participate in the plan.
The Company recorded share-based compensation expense in the combined statements of operations for fiscal years 2020, 2019 and 2018 as follows:

	Fiscal Years Ended November 30,
	2020	2019	2018
Total share-based compensation	$15,914	$10,554	$7,740
Tax benefit recorded in the provision for income taxes	(3,979)	(2,417)	(2,005)
Effect on net income	$11,935	$8,137	$5,735
Substantially all of the share-based compensation expense was recorded in “Selling, general and administrative expenses” in the combined statements of operations.

Valuation Assumptions
The Company estimates the fair value of share-based payment awards on the measurement date and recognizes as expense over the requisite service period in the Company’s combined financial statements.
The Company uses the Black-Scholes valuation model to estimate the fair value of stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using historical volatility of the Parent’s common stock.
The fair value of stock awards was determined based on the SYNNEX stock price at the date of grant. For grants that do not accrue dividends or dividend equivalents, the fair value was the SYNNEX stock price reduced by the present value of estimated dividends to be paid by SYNNEX over the vesting period. For performance-based restricted stock units, the grant-date fair value assumed that the targeted performance goals will be achieved. Over the performance period, the number of awards will be adjusted higher or lower based on the probability of achievement of performance goals.
The Company accounts for expense reductions that result from the forfeiture of unvested awards in the period that the forfeitures occur.
The following assumptions were used in the Black-Scholes valuation model in fiscal years 2019 and 2018:

	Fiscal Years Ended November 30,
	2019	2018
Stock option plan:
Expected life (years)	6.1	6.0
Risk free interest rate	1.59%	3.09%
Expected volatility of SYNNEX stock	33.69%	30.85%
SYNNEX dividend yield	1.36%	1.84%
The Company’s employees did not receive a grant of options in fiscal year 2020.
A summary of the activities under the Parent’s stock incentive plan is set forth below:
Employee Stock Options
The weighted-average grant-date fair values of the stock options granted during fiscal years 2019 and 2018 were $33.27 and $21.83, respectively. As of November 30, 2020, 122 options were outstanding with a weighted-average life of 7.15 years, a weighted-average exercise price of $92.68 per option and an aggregate pre-tax intrinsic value of $8,249. As of November 30, 2020, 65 options were vested and exercisable with a weighted-average life of 6.31 years, a weighted-average exercise price of $90.04 per share and an aggregate pre-tax intrinsic value of $4,575.

A summary of the changes in the employee stock options during fiscal years 2018, 2019 and 2020 is presented below:

	Options Outstanding
	Number of SYNNEX shares (in thousands)	Weighted- average exercise price per SYNNEX share
Balance as of November 30, 2017	46	$97.66
Options granted	46	76.01
Balance as of November 30, 2018	92	86.87
Options granted	30	110.44
Balance as of November 30, 2019	122	92.68
Options granted	—	—
Balance as of November 30, 2020	122	$92.68
SYNNEX settles employee stock option exercises with newly issued SYNNEX shares. The Company’s employees did not exercise any options during fiscal years 2018, 2019 or 2020.
As of November 30, 2020, the unamortized share-based compensation expense related to unvested stock options under the SYNNEX stock incentive plan was $1,560 which will be recognized over an estimated weighted-average amortization period of 3.15 years.
Restricted Stock Awards and Restricted Stock Units
A summary of the changes in the non-vested restricted stock awards and stock units during fiscal years 2018, 2019 and 2020 is presented below:

	Number of SYNNEX shares (in thousands)	Weighted-average, grant-date fair value per SYNNEX share
Non-vested as of November 30, 2017	239	$109.51
Awards granted	109	80.42
Units granted(1)	48	78.50
Awards and units vested	(55)	98.53
Awards and units cancelled/forfeited(2)	(18)	108.25
Non-vested as of November 30, 2018	324	97.53
Awards granted	205	110.39
Units granted(1)	181	97.33
Awards and units vested	(61)	94.36
Awards and units cancelled/forfeited(2)	(57)	96.78
Non-vested as of November 30, 2019	591	102.12
Awards granted	7	78.47
Units granted(1)	1	83.88
Awards and units vested	(110)	102.77
Awards and units cancelled/forfeited(2)/employees transferred to Parent	(31)	102.04
Non-vested as of November 30, 2020	458	$101.57
(1)For performance-based restricted stock units, the maximum number of shares that can be awarded upon full vesting of the grants is included.
(2)For performance-based restricted stock units, the difference between maximum awards and the actual number of shares issued upon full vesting is included.

As of November 30, 2020, there was $35,174 of total unamortized share-based compensation expense related to non-vested restricted stock awards and stock units granted under the SYNNEX stock incentive plan. That cost is expected to be recognized over an estimated weighted-average amortization period of 3.04 years.
Share-based compensation expense related to the SYNNEX employee stock purchase plan was immaterial during fiscal years 2020, 2019 and 2018.
In November 2020, in connection with the spin-off, SYNNEX, as sole stockholder of Concentrix, approved the Concentrix Corporation 2020 Stock Incentive Plan (the “Concentrix Stock Incentive Plan”) and the Concentrix Corporation 2020 Employee Stock Purchase Plan (the “Concentrix ESPP”), each to be effective upon completion of the spin-off. 4,000 shares of Concentrix common stock have been reserved for issuance under the Concentrix Stock Incentive Plan, and 1,000 shares of Concentrix common stock have been authorized for issuance under the Concentrix ESPP.
In connection with the completion of the spin-off and pursuant to the employee matters agreement with SYNNEX, each outstanding SYNNEX share-based award as of the distribution date was converted into either (a) SYNNEX and Concentrix share-based awards, each with the same number of shares as the original SYNNEX award, or (b) a share-based award of only SYNNEX common stock or only Concentrix common stock, with an adjustment to the number of shares to preserve the value of the award. As a result of the conversion of awards, on December 1, 2020, 827 restricted stock awards and restricted stock units and 684 stock options were issued under the Concentrix Incentive Plan. Following the conversion, it was determined that the share-based awards were modified in accordance with the applicable accounting guidance. As a result, the fair value of the share-based awards immediately before and after the modification was assessed in order to determine if the modification resulted in any incremental compensation cost related to the awards. Based on the analysis performed, including consideration of the anti-dilution feature contained in the SYNNEX stock incentive plan, it was determined that the conversion resulted in an immaterial amount of incremental compensation cost for the outstanding awards that will be expensed over the remaining service period after December 1, 2020.
On January 20, 2021, the Company granted 431 restricted stock awards and restricted stock units and 26 stock options under the Concentrix Incentive Plan, representing annual employee stock awards for fiscal year 2020 and pro-rated non-employee director stock awards for the 2020-2021 service year. The employee grants were delayed from October 2020 to January 2021 due to the pending spin-off.
NOTE 5—BALANCE SHEET COMPONENTS:
Cash, cash equivalents and restricted cash:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the combined balance sheets that sum to the total of the same amounts shown in the combined statements of cash flows:

	As of November 30,
	2020	2019
Cash and cash equivalents	$152,656	$79,656
Restricted cash included in other current assets	3,695	3,858
Cash, cash equivalents and restricted cash	$156,351	$83,514
Restricted cash balances relate primarily to restrictions placed by banks as collateral for the issuance of bank guarantees and the terms of a government grant.

Accounts receivable, net:

	As of November 30,
	2020	2019
Billed accounts receivable	$642,373	$536,450
Unbilled accounts receivable	445,655	400,687
Less: Allowance for doubtful accounts	(8,963)	(6,055)
Accounts receivable, net	$1,079,065	$931,082

Allowance for doubtful trade receivables:

Balance at November 30, 2017	$2,600
Additions	201
Write-offs and reclassifications	(1,802)
Balance at November 30, 2018	1,000
Additions	5,134
Write-offs and reclassifications	(79)
Balance at November 30, 2019	6,055
Additions	8,140
Write-offs and reclassifications	(5,232)
Balance at November 30, 2020	$8,963

Property and equipment, net:

	As of November 30,
	2020	2019
Land	$29,000	$28,873
Equipment, computers and software	476,243	379,091
Furniture and fixtures	90,944	83,247
Buildings, building improvements and leasehold improvements	336,194	280,379
Construction-in-progress	10,115	9,943
Total property and equipment, gross	$942,496	$781,533
Less: Accumulated depreciation	(490,847)	(370,068)
Property and equipment, net	$451,649	$411,465

Shown below are countries where 10% or more of the Company’s property and equipment, net are located:

	As of November 30,
	2020	2019
Property and equipment, net:
United States	$149,903	$162,955
Philippines	87,686	63,421
India	46,642	39,000
Others	167,418	146,089
Total	$451,649	$411,465

Accumulated other comprehensive income (loss):
The components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes, were as follows:

	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustment and other, net of taxes	Total
Balance, November 30, 2018	$(3,442)	$19,442	$(55,199)	$(39,199)
Other comprehensive income (loss) before reclassification	(28,289)	15,574	17,534	4,819
Reclassification of (gains) losses from other comprehensive income (loss)	1,791	(17,493)	—	(15,702)
Balance, November 30, 2019	$(29,940)	$17,523	$(37,665)	$(50,082)
Other comprehensive income (loss) before reclassification	(8,644)	34,508	43,196	69,060
Reclassification of (gains) losses from other comprehensive income (loss)	—	(22,792)	—	(22,792)
Balance, November 30, 2020	$(38,584)	$29,239	$5,531	$(3,814)
Refer to Note 7 for the location of gains and losses from cash flow hedges reclassified from other comprehensive income (loss) to the combined statements of operations. Reclassifications of amortization of actuarial (gains) losses of defined benefit plans is recorded in “Other income, net” in the combined statement of operations.
Foreign currency translation adjustment and other, net of taxes, is comprised of foreign currency translation adjustment and unrealized gains and losses on available-for-sale debt securities. Substantially, all of the balance at November 30, 2018, 2019 and 2020 represents foreign currency translation adjustment.
NOTE 6—GOODWILL AND INTANGIBLE ASSETS:

Goodwill

The Company tests goodwill for impairment annually as of the fourth quarter of its fiscal year and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Goodwill impairment testing is performed at the reporting unit level. Based on our current year assessment, we concluded that no impairment charges were necessary for our reporting unit. We have not recorded any impairment charges related to goodwill during the three-year period ended November 30, 2020.

Below is a progression of goodwill for fiscal years 2020 and 2019:

	Fiscal Year Ended November 30,
	2020	2019
Balance, beginning of year	$1,829,328	$1,775,541
Additions/adjustments from Convergys acquisition	—	32,698
Foreign exchange translation	6,722	21,089
Balance, end of year	$1,836,050	$1,829,328
Other Intangible Assets

The Company’s other intangible assets, primarily acquired through business combinations, are subject to amortization and are evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amounts. No impairment charges were recognized in any period presented. As of November 30, 2020 and 2019, the Company’s other intangible assets consisted of the following:

	As of November 30, 2020			As of November 30, 2019
	Gross amounts	Accumulated amortization	Net amounts	Gross amounts	Accumulated amortization	Net amounts
Customer relationships	$1,389,341	$(595,024)	$794,317	$1,368,966	$(441,866)	$927,100
Technology	14,830	(11,045)	3,785	14,720	(8,998)	5,722
Trade names	6,846	(5,989)	857	6,662	(5,361)	1,301
	$1,411,017	$(612,058)	$798,959	$1,390,348	$(456,225)	$934,123

Amortization expense for intangible assets was $147,283, $166,606, and $74,324 for the years ended November 30, 2020, 2019 and 2018, respectively, and the related estimated expense for the five subsequent fiscal years is as follows:

Fiscal years ending November 30,
2021	$136,936
2022	116,551
2023	102,222
2024	84,553
2025	74,520
Thereafter	284,177
Total	$798,959
The remaining weighted average amortization period for customer relationships and other intangible assets is approximately 12 years.

NOTE 7—DERIVATIVE INSTRUMENTS:
In the ordinary course of business, the Company is exposed to foreign currency risk and credit risk. The Company enters into transactions, and owns monetary assets and liabilities, that are denominated in currencies other than the legal entity’s functional currency. The Company may enter into forward contracts, option contracts, or other derivative instruments to offset a portion of the risk on expected future cash flows, earnings, net investments in certain non-U.S. legal entities and certain existing assets and liabilities. However, the Company may choose not to hedge certain exposures for a variety of reasons including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign currency exchange or interest rates. Generally, the Company does not use derivative instruments to cover equity risk and credit risk. The Company’s hedging program is not used for trading or speculative purposes.
All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded in the combined statements of operations, or as a component of AOCI in the combined balance sheets, as discussed below.
Cash Flow Hedges
To protect gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s legal entities with functional currencies that are not in U.S. dollars may hedge a portion of forecasted revenue or costs not denominated in the entities’ functional currencies. These instruments mature at various dates through November 2022. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of “Revenue” in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of costs are recognized as a component of “Cost of revenue” and/or “Selling, general and administrative expenses” in the same period as the related costs are recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions.
Non-Designated Derivatives
The Company uses short-term forward contracts to offset the foreign exchange risk of assets and liabilities denominated in currencies other than the functional currency of the respective entities. These contracts, which are not designated as hedging instruments, mature or settle within twelve months. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.
See Note 9—Borrowings, for the accounting for the embedded derivative in the 5.75% Junior Subordinated Convertible Debentures assumed by the CX business, as part of the Convergys acquisition.
Fair Values of Derivative Instruments in the Combined Balance Sheets
The fair values of the Company’s derivative instruments are disclosed in Note 8—Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item	November 30, 2020	November 30, 2019
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$1,153,352	$907,621
Other current assets	15,666	8,667
Other accrued liabilities	6,215	2,105
Derivative instruments designated as cash flow hedges:
Foreign exchange forward contracts (notional value)	$814,731	$563,654
Other current assets and other assets	38,212	14,523
Other accrued liabilities and other long-term liabilities	309	1,633
Volume of activity
The notional amounts of foreign exchange forward contracts represent the gross amounts of foreign currency, including, principally, the Philippine Peso, the Indian Rupee, the Euro, the British Pound, the Canadian Dollar, and the Japanese Yen that will be bought or sold at maturity. The notional amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. The Company’s exposure to credit loss and market risk will vary over time as currency rates change.

The Effect of Derivative Instruments on AOCI and the Combined Statements of Operations
The following table shows the gains and losses, before taxes, of the Company’s derivative instruments designated as cash flow hedges and not designated as hedging instruments in other comprehensive income (“OCI”), and the combined statements of operations for the periods presented:

		For the fiscal years ended November 30,
	Location of gain (loss) in income	2020	2019	2018
Revenue		$4,719,534	$4,707,912	$2,463,151
Cost of revenue		3,058,009	2,959,464	1,525,599
Selling, general and administrative expenses		(1,352,764)	(1,454,116)	(792,791)
Other income, net		7,447	2,280	4,386

Derivative instruments designated as cash flow hedges:
Gains (losses) recognized in OCI:
Foreign exchange forward contracts		$45,986	$20,772	$27,212

Gains (losses) reclassified from AOCI into income:
Foreign exchange forward contracts
(Gain) loss reclassified from AOCI into income	Revenue for services	$—	$127	$(237)
Gain (loss) reclassified from AOCI into income	Cost of revenue for services	21,532	16,454	1,036
Gain (loss) reclassified from AOCI into income	Selling, general and administrative expenses	8,841	6,767	449
Gain (loss) reclassified from AOCI into income	Other income, net	—	36	—
Total		$30,373	$23,384	$1,248

Derivative instruments not designated as hedging instruments:
Gain (loss) recognized from foreign exchange forward contracts, net(1)	Cost of revenue for services and Selling, general and administrative expenses	$—	$—	$3,378
Gain (loss) recognized from foreign exchange forward contracts, net(1)	Other income, net	32,150	20,833	6,415
Total		$32,150	$20,833	$9,793
(1)    The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net gains in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $32,142.

Offsetting of Derivatives
In the combined balance sheets, the Company does not offset derivative assets against liabilities in master netting arrangements.
Credit exposure for derivative financial instruments is limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the Company’s obligations to the counterparties. The Company manages the potential risk of credit losses through careful evaluation of counterparty credit standing and selection of counterparties from a limited group of financial institutions.
NOTE 8—FAIR VALUE MEASUREMENTS:
The Company’s fair value measurements are classified and disclosed in one of the following three categories:
Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of November 30, 2020				As of November 30, 2019
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$60,242	60,242	—	—	$26,041	26,041	—	—
Foreign government bond	$1,355	1,355	—	—	$1,228	1,228	—	—
Forward foreign currency exchange contracts	$53,878	—	53,878	—	$23,190	—	23,190	—
Liabilities:
Forward foreign currency exchange contracts	$6,524	—	6,524	—	$3,738	—	3,738	—
The Company’s cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Investment in foreign government bond classified as available-for-sale debt security is recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates. Fair values of long-term foreign currency exchange contracts are measured using valuations based upon quoted prices for similar assets and liabilities in active markets and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. The effect of nonperformance risk on the fair value of derivative instruments was not material as of November 30, 2020 and 2019.
The carrying values of term deposits with maturities less than one year, accounts receivable and accounts payable approximate fair value due to their short maturities and interest rates which are variable in nature. Long-term non-marketable equity securities consist primarily of investments in equity securities of private entities. The fair value of non-marketable equity investments is based on an internal valuation of the investees based on the best available information at the measurement date. It is not practicable to determine the fair value of the Company’s loans payable to and receivable from the Parent as these cash transfers are part of the centralized treasury program of SYNNEX as described in Note 1. The carrying values of the outstanding balance on the Term Loan under the Company’s Credit Facility and the outstanding balance on the Securitization Facility approximate their fair value since they bear interest rates that are similar to existing market rates.
During fiscal years 2020, 2019 and 2018, there were no transfers between the fair value measurement category levels.
NOTE 9—BORROWINGS:
Borrowings consist of the following:

	As of November 30,
	2020	2019
Loans payable to Parent	$—	$1,981,385
Credit Facility - current portion of Term Loan component	33,750	—
Borrowings, current	$33,750	$1,981,385

Credit Facility - Term Loan component	$866,250	$—
Securitization Facility	250,000	—
Long-term debt, before unamortized debt discount and issuance costs	1,116,250	—
Less: unamortized debt discount and issuance costs	(4,888)	—
Long-term debt, net	$1,111,362	$—
Credit Facility
On October 16, 2020, Concentrix entered into a new senior secured credit facility, which provides for the extension of revolving loans of up to $600,000 (the “Revolver”) and term loan borrowings of up to $900,000 (the “Term Loan” and, together with the Revolver, the “Credit Facility”). On November 30, 2020, in connection with the spin-off, the Company incurred $900,000 of initial Term Loan borrowings under the Credit Facility. Substantially all of the proceeds from such indebtedness, net of debt issuance costs, were transferred to SYNNEX on November 30, 2020 to eliminate debt owed by Concentrix to SYNNEX and in exchange for the contribution of certain Concentrix trademarks from SYNNEX to Concentrix.
The Credit Facility matures on November 30, 2025. The outstanding principal amount of the Term Loan is payable in quarterly installments of $11,250 commencing on May 31, 2021, with the unpaid balance due in full on the maturity date. Concentrix may prepay the loans under the Credit Facility at any time without penalty, other than breakage fees. Concentrix may request, subject to obtaining commitments from any participating lenders and certain other conditions, incremental commitments to increase the amount of the Revolver or Term Loan available under the Credit Facility in an aggregate principal amount equal to $450,000, plus an additional amount, so long as after giving effect to the incurrence of such additional amount, our pro forma first lien leverage ratio (as defined in the Credit Facility) would not exceed 3.00 to 1.00.
Obligations under the Credit Facility are secured by substantially all of the assets of Concentrix and certain of its U.S. subsidiaries and are guaranteed by certain of its U.S. subsidiaries.
Borrowings under the Revolver and the Term Loan bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the applicable LIBOR rate (but not less than 0.25%), plus an applicable margin, which ranges from 1.25% to 2.25%, based on Concentrix’ consolidated leverage ratio. Borrowings under the Credit Facility that are not LIBOR rate loans bear interest at a per annum rate equal to (i) the greatest of (a) the Federal Funds Rate in effect on such day plus 1/2 of 1.0%, (b) the rate of interest last publicly announced by Bank of America as its “prime rate” and (c) the LIBOR rate plus 1.0%, plus (ii) an applicable margin, which ranges from 0.25% to 1.25%, based on Concentrix’ consolidated leverage ratio. Commitments under the Revolver are subject to a commitment fee on the unused portion of the Revolver, which fee ranges from 25 to 45 basis points, based on Concentrix’ consolidated leverage ratio.
The Credit Facility contains various loan covenants that restrict the ability of Concentrix and its subsidiaries to take certain actions, including, incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, entering into certain transactions with affiliates or changing the nature of their business. In addition, the Credit Facility contains financial covenants that require Concentrix to maintain at the end of each fiscal quarter commencing with the quarter ending February 28, 2021, (i) a consolidated leverage ratio (as defined in the Credit Facility) not to exceed 3.75 to 1.0 and (ii) a consolidated interest coverage ratio (as defined in the Credit Facility) equal to or greater than 3.00 to 1.0. The Credit Facility also contains various customary events of default, including payment defaults, defaults under certain other indebtedness, and a change of control of Concentrix.
At November 30, 2020, no amount was outstanding under the Revolver.
Securitization Facility
On October 30, 2020, Concentrix entered into a new $350,000 accounts receivable securitization facility (the “Securitization Facility”) pursuant to certain agreements, including a Receivables Financing Agreement and a Receivables Purchase Agreement. On November 30, 2020, in connection with the spin-off, the Company incurred $250,000 of borrowings under the Securitization Facility. Substantially all of the proceeds from such indebtedness were transferred to SYNNEX on November 30, 2020 to eliminate debt owed by Concentrix to SYNNEX and in exchange for the contribution of certain Concentrix trademarks from SYNNEX to Concentrix.
Under the Securitization Facility, Concentrix and certain of its subsidiaries sell or otherwise transfer all of their accounts receivable to a special purpose bankruptcy-remote subsidiary of Concentrix (the “Borrower”) that grants a security interest in the receivables to the lenders in exchange for available borrowings of up to $350,000. The amount received under the Securitization Facility is recorded as debt on the Company’s combined balance sheet. Borrowing availability under the Securitization Facility may be limited by our accounts receivables balances, changes in the credit ratings of the clients comprising the receivables, client concentration levels in the receivables, and certain characteristics of the accounts receivable being transferred (including factors tracking performance of the accounts receivable over time). The Securitization Facility has an initial termination date of October 28, 2022.
Borrowings under the Securitization Facility bear interest with respect to loans that are funded through the issuance of commercial paper at the applicable commercial paper rate plus a spread of 1.05% and, otherwise, at a per annum rate equal to the applicable LIBOR rate plus a spread of 1.15%. Concentrix is also obligated to pay a monthly undrawn fee that ranges from 30 to 37.5 basis points based on the portion of the Securitization Facility that is undrawn.
The Securitization Facility contains various affirmative and negative covenants, including a consolidated leverage ratio covenant that is consistent with the Credit Facility and customary events of default, including payment defaults, defaults under certain other indebtedness, a change in control of Concentrix, and certain events negatively affecting the overall credit quality of the transferred accounts receivable.
The Borrower’s sole business consists of the purchase or acceptance through capital contributions of the receivables and related security from Concentrix and its subsidiaries and the subsequent retransfer of or granting of a security interest in such receivables and related security to the administrative agent under the Securitization Facility for the benefit of the lenders. The Borrower is a separate legal entity with its own separate creditors who will be entitled, upon its liquidation, to be satisfied out of the Borrower’s assets prior to any assets or value in the Borrower becoming available to the Borrower’s equity holders, and the assets of the Borrower are not available to pay creditors of Concentrix and its subsidiaries.

Covenant compliance
As of November 30, 2020, Concentrix was in compliance with all covenants for the above arrangements.
Future principal payments
As of November 30, 2020, future principal payments under the above loans for fiscal years are as follows:

Amount
Fiscal Years Ended November 30,
2021	$33,750
2022	295,000
2023	45,000
2024	45,000
2025	731,250
Total	$1,150,000
SYNNEX Debt Agreements
Through November 30, 2020, certain Concentrix legal entities in the United States jointly and severally guaranteed SYNNEX’ obligations under SYNNEX’ senior secured credit agreement (the “SYNNEX Credit Agreement”) and SYNNEX’ secured term loan credit agreement (the “SYNNEX Term Loan Credit Agreement”) and substantially all of the assets of these legal entities secured SYNNEX’ obligations under the SYNNEX Credit Agreement and the SYNNEX Term Loan Credit Agreement. In connection with the spin-off, the Concentrix legal entities were released as guarantors and the Concentrix legal entities’ assets were released as collateral from the SYNNEX Credit Agreement and the SYNNEX Term Loan Credit Agreement, and thereafter serve as security for the Credit Facility or, in the case of receivables and related assets generated by the Company and certain of its subsidiaries in the United States, as security for the Securitization Facility.
Convertible Debentures and other borrowings related to the Convergys acquisition
In connection with the Convergys acquisition, the CX business became the obligor under Convergys’ $124,963 aggregate principal amount of 5.75% Junior Subordinated Convertible Debentures due September 2029. The CX business determined that the embedded conversion feature included in the Convertible Debentures required liability treatment because a portion was convertible into a fixed dollar amount based on a variable conversion rate, and was recorded at fair value in other accrued liabilities in the combined balance sheets. The CX business was entitled to redeem the Convertible Debentures on or after September 15, 2019. At the date of acquisition, the Convertible Debentures were convertible at the option of the holders on or after September 15, 2028 and prior to that date only under certain circumstances, including a stock sales price condition at an implied conversion ratio of approximately 90.7697 per one thousand dollars in principal amount of debentures, and the occurrence of a fundamental change, such as the acquisition. As a result, holders of the convertible debentures were permitted, for a specified period after the Convergys acquisition, to convert their convertible debentures at a temporarily increased conversion rate determined in accordance with the indenture. Upon conversion, the aggregate principal amount of the Convertible Debentures had to be settled in cash and the remainder, if any, of the conversion obligation in excess of the aggregate principal amount, could be settled in cash, or in the same combination of cash and common stock of the Parent that was received by the Convergys shareholders as consideration for their shares in the acquisition. As the Convertible Debentures were convertible into common shares of SYNNEX due to the sales price condition being met prior to the acquisition, the Convertible Debentures and the conversion spread liability were classified as current borrowings and other accrued liabilities, respectively, in the combined balance sheets. Through November 30, 2018,

$55,681 of the principal amount of Convertible Debentures had been settled for $118,425 in cash under the fundamental change provision. During fiscal year ended November 30, 2019, the remaining $69,282 of the principal amount was settled in cash for $148,047.
In connection with the Convergys acquisition, the Parent caused certain revolving debt facilities of Convergys to be repaid. These facilities were terminated on the acquisition date and the outstanding amount of $195,421 was repaid with funds from the initial draw of the SYNNEX Term Loan Credit Agreement.
Interest expense and finance charges
The total interest expense and finance charges for external borrowings of Concentrix was not material for fiscal years 2020, 2019 and 2018.
NOTE 10—REVENUE:
Disaggregated revenue
In the following tables, the Company’s revenue is disaggregated by primary industry verticals and geographic location:

	Fiscal Years Ended November 30,
	2020	2019	2018
Industry vertical:
Technology and consumer electronics	$1,422,817	$1,283,084	$880,958
Communications and media	954,234	1,142,242	345,455
Retail, travel and ecommerce	796,324	763,265	376,622
Banking, financial services and insurance	712,469	676,246	350,322
Healthcare	392,686	369,187	184,376
Other	441,004	473,888	325,418
Total	$4,719,534	$4,707,912	$2,463,151
The Company attributes revenues from external customers to the country of domicile of the Concentrix legal entity that is party to the customer contract. Shown below are the countries that accounted for 10% or more of the Company’s revenue for the periods presented:

	Fiscal Years Ended November 30,
	2020	2019	2018
Revenue by geography:
United States	$1,017,384	$1,135,710	$764,733
Philippines	868,009	809,252	262,986
Great Britain	402,543	448,061	254,650
India	351,001	330,980	229,824
Others	2,080,597	1,983,909	950,958
Total	$4,719,534	$4,707,912	$2,463,151
Deferred revenue contract liabilities and deferred costs to obtain or fulfill a contract are not material.

NOTE 11—RELATED PARTY TRANSACTIONS:
The Company provides certain services related to its core business to SYNNEX which are reported as Revenue from customer experience services to Parent in the combined statements of operations. The cost associated with such services is reported as cost of revenue related to services to Parent in the combined statements of operations. The Company purchases certain products from SYNNEX and records compensation expense for share-based awards granted by SYNNEX to Concentrix employees. Prior to November 30, 2020, the Company received allocations of corporate expenses by way of a monthly management fee and received financing for acquisition and operations under the terms of intra-SYNNEX group borrowing arrangements.
The following table presents the Company’s transactions with SYNNEX for the periods indicated:

	Fiscal Years Ended November 30,
	2020	2019	2018
Revenue from customer experience services to Parent	$20,855	$20,585	$18,284
Purchases from Parent and its non-Concentrix subsidiaries	—	4	85
Interest expense on borrowings from Parent	50,615	95,395	39,652
Interest income on borrowings made to Parent	2,065	2,066	846
Corporate allocations	1,574	1,574	1,574
Share-based compensation	15,914	10,554	7,740
The majority of the loans payable to and receivable from Parent as reported on the combined balance sheets were lines of credits that were subject to auto-renewal after expiration of the original terms. The interest rates on these loans ranged from approximately 1% to 9% for fiscal years 2020, 2019 and 2018. In fiscal year 2018, the Company and SYNNEX amended the interest rate on one of the loans from LIBOR + 2.75% to the lowest of the applicable federal rates (“AFR”) in effect for the current month and the preceding two months as published by the Internal Revenue Service (“IRS”). The AFR is the safe harbor interest rate that the IRS deems would not result in additional taxable event for loans between related parties.
As of November 30, 2020 and 2019, the receivable from and payable to Parent and its non-Concentrix subsidiaries included on the combined balance sheets are primarily trade in nature.
Prior to the spin-off, SYNNEX had issued guarantees to certain of the Company’s clients to guarantee the performance obligations of the Company’s legal entities. These SYNNEX guarantees were released or replaced by Concentrix guarantees on or prior to the spin-off.
As disclosed in Note 9, certain Concentrix legal entities in the United States jointly and severally guaranteed certain of SYNNEX’ borrowing arrangements and substantially all of the assets of these Concentrix legal entities secured SYNNEX’ obligations under the borrowing arrangements. In connection with the spin-off, the Concentrix legal entities were released as guarantors and the Concentrix legal entities’ assets were released as collateral under the SYNNEX borrowing arrangements.
Prior to the spin-off, Concentrix’ U.S. subsidiaries were part of SYNNEX’ U.S. consolidated group for U.S. tax purposes and were in a tax-sharing arrangement with SYNNEX.
In connection with the spin-off, Concentrix entered into new third-party debt as described in Note 9. Substantially all of the proceeds from such indebtedness were transferred to SYNNEX on November 30, 2020. Outside of certain trade receivables from Parent and payables to Parent that remained on our balance sheet as of November 30, 2020, after the application of the proceeds from the indebtedness paid to SYNNEX, the remaining outstanding balance on the loans payable to Parent and a portion of the net trade payable to Parent was settled for $594,320 and treated as a capital contribution from SYNNEX to Concentrix in our statement of parent equity.

In connection with the spin-off, on November 30, 2020, the Company entered into a separation and distribution agreement, an employee matters agreement, a tax matters agreement and a commercial agreement with SYNNEX to set forth the principal actions to be taken in connection with the spin-off and define the Company’s ongoing relationship with SYNNEX after the spin-off.
NOTE 12—PENSION AND EMPLOYEE BENEFITS PLANS:
The Company has 401(k) plans in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in these plans on the first day of the month after their employment date. The Company may make discretionary contributions under the plans. Employees in most of the Company’s non-U.S. legal entities are covered by government mandated defined contribution plans. During fiscal years 2020, 2019 and 2018, the Company contributed $64,286, $43,963 and $35,594, respectively, to defined contribution plans.
Defined Benefit Plans
The Company has defined benefit pension or retirement plans for eligible employees in certain non-U.S. legal entities. Benefits under these plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plans. In addition, as part of the Convergys acquisition, the Company acquired a frozen defined benefit pension plan, which includes both a qualified and non-qualified portion, for all eligible employees in the U.S. (“the cash balance plan”) and unfunded defined benefit plans for certain eligible employees in the Philippines, Malaysia and France. The pension benefit formula for the cash balance plan is determined by a combination of compensation, age-based credits and annual guaranteed interest credits. The qualified portion of the cash balance plan has been funded through contributions made to a trust fund. The plan assumptions are evaluated annually and are updated as deemed necessary. Net benefit costs related to defined benefit plans were $13,602, $9,731 and $3,415, during fiscal years 2020, 2019 and 2018, respectively.
The Company’s measurement date for all defined benefit plans and other postretirement benefits is November 30 and the plan assumptions are evaluated annually and are updated as deemed necessary.

Components of pension cost for the Company’s defined benefit plans are as follows:

	Fiscal Years Ended November 30,
	2020	2019	2018
Service cost	$7,498	$5,797	$2,122
Interest cost on projected benefit obligation	8,385	10,266	723
Expected return on plan assets	(6,403)	(9,091)	(164)
Amortization and deferrals, net	2,851	822	687
Settlement charge	1,271	1,937	47
Total pension cost	$13,602	$9,731	$3,415

 The status of employee benefit plans is summarized below:

	Year Ended November 30,
	2020	2019
Change in Benefit Obligation:
Benefit obligation at beginning of year	$261,028	$239,744
Service cost	7,498	5,797
Interest cost	8,385	10,266
Actuarial loss	23,776	33,696
Benefits paid	(12,906)	(15,982)
Settlements	(7,579)	(13,140)
Foreign currency adjustments	1,755	647
Projected obligation at end of year	$281,957	$261,028

Change in Plan Assets:
Fair value of plan assets at beginning of year	$145,645	$159,184
Actual return on assets	13,718	5,358
Settlements	(7,579)	(13,140)
Employer contributions	3,152	1,872
Benefits paid	(7,149)	(7,436)
Foreign currency adjustments	(229)	(193)
Fair value of plan assets at end of year	$147,558	$145,645

Funded Status of Plans:
Unfunded status	$134,399	$115,383
Amounts recognized in the combined balance sheet and recorded within other accrued liabilities and other long-term liabilities as of November 30, 2020 and 2019 consist of the following:

	As of November 30,
	2020	2019
Current liability	$10,451	$9,189
Non-current liability	123,948	106,194
Total	$134,399	$115,383
The following weighted-average rates were used in determining the benefit obligations at November 30, 2020 and 2019:

	2020	2019
Discount rate	0.3% - 4.7%	0.6% - 7.6%
Expected return on plan assets	1.8% - 7.5%	6.2% - 7.5%
Expected rate of future compensation growth	1.8% - 8.5%	1.8% - 10.0%

The following weighted-average rates were used in determining the pension costs at November 30, 2020 and 2019:

	2020	2019
Discount rate	0.6% - 6.0%	0.6% - 7.4%
Expected return on plan assets	4.5% - 7.5%	4.5% - 7.5%
Expected rate of future compensation growth	1.8% - 8.5%	1.8% - 10.0%
For the cash balance plan, the discount rate reflects the rate at which benefits could effectively be settled and is based on current investment yields of high-quality corporate bonds. The Company uses an actuarially-developed yield curve approach to match the timing of cash flows of expected future benefit payments by applying specific spot rates along the yield curve to determine the assumed discount rate.
The range of discount rates utilized in determining the pension cost and projected benefit obligation of the Company’s defined benefit plans reflects a lower prevalent rate applicable to the frozen cash balance plan for eligible employees in U.S. and a higher applicable rate for the unfunded defined benefit plan for certain eligible employees in the Philippines, France and Malaysia. The plans outside the U.S. represented approximately 24% and 22%, respectively, of the Company’s total projected benefit obligation for all plans as of November 30, 2020 and 2019.
Plan Assets
As of November 30, 2020 and 2019, plan assets for the cash balance plan consisted of common/collective trusts (of which approximately 61% are invested in equity backed funds and approximately 37% are invested in funds in fixed income instruments) and a private equity fund. The Company’s targeted allocation was 60% equity and 40% fixed income. The investment objectives for the plan assets are to generate returns that will enable the plan to meet its future obligations. The Company’s expected long-term rate of return was determined based on the asset mix of the plan, projected returns, past performance and other factors. The following table sets forth by level within the fair value hierarchy, total plan assets at fair value as of November 30, 2020 and 2019, including the cash balance plan and other funded benefit plans:

Investments	As of November 30, 2020	As of Quoted Prices in Active Markets for Identical Assets (Level 1)	As of Significant Other Observable Inputs (Level 2)	As of Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$3,404	$3,404	$—	$—
Common/collective trusts:
Fixed Income	50,986	—	50,986	—
U.S. large cap	43,020	—	43,020	—
U.S. small cap	9,662	—	9,662	—
International equity	31,892	—	31,892	—
Governmental bonds	3,094	—	3,094	—
Corporate bonds	5,232	—	5,232	—
Investment funds	—	—	—	—
Limited partnership	268	—	—	268
Total investments	$147,558	$3,404	$143,886	$268

Investments	As of November 30, 2019	As of Quoted Prices in Active Markets for Identical Assets (Level 1)	As of Significant Other Observable Inputs (Level 2)	As of Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$3,460	$3,460	$—	$—
Common/collective trusts:
Fixed Income	58,670	—	58,670	—
U.S. large cap	48,293	—	48,293	—
U.S. small cap	9,025	—	9,025	—
International equity	23,441	—	23,441	—
Governmental bonds	—	—	—	—
Corporate bonds	—	—	—	—
Investment funds	2,335	—	2,335	—
Limited partnership	421	—	—	421
Total investments	$145,645	$3,460	$141,764	$421
The Company’s cash balance plan holds level 2 investments in common/collective trust funds that are public investment vehicles valued using a net asset value (NAV) provided by the manager of each fund. The NAV is based on the underlying net assets owned by the fund, divided by the number of shares outstanding. The NAV’s unit price is quoted on a private market that may not be active. However, the NAV is based on the fair value of the underlying securities within the fund, which are traded on an active market, and valued at the closing price reported on the active market on which those individual securities are traded. The significant investment strategies of the funds are as described in the financial statements provided by each fund. There are no restrictions on redemptions from these funds. Level 3 investments are equity based funds that primarily invest in domestic early stage capital funds.
Benefit Payments
The following table details expected benefit payments for the assumed cash balance plan and other benefit plans:

Fiscal Years Ending November 30,
2021	$28,081
2022	26,031
2023	24,897
2024	23,705
2025	23,354
Thereafter (2025-2029)	97,028
Total	$223,096
No plan assets are expected to be returned to the Company during 2021. The Company expects to make approximately $13,293 in contributions during fiscal year 2021. The Company also expects approximately $4,620 of actuarial loss included in AOCI will be recognized during fiscal year 2021.
NOTE 13—LEASES:
The Company leases certain of its facilities and equipment under operating lease agreements, which expire in various periods through 2034. The Company’s finance leases are not material.

The following table presents the various components of lease costs.

For the year ended November 30, 2020
Operating lease cost	$202,852
Short-term lease cost	9,917
Variable lease cost	41,060
Sublease income	(1,668)
Total operating lease cost	$252,161
The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five years and thereafter as of November 30, 2020:

Fiscal Years Ended November 30,
2021	$198,678
2022	159,769
2023	115,713
2024	81,615
2025	49,108
Thereafter	28,944
Total payments	633,827
Less: imputed interest*	(97,131)
Total present value of lease payments	$536,696

*Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.
Rent expense for the years ended November 30, 2019 and 2018 amounted to $216,730 and $100,769, respectively. Sublease income was immaterial for the years ended November 30, 2019 and 2018.
The following amounts were recorded in the combined balance sheet as of November 30, 2020:

Operating leases	Balance sheet location	November 30, 2020
Operating lease ROU assets	Other assets, net	$506,368
Current operating lease liabilities	Other accrued liabilities	163,052
Non-current operating lease liabilities	Other long-term liabilities	373,644

The Company decided to cease-use, sublease or abandon leases prior to the end of their lease terms at certain of its sites and recorded impairment losses during the year ended November 30, 2020 related to the exit of leased facilities. These losses are recorded as a component of selling, general and administrative expenses. As the fair value of the ROU assets was less than the carrying value, the Company recognized an impairment of ROU assets of approximately $9.3 million, reducing the carrying value of the ROU assets to its estimated fair value. The fair value of the ROU assets where the Company intends to sublease was estimated using level 3 inputs such as market comparables to estimate future cash flows expected from sublease income over the remaining lease terms.

The following table presents supplemental cash flow information related to the Company’s operating leases. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

Cash flow information	November 30, 2020
Cash paid for amounts included in the measurement of lease liabilities	$206,585
Non-cash ROU assets obtained in exchange for lease liabilities (subsequent to initial adoption)	147,292
The weighted-average remaining lease term and discount rate as of November 30, 2020 were as follows:

Operating lease term and discount rate	November 30, 2020
Weighted-average remaining lease term (years)	3.97
Weighted-average discount rate	6.97%
NOTE 14—INCOME TAXES:
The sources of income before the provision for income taxes are as follows:

	Fiscal Years Ended November 30,
	2020	2019	2018
United States	$(64,491)	$(121,886)	$(80,649)
Foreign	332,386	326,302	191,557
	$267,895	$204,416	$110,908
Provision for income taxes consists of the following:

	Fiscal Years Ended November 30,
	2020	2019	2018
Current tax provision (benefit):
Federal	$22,336	$34,076	$19,305
State	10	(6,260)	(294)
Foreign	100,588	75,717	55,003
	$122,934	$103,533	$74,014
Deferred tax provision (benefit):
Federal	49	(19,139)	(1,593)
State	(336)	362	(2,344)
Foreign	(19,563)	2,496	(7,440)
	$(19,850)	$(16,281)	$(11,377)
Total tax provision	$103,084	$87,252	$62,637
On December 22, 2017, Public Law 115-97, informally referred to as the Tax Cuts and Jobs Act (the “TCJA”) was enacted into law. The TCJA provided for significant changes to the U.S. Internal Revenue Code of 1986, as amended, that impacted corporate taxation requirements. The TCJA significantly revised the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time tax on foreign unremitted earnings and setting limitations on deductibility of certain costs (e.g., interest expense), among other things. During fiscal year 2018, the Company accounted for the impact of the TCJA resulting in additional income tax expense of $22,626. The significant components of this expense were (i) the one-time deemed repatriation tax on unremitted non-U.S. earnings and profits that were previously tax deferred and other tax impacts of the TCJA, which resulted in an increase in income tax expense, net of deductions and credits, of $30,484 and (ii) the remeasurement of net deferred tax liabilities at the lower enacted U.S. federal corporate tax rate, which resulted in a decrease of $7,858 in income tax expense.
Provision for income taxes for fiscal years 2020 and 2019 was increased by an adjustment of $26,823 ($17,203 current tax expense plus $9,600 deferred tax expense) and $23,807 ($33,407 current tax expense offset by $9,600 deferred tax benefit), respectively, to reflect the hypothetical tax impact if Concentrix was not part of SYNNEX’ U.S. consolidated group and thereby suffered a much higher U.S. foreign tax credit limitation. The offset to the hypothetical tax expense is reflected in the parent company investment, a component of equity on the combined balance sheet. The hypothetical tax expense was applied only to the Company’s provision for income taxes in fiscal years 2020 and 2019 because it relates to changes to tax law under the TCJA that were not applicable to the Company’s provision for income taxes in fiscal year 2018.
The following presents the breakdown of net deferred tax liabilities after netting by taxing jurisdiction:

	As of November 30,
	2020	2019
Deferred tax assets	$47,423	$64,879
Deferred tax liabilities	(153,560)	(188,572)
Total net deferred tax liabilities	$(106,137)	$(123,693)
Net deferred tax liabilities consist of the following:

	As of November 30,
	2020	2019
Assets:
Net operating losses	$75,799	$67,059
Accruals and other reserves	43,973	42,799
Depreciation and amortization	7,762	16,712
U.S. interest limitation carry forward	—	9,620
Share-based compensation expense	3,964	7,793
Deferred revenue	2,421	3,922
Tax credits	1,817	3,058
Foreign tax credit	5,829	296
Operating lease liability	104,429	—
Other	8,271	10,256
Gross deferred tax assets	$254,265	$161,515
Valuation allowance	(45,026)	(44,892)
Total deferred tax assets	$209,239	$116,623
Liabilities:
Intangible assets	$(183,970)	$(211,490)
Unremitted non-US earnings	(28,882)	(27,771)
Lease right-of-use assets	(99,604)	—
Other	(2,920)	(1,055)
Total deferred tax liabilities	$(315,376)	$(240,316)
Net deferred tax liabilities	$(106,137)	$(123,693)
The valuation allowance relates primarily to certain state and foreign net operating loss carry forward, foreign deferred items and state credits. The Company’s assessment is that it is not more likely than not that these deferred tax assets will be realized.

A reconciliation of the statutory United States federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Years Ended November 30,
	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	22.2%
State taxes, net of federal income tax benefit	(0.2)%	(2.2)%	(2.6)%
International rate difference	1.3%	(1.9)%	(0.3)%
Withholding taxes	0.8%	1.2%	2.8%
Uncertain tax benefits	0.9%	5.0%	5.6%
Changes in valuation allowance	0.5%	2.7%	(1.7)%
Contingent debentures	—%	(0.2)%	1.9%
Adjustments related to the TCJA	3.3%	8.4%	24.1%
Hypothetical current tax expense recorded for separate return basis presentation	10.0%	11.6%	—
Other	0.9%	(2.9)%	4.5%
Effective income tax rate	38.5%	42.7%	56.5%
The Company’s United States business has sufficient cash flow and liquidity to fund its operating requirements and the Company expects and intends that profits earned outside the United States will be fully utilized and reinvested outside of the United States with the exception of earnings of certain previously acquired non-U.S. entities. The Company recorded deferred tax liabilities related to non-U.S. withholding taxes related to the earnings likely to be repatriated in the future.
As of November 30, 2020, the Company had approximately $1,021,872 of undistributed earnings of its non-U.S. subsidiaries for which it has not provided for non-U.S. withholding taxes and state taxes because such earnings are intended to be reinvested indefinitely in international operations. It is not practicable to determine the amount of applicable taxes that would be due if such earnings were distributed. Accordingly, the Company has not provisioned U.S. state taxes and non-U.S. withholding taxes on non-U.S. legal entities for which the earnings are permanently reinvested.
As of November 30, 2020, the Company had net operating loss carry forwards of approximately $41,744 and $36,590 for federal and state purposes, respectively. The federal net operating loss carry forward and the state net operating loss carry forward will both start expiring in fiscal year ending November 30, 2021, if not used. The Company also had approximately $159,148 of foreign net operating loss carry forward that will also start expiring in fiscal year ending November 30, 2021 if not used. In addition, the Company has approximately $7,646 of various federal and state income tax credit carry forwards that if not used, will begin expiring in fiscal year ending November 30, 2021. Utilization of the acquired loss carry forwards may be limited pursuant to Section 382 of the Internal Revenue Code of 1986.
The Company enjoys tax holidays in certain jurisdictions, primarily China, Costa Rica, Nicaragua and the Philippines. The tax holidays provide for lower or zero rates of taxation and require various thresholds of investment and business activities in those jurisdictions. Certain tax holidays begin to expire in fiscal year 2021. The estimated tax benefits from the above tax holidays for fiscal years 2020, 2019, and 2018 were approximately $12,850, $8,247, and $3,999, respectively.

The aggregate changes in the balances of gross unrecognized tax benefits, excluding accrued interest and penalties, during fiscal years 2020, 2019, and 2018 were as follows:

Balance as of November 30, 2017	$19,176
Additions based on tax positions related to the current year	6,046
Reductions for tax positions of prior years	14,704
Lapse of statute of limitations	(1,251)
Changes due to translation of foreign currencies	—
Balance as of November 30, 2018	38,675
Additions based on tax positions related to the current year	10,753
Additions for tax positions of prior years and acquisition	5,166
Reductions for tax positions of prior years	(968)
Lapse of statute of limitations	(4,698)
Changes due to translation of foreign currencies	—
Balance as of November 30, 2019	48,928
Additions based on tax positions related to the current year	5,081
Additions for tax positions of prior years and acquisition	4,108
Reductions for tax positions of prior years	—
Settlements	(144)
Lapse of statute of limitations	(10,061)
Changes due to translation of foreign currencies	1
Balance as of November 30, 2020	$47,913
The Company conducts business globally and files income tax returns in various U.S. and non-U.S. jurisdictions. The Company is subject to continuous examination and audits by various tax authorities. Significant audits are underway in the Unites States and India. The Company is not aware of any material exposures arising from these tax audits or in other jurisdictions not already provided for.
Although timing of the resolution of audits and/or appeals is highly uncertain, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits as of November 30, 2020 could decrease between $13,000 and $27,000 in the next twelve months. The Company is no longer subject to U.S. federal income tax audit for returns covering years through fiscal year 2016. The Company is no longer subject to non-U.S. or U.S. state income tax audits for returns covering years through fiscal year 2011 and fiscal year 2013, respectively.
The liability for unrecognized tax benefits was $62,315 and $61,739 at November 30, 2020 and November 30, 2019, respectively, and is included in other long-term liabilities in the accompanying combined balance sheets. As of November 30, 2020 and 2019, $54,910 and $54,463 of the total unrecognized tax benefits, net of federal benefit, would affect the effective tax rate, if realized. The Company’s policy is to include interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes. As of November 30, 2020 and 2019, the Company had accrued $14,402 and $12,852, respectively, in income taxes payable related to accrued interest and penalties.
Under the tax matters agreement with SYNNEX, the Company generally has liability and is required to indemnify SYNNEX for (1) any taxes incurred in the ordinary course of the Company’s business by the Company or its subsidiaries and (2) a portion of the taxes for tax periods that ended on or prior to the distribution related to transactions between Concentrix and SYNNEX or their respective subsidiaries, or other transactions in which both Concentrix and SYNNEX or their respective subsidiaries received a financial benefit.

NOTE 15—COMMITMENTS AND CONTINGENCIES:
From time to time, the Company receives notices from third parties, including clients and suppliers, seeking indemnification, payment of money or other actions in connection with claims made against them. Also, from time to time, the Company has been involved in various bankruptcy preference actions where the Company was a supplier to the companies now in bankruptcy. In addition, the Company is subject to various other claims, both asserted and unasserted, that arise in the ordinary course of business. The Company evaluates these claims and records the related liabilities when probable and estimable. It is possible that the ultimate liabilities could differ from the amounts recorded.
Under the separation and distribution agreement with SYNNEX, the Company agreed to indemnify SYNNEX, each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities allocated to Concentrix under the agreement, which are generally those liabilities that relate to the CX business and the Company’s business activities, whether incurred prior to or after the spin-off.
Under the tax matters agreement with SYNNEX, if the spin-off fails to qualify for tax-free treatment, the Company is generally required to indemnify SYNNEX for any taxes resulting from the spin-off (and related costs and other damages) to the extent such amounts result from (1) an acquisition of all or a portion of the Company’s equity securities or assets by any means, (2) any action or failure to act by the Company after the distribution affecting the voting rights of the Company’s stock, (3) other actions or failures to act by the Company, or (4) certain breaches of the Company’s agreements and representations in the tax matters agreement.
The Company’s indemnification obligations to SYNNEX and its subsidiaries, officers, directors and employees are not limited by any maximum amount.
The Company does not believe that the above commitments and contingencies will have a material adverse effect on the Company’s results of operations, financial position or cash flows.
NOTE 16—EARNINGS PER SHARE:

Basic earnings per share is generally computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is generally computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. There were no Concentrix Corporation equity awards outstanding prior to the spin-off, thus the computation of basic and diluted earnings per common share (EPS) for all periods disclosed was calculated using the shares issued in connection with the spin-off of 51.6 million shares.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	November 30,
	2020	2019	2018
Numerator:
Net income	$164,811	117,164	48,271

Denominator:
Weighted average common shares (basic and diluted)	51,602	51,602	51,602

Net income per common share:
Basic and diluted earnings per share	$3.19	$2.27	$0.94

NOTE 17—UNAUDITED QUARTERLY FINANCIAL INFORMATION:

The following is a summary of the combined results of operations for each of the quarters in the fiscal years ended November 30, 2020 and 2019:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Revenue	$1,188,619	$1,066,363	$1,163,694	$1,300,858
Gross profit	445,190	345,170	412,533	458,632
Net income	52,317	2,470	45,397	64,627
Earnings per share - basic and diluted	$1.01	$0.05	$0.88	$1.25

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Revenue	$1,173,271	$1,160,877	$1,160,928	$1,212,836
Gross profit	433,309	430,527	426,181	458,431
Net income	33,724	21,239	30,331	31,870
Earnings per share - basic and diluted	$0.65	$0.41	$0.59	$0.62
Basic and diluted earnings per common share (EPS) for all periods disclosed was calculated using the shares issued in connection with the spin-off of 51.6 million shares. The sum of EPS for each of the four quarters may not equal EPS for the fiscal year.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROL AND PROCEDURES
Evaluation of disclosure controls and procedures
Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act required by Exchange Act) Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by Concentrix in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Report of management on internal control over financial reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information required by this Item 10 is incorporated by reference to the material under the headings “Board of Directors,” “Board Committees,” and “Proposals Requiring Your Vote—Proposal No. 1: Election of Directors” in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which we will file with the SEC not later than March 30, 2021.
Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is being made, it can be found under the caption “Delinquent Section 16(a) Reports” in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which we will file with the SEC not later than March 30, 2021, and is incorporated herein by reference.
Our Code of Ethical Business Conduct, with which our directors, officers and employees must comply, establishes legal and ethical standards for conducting our business, including in accordance with applicable Nasdaq listing standards and SEC regulations. Our Code of Ethical Business Conduct is available free of charge on the “Governance Documents” page of the Investor Relations section of our website at www.concentrix.com, and a copy may also be obtained, upon request, from our Corporate Secretary at 44111 Nobel Drive, Fremont, California, 94538. Future waivers from, or amendments to, our Code of Ethical Business Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions will be timely posted on the webpage referenced in this paragraph.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference to the material under the headings “Board Committees—Compensation Committee,” “Director Compensation,” “Compensation Discussion and Analysis,” “2020 Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal 2020,” “Outstanding Equity Awards at 2020 Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal 2020,” “Pension Benefits,” “Potential Payments upon Termination or in Connection with a Change of Control,” and “CEO Pay Ratio” in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which we will file with the SEC not later than March 30, 2021.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated by reference to the material under the headings “Beneficial Ownership of Securities” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which we will file with the SEC not later than March 30, 2021.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference to the material under the headings “Corporate Governance—Related Party Transactions” and “Board of Directors—Director Independence” in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which we will file with the SEC not later than March 30, 2021.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated by reference to the material under the heading “Proposals Requiring Your Vote—Proposal No. 2: Ratification of Appointment of Independent Registered Public

Accounting Firm” in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which we will file with the SEC not later than March 30, 2021.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The combined financial statements of the Company filed as part of this Annual Report on Form 10-K are included in Item 8. Financial Statements and Supplementary Data.
(a)(2) Financial Statement Schedules
Schedules Omitted
Schedules other than Schedule II are omitted because they are not required or applicable under instructions contained in Regulation S-X or because the information called for is shown in the combined financial statements.
CONCENTRIX
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended November 30, 2020, 2019 and 2018
(in thousands)
(Amounts may not add due to rounding)

		Additions/Deductions
	Balances at Beginning of Fiscal Year	Charged to Revenue and Expense, net	Additions from Acquisitions	Reclassifications and Write-offs	Balances at End of Fiscal Year
Fiscal Year Ended November 30, 2020
Allowance for deferred tax assets	$44,892	$6,037	$—	$(5,903)	$45,026
Fiscal Year Ended November 30, 2019
Allowance for deferred tax assets	$56,033	$5,589	$—	$(16,730)	$44,892
Fiscal Year Ended November 30, 2018
Allowance for deferred tax assets	$12,091	$(1,854)	$45,796	$—	$56,033

(a)(3) Exhibits

Exhibit No.	Exhibit Description
2.1
Separation and Distribution Agreement, dated as of November 30, 2020, by and between the Company and SYNNEX Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 2, 2020).*

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 2, 2020).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 2, 2020).

10.1
Tax Matters Agreement, dated as of November 30, 2020, by and between the Company and SYNNEX Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2020).

10.2
Employee Matters Agreement, dated as of November 30, 2020, by and between the Company and SYNNEX Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 2, 2020).

10.3
SYNNEX-Concentrix Commercial Agreement, dated as of December 1, 2020, by and between Concentrix Solutions Corporation and SYNNEX Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 2, 2020).

10.4
Credit Agreement, dated as of October 16, 2020, by and among the Company, the subsidiaries of the Company named therein, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by refence to Exhibit 10.6 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on October 30, 2020).

10.5
Receivables Financing Agreement, dated as of October 30, 2020, by and among Concentrix Receivables, Inc., as borrower, the Company, as initial servicer, the lenders party thereto, and PNC Bank, National Association, as administrative agent (incorporated by refence to Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on October 30, 2020).

10.6
Receivables Purchase Agreement, dated as of October 30, 2020, by and among Concentrix Receivables, Inc., the Company, as servicer, and the subsidiaries of the Company named therein, as originators (incorporated by refence to Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on October 30, 2020).

10.7
Offer Letter, dated as of November 24, 2020, by and between the Company and Christopher Caldwell (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 25, 2020).†

10.8	Concentrix Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 2, 2020).†

10.9
Form of Restricted Stock Award Agreement under the Concentrix Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2021).†

10.10	Form of Restricted Stock Award Agreement under the Concentrix Corporation 2020 Stock Incentive Plan (Non-Employee Directors).†

10.11	Form of Restricted Stock Unit Award Agreement under the Concentrix Corporation 2020 Stock Incentive Plan.†

10.12
Form of Stock Option Award Agreement under the Concentrix Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 22, 2021).†

10.13	Concentrix Corporation 2020 Employee Stock Purchase Plan.†

10.14	Concentrix Corporation Change of Control Severance Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 2, 2020).†

10.15
Form of Indemnification Agreement between the Company and individual directors and officers (incorporated by refence to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form 10 filed by Concentrix Corporation on October 13, 2020 (File No. 001-39494)).†

10.16	Service Agreement, effective as of January 7, 2019, by and between Concentrix CVG CMG UK Limited and Cormac Twomey.†

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG LLP.

24.1	Power of Attorney (included on signature page of this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Concentrix Corporation hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.
†    Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 16, 2021

CONCENTRIX CORPORATION

By:	/s/ Christopher Caldwell
Christopher Caldwell
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher Caldwell and Andre Valentine, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher Caldwell	President and Chief Executive Officer (Principal Executive Officer) and Director	February 16, 2021
Christopher Caldwell

/s/ Andre Valentine	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 16, 2021
Andre Valentine

/s/ Teh-Chien Chou	Director	February 16, 2021
Teh-Chien Chou

/s/ LaVerne Council	Director	February 16, 2021
LaVerne Council

/s/ Jennifer Deason	Director	February 16, 2021
Jennifer Deason

/s/ Kathryn Hayley	Director	February 16, 2021
Kathryn Hayley

/s/ Kathryn Marinello	Director	February 16, 2021
Kathryn Marinello

/s/ Dennis Polk	Director	February 16, 2021
Dennis Polk

/s/ Ann Vezina	Director	February 16, 2021
Ann Vezina