Form 10-Q
period 2021-02-28
Concentrix Corp
filed 2021-04-09
CIK 1803599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File Number: 001-39494

CONCENTRIX CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	27-1605762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

44111 Nobel Drive, Fremont, California	94538
(Address of Principal Executive Offices)	(Zip Code)
(800) 747-0583
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CNXC	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

Class	Outstanding as of March 31, 2021
Common Stock, $0.0001 par value	52,052,880

Concentrix Corporation
Form 10-Q
Index

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONCENTRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)

	February 28, 2021	November 30, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$117,576	$152,656
Accounts receivable, net	1,129,008	1,081,481
Other current assets	160,720	189,239
Total current assets	1,407,304	1,423,376
Property and equipment, net	445,286	451,649
Goodwill	1,837,921	1,836,050
Intangible assets, net	769,149	798,959
Deferred tax assets	49,480	47,423
Other assets	611,709	620,099
Total assets	$5,120,849	$5,177,556

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$101,215	$140,575
Current portion of long-term debt	—	33,750
Payable to former parent	—	22,825
Accrued compensation and benefits	365,272	419,715
Other accrued liabilities	373,180	371,072
Income taxes payable	37,909	20,725
Total current liabilities	877,576	1,008,662
Long-term debt, net	1,113,218	1,111,362
Other long-term liabilities	598,314	601,887
Deferred tax liabilities	142,463	153,560
Total liabilities	2,731,571	2,875,471

Stockholders' equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized as of February 28, 2021; no shares issued and outstanding as of February 28, 2021	—	—
Common stock, $0.0001 par value, 250,000 shares authorized as of February 28, 2021; 51,214 shares issued and outstanding as of February 28, 2021	5	—
Additional paid-in capital	2,314,996	—
Treasury stock, 4 shares as of February 28, 2021	(409)
Retained earnings	88,811	—
Former parent company investment	—	2,305,899
Accumulated other comprehensive loss	(14,125)	(3,814)
Total stockholders' equity	2,389,278	2,302,085
Total liabilities and stockholders' equity	$5,120,849	$5,177,556
(Amounts may not add due to rounding)
The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	February 28, 2021	February 29, 2020
Revenue	$1,353,278	$1,188,619
Cost of revenue	867,228	743,429
Gross profit	486,050	445,190
Selling, general and administrative expenses	(351,161)	(356,979)
Operating income	134,889	88,211
Interest expense and finance charges, net	(7,703)	(17,585)
Other (expense) income, net	(3,803)	3,235
Income before income taxes	123,383	73,861
Provision for income taxes	(34,572)	(21,544)
Net income	$88,811	$52,317
Earnings per common share:
Basic	$1.72	$1.01
Diluted	$1.69	$1.01
Weighted-average common shares outstanding
Basic	51,155	51,602
Diluted	51,805	51,602

(Amounts may not add due to rounding)
The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended
	February 28, 2021	February 29, 2020
Net income	$88,811	$52,317
Other comprehensive (loss) income:
Unrealized (loss) gain of defined benefit plans, net of taxes of $98 and $0 for the three months ended February 28, 2021 and February 29, 2020, respectively	(376)	18
Unrealized loss on cash flow hedges during the period, net of taxes of $2,255 and $587 for the three months ended February 28, 2021 and February 29, 2020, respectively	(7,070)	(1,763)
Reclassification of net loss on cash flow hedges to net income, net of taxes of $3,022 and $1,654 for the three months ended February 28, 2021 and February 29, 2020, respectively	(9,171)	(4,972)
Total change in unrealized losses on cash flow hedges, net of taxes	(16,241)	(6,735)
Foreign currency translation gain (loss), net of taxes of $0 for the three months ended February 28, 2021 and February 29, 2020	6,306	(12,263)
Other comprehensive loss	(10,311)	(18,980)
Comprehensive income	$78,500	$33,337

(Amounts may not add due to rounding)
The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(currency in thousands)
(unaudited)

	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Former parent company investment	Accumulated other comprehensive loss	Total
Balances, November 30, 2019	$—	$—	$—	$—	$1,519,923	$(50,082)	$1,469,841
Share-based compensation	—	—	—	—	4,191	—	4,191
Other comprehensive loss	—	—	—	—	—	(18,980)	(18,980)
Hypothetical current tax expense recorded for separate return basis presentation	—	—	—	—	1,753	—	1,753
Net income	—	—	—	—	52,317	—	52,317
Balances, February 29, 2020	$—	$—	$—	$—	$1,578,184	$(69,062)	$1,509,122

Balances, November 30, 2020	$—	$—	$—	$—	$2,305,899	$(3,814)	$2,302,085
Other comprehensive loss	—	—	—	—	—	(10,311)	(10,311)
Reclassification of net former parent investment in Concentrix	—	2,305,899	—	—	(2,305,899)	—	—
Issuance of common stock at separation and spin-off	5	(5)	—	—	—	—	—
Share-based compensation activity	—	9,102	—	—	—	—	9,102
Repurchase of common stock for tax withholdings on equity awards	—	—	(409)	—	—	—	(409)
Net income	—	—	—	88,811	—	—	88,811
Balances, February 28, 2021	$5	$2,314,996	$(409)	$88,811	$—	$(14,125)	$2,389,278

(Amounts may not add due to rounding)
The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Three Months Ended
	February 28, 2021	February 29, 2020
Cash flows from operating activities:
Net income	$88,811	$52,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,999	31,816
Amortization	34,601	36,978
Non-cash share-based compensation expense	6,811	4,191
Provision for doubtful accounts	(2,554)	1,501
Deferred income taxes	(8,276)	(7,036)
Hypothetical current tax expense recorded for separate return basis presentation	—	1,753
Unrealized foreign exchange gains	6,305	(3,180)
Other	133	786
Changes in operating assets and liabilities:
Accounts receivable, net	(48,099)	(44,747)
Payable to former parent	(22,825)	306
Accounts payable	(27,766)	4,629
Other operating assets and liabilities	(27,256)	(24,428)
Net cash provided by operating activities	35,884	54,886
Cash flows from investing activities:
Repayments of loan to non-Concentrix subsidiary of former parent as part of its centralized treasury operations	—	9,219
Purchases of property and equipment	(41,950)	(43,888)
Net cash used in investing activities	(41,950)	(34,669)
Cash flows from financing activities:
Repayments of the Credit Facility - Term Loan	(50,000)	—
Proceeds from the Securitization Facility	399,500	—
Repayments of the Securitization Facility	(382,000)	—
Repayments of borrowings from former parent	—	(17,238)
Proceeds from exercise of stock options	2,291	—
Repurchase of common stock for tax withholdings on equity awards	(409)	—
Net cash used in financing activities	(30,618)	(17,238)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(471)	346
Net (decrease) increase in cash, cash equivalents and restricted cash	(37,155)	3,325
Cash, cash equivalents and restricted cash at beginning of year	156,351	83,514
Cash, cash equivalents and restricted cash at end of period	$119,196	$86,839

Supplemental disclosure of non-cash investing activities:
Accrued costs for property and equipment purchases	$6,768	$5,929
(Amounts may not add due to rounding)
The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(currency and share amounts in thousands, except per share amounts)

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION:
Background
Concentrix Corporation (“Concentrix,” the “CX business” or the “Company”) is a leading global provider of technology-infused Customer Experience (“CX”) solutions that help iconic and disruptive brands drive deep understanding, full lifecycle engagement, and differentiated experiences for their end-customers around the world. The Company provides end-to-end capabilities, including CX process optimization, technology innovation, front- and back-office automation analytics and business transformation services to clients in five primary industry verticals.
On December 1, 2020, the separation of the CX business (the “separation”) from SYNNEX Corporation (“SYNNEX” or the “former parent”) was completed through a tax-free distribution of all of the issued and outstanding shares of the Company’s common stock to SYNNEX stockholders (the “distribution” and, together with the separation, the “spin-off”). SYNNEX stockholders received one share of the Company’s common stock for each share of SYNNEX common stock held as of the close of business on November 17, 2020. As a result of the spin-off, the Company became an independent public company and the Company’s common stock commenced trading on the Nasdaq Stock Market (“Nasdaq”) under the symbol “CNXC” on December 1, 2020.

In connection with the spin-off, on November 30, 2020, the Company entered into a separation and distribution agreement, an employee matters agreement, a tax matters agreement and a commercial agreement with SYNNEX to set forth the principal actions to be taken in connection with the spin-off and define the Company’s ongoing relationship with SYNNEX after the spin-off.
Basis of presentation
The accompanying interim unaudited consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2020 have been derived from the Company’s annual audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These interim consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020.

Prior to the spin-off on December 1, 2020

Prior to the spin-off, the CX business was held entirely within certain wholly-owned subsidiaries of SYNNEX dedicated to the CX business. As the separate legal entities that made up the CX business were not historically held by a single legal entity, the financial statements of the Company were prepared in connection with the expected separation and were derived from the SYNNEX consolidated financial statements and accounting records as if the Company had been operated on a stand-alone basis during the periods presented. Accordingly, for periods prior to December 1, 2020, the Company’s financial statements are presented on a combined basis and for the periods subsequent to December 1, 2020, they are presented on a consolidated basis (all periods hereinafter are referred to as “consolidated financial statements”). All direct revenue and expenses attributable to the CX business, including certain allocations of former parent costs and expenses, were separately maintained in a separate ledger in the legal entities that made up the CX business. As the separate legal entities that made up the CX business were not historically held by a single legal entity, former parent company investment was shown in lieu of stockholders’ equity in the prior period. All significant intercompany balances and transactions between the legal entities that comprised the CX business were eliminated.
Management of the Company and the former parent considered allocations of former parent costs to be a reasonable reflection of the utilization of services by, or the benefits provided to, the Company. The allocations may not, however, have reflected the expense the Company would have incurred as a stand-alone company for those periods presented. Actual costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and other strategic decisions.
Prior to the spin-off, certain Concentrix legal entities in the United States jointly and severally guaranteed certain of SYNNEX’ borrowing arrangements and substantially all of the assets of these Concentrix legal entities secured SYNNEX' obligations under the borrowing arrangements. Historically, Concentrix received or provided funding for acquisitions or ongoing operations as part of SYNNEX’ centralized treasury program. Accordingly, only cash amounts specifically recorded in the separate Concentrix ledger were reflected in the balance sheets. The Company reflected transfers of the cash from the former parent’s cash management system as loans or other accounts payable to the former parent or a reduction of accounts or loans receivable in the balance sheets based on the purpose for which the cash was provided by the former parent. Similarly, cash transfers to the former parent were reflected as reductions of loans or other accounts payable to the former parent or as loans receivable from the former parent. The cash payments and receipts were recorded in the statements of cash flows as operating or financing activities based on the nature of the transactions for which the funds were transferred between the Company and the former parent.
Prior to the spin-off, operations of Concentrix were included in the consolidated U.S. federal, and certain state and local income tax returns filed by SYNNEX, where applicable. Concentrix also filed certain separate state, local and foreign tax returns. Income tax expense and other income tax related information contained in the financial statements prior to the spin-off were presented on a separate return basis, which required the Company to estimate tax expense as if the Company filed a separate return apart from SYNNEX. The income taxes of Concentrix as presented in the financial statements for these periods may not be indicative of the income taxes that Concentrix has incurred or will incur following the spin-off.
Reclassifications

Certain amounts in the consolidated financial statements related to prior period have been reclassified to conform to the current period's presentation.

Risks and uncertainties related to the COVID-19 pandemic

In December 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”). In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and labor force participation, and created significant volatility and disruption of financial markets. The Company successfully transitioned a significant portion of its workforce to a remote working environment throughout the second quarter of 2020 and implemented a number of safety and social distancing measures in our sites to protect the health and safety of employees. During the first quarter of 2021, almost all of the Company's workforce was productive. The Company incurred incremental costs of approximately $10 million associated with COVID-19 during the first quarter of 2021.

The Company is unable to predict how long the pandemic conditions will persist in the regions in which the Company operates, what additional measures may be introduced by governments or the Company’s clients and the effect of any such additional measures on the Company’s business. As a result, many of the estimates and assumptions used in preparation of these consolidated financial statements required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve with respect to the pandemic, the Company’s estimates may materially change in future periods.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
For a discussion of the Company’s significant accounting policies, refer to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2020. Accounting pronouncements adopted during the three months ended February 28, 2021 are discussed below.
Concentration of credit risk
For the three months ended February 28, 2021, one client accounted for 11.9% of the Company’s consolidated revenue. For the three months ended February 29, 2020, no client accounted for more than 10% of the Company's consolidated revenue.
As of February 28, 2021 and November 30, 2020, one client comprised 13.9% and 16.2%, respectively, of the Company's total accounts receivable balance.
Recently adopted accounting pronouncements
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued a new credit loss standard that replaces the current incurred loss impairment model with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. This standard became effective for the Company's fiscal year beginning December 1, 2020. The adoption did not have a material impact on the consolidated financial statements.
Recently issued accounting pronouncements
In March 2020, the FASB issued optional guidance for a limited time to ease the potential burden in accounting for or recognizing the effects of reference rate reform, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”) on financial reporting. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are elective and are effective upon issuance for all entities through December 31, 2022. The Company is currently evaluating the impact of the new guidance.
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
In August 2018, the FASB issued new guidance to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The amendment requires the Company to disclose the weighted-average interest crediting rates used in cash balance pension plans. It also requires the Company to disclose the reasons for significant changes in the benefit obligation or plan assets including significant gains and losses affecting the benefit obligation for the period. This standard is effective for fiscal years ending after December 15, 2020, and early adoption is permitted. The adoption is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 3—ACQUISITIONS:
Convergys Acquisition
On October 5, 2018, SYNNEX acquired 100% of Convergys Corporation (“Convergys”), an Ohio corporation, for a purchase price of $2,269,527, pursuant to a merger agreement dated June 28, 2018. The acquisition of this customer experience outsourcing company was related to the CX business and added scale, diversified the revenue base, expanded the Company's service delivery footprint and strengthened the Company’s leadership position as a top global provider of CX services.
Acquisition-related and integration expenses related to the Convergys acquisition were $15,352 during the three months ended February 29, 2020. The following table presents the activity related to liability for restructuring charges related to the Convergys acquisition through February 28, 2021 and February 29, 2020:

Restructuring costs	Severance and benefits	Facility and exit costs	Total
Accrued balance as of November 30, 2019	$2,828	$14,164	$16,992
Additional (release of) accrual during the period	436	(11,734)	(11,298)
Cash payments	(1,511)	(1,309)	(2,820)
Accrued balance as of February 29, 2020	$1,753	$1,121	$2,874

Accrued balance as of November 30, 2020	$—	$17,810	$17,810
Cash payments	—	(2,004)	(2,004)
Accrued balance as of February 28, 2021	$—	$15,806	$15,806

NOTE 4—SHARE-BASED COMPENSATION:
In November 2020, in connection with the spin-off, SYNNEX, as sole stockholder of Concentrix, approved the Concentrix Corporation 2020 Stock Incentive Plan (the “Concentrix Stock Incentive Plan”) and the Concentrix Corporation 2020 Employee Stock Purchase Plan (the “Concentrix ESPP”), each to be effective upon completion of the spin-off. 4,000 shares of Concentrix common stock were reserved for issuance under the Concentrix Stock Incentive Plan, and 1,000 shares of Concentrix common stock were authorized for issuance under the Concentrix ESPP.

Prior to the spin-off, certain of the Company’s employees participated in a long-term incentive plan sponsored by SYNNEX. In connection with the completion of the spin-off and pursuant to the employee matters agreement with SYNNEX, each outstanding SYNNEX share-based award as of the distribution date was converted into either (a) SYNNEX and Concentrix share-based awards, each with the same number of shares as the original SYNNEX award, or (b) a share-based award of only SYNNEX common stock or only Concentrix common stock, with an adjustment to the number of shares to preserve the value of the award. As a result of the conversion of awards, on December 1, 2020, 827 restricted stock awards and restricted stock units and 684 stock options were issued under the Concentrix Stock Incentive Plan. Following the conversion, it was determined that the share-based awards were modified in accordance with the applicable accounting guidance. As a result, the fair values of the share-based awards immediately before and after the modification were assessed in order to determine if the modification resulted in any incremental compensation cost related to the awards. Based on the analysis performed, including consideration of the anti-dilution feature contained in the SYNNEX stock incentive plan, it was determined that the conversion resulted in an immaterial amount of incremental compensation cost for the outstanding awards.

On January 20, 2021, the Company granted 431 restricted stock awards and restricted stock units and 26 stock options under the Concentrix Stock Incentive Plan, representing annual employee stock awards for fiscal year 2020 and pro-rated non-employee director stock awards for the 2020-2021 service year. The employee grants were delayed from October 2020 to January 2021 due to the previously pending spin-off.
The Company recognizes share-based compensation expense for all share-based awards made to employees, including employee stock options, restricted stock awards, restricted stock units, performance-based restricted stock units and employee stock purchases, based on estimated fair values.
The Company recorded share-based compensation expense in the consolidated statements of operations for the three months ended February 28, 2021 and February 29, 2020 as follows:

	Three Months Ended
	February 28, 2021	February 29, 2020
Total share-based compensation	$7,118	$4,262
Tax benefit recorded in the provision for income taxes	(1,780)	(1,066)
Effect on net income	$5,338	$3,196
Substantially all of the share-based compensation expense was recorded in “Selling, general and administrative expenses” in the consolidated statements of operations.
NOTE 5—BALANCE SHEET COMPONENTS:
Cash, cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	As of
	February 28, 2021	November 30, 2020
Cash and cash equivalents	$117,576	$152,656
Restricted cash included in other current assets	1,620	3,695
Cash, cash equivalents and restricted cash	$119,196	$156,351
Restricted cash balances relate primarily to restrictions placed by banks on cash collateral for the issuance of bank guarantees and the terms of a government grant.
Accounts receivable, net:
Accounts receivable, net is comprised of the following:

	As of
	February 28, 2021	November 30, 2020
Billed accounts receivable	$695,824	$644,789
Unbilled accounts receivable	439,423	445,655
Less: Allowance for doubtful accounts	(6,239)	(8,963)
Accounts receivable, net	$1,129,008	$1,081,481

Allowance for doubtful trade receivables:
Presented below is a progression of the allowance for doubtful trade receivables:

Balances at November 30, 2019	$6,055
Net additions	1,501
Write-offs and reclassifications	(603)
Balances at February 29, 2020	$6,953

Balances at November 30, 2020	$8,963
Net reductions	(2,554)
Write-offs and reclassifications	(170)
Balances at February 28, 2021	$6,239
Property and equipment, net:
The following tables summarize the carrying amounts and related accumulated depreciation for property and equipment as of February 28, 2021 and November 30, 2020:

	As of
	February 28, 2021	November 30, 2020
Land	$28,705	$29,000
Equipment, computers and software	493,725	476,243
Furniture and fixtures	91,484	90,944
Buildings, building improvements and leasehold improvements	350,071	336,194
Construction-in-progress	4,408	10,115
Total property and equipment, gross	$968,393	$942,496
Less: Accumulated depreciation	(523,107)	(490,847)
Property and equipment, net	$445,286	$451,649
Shown below are countries where 10% or more of the Company’s property and equipment, net are located:

	As of
	February 28, 2021	November 30, 2020
Property and equipment, net:
United States	$143,857	$149,903
Philippines	90,402	87,686
India	45,042	46,642
Others	165,985	167,418
Total	$445,286	$451,649
Goodwill:
The following table summarizes the changes in the Company’s goodwill for the period ended February 28, 2021:

Balance as of November 30, 2020	$1,836,050
Foreign exchange translation	1,871
Balance as of February 28, 2021	$1,837,921

Intangible assets, net:
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of February 28, 2021 and November 30, 2020:

	As of February 28, 2021			As of November 30, 2020
	Gross amounts	Accumulated amortization	Net amounts	Gross amounts	Accumulated amortization	Net amounts
Customer relationships	$1,399,728	$(634,652)	$765,076	$1,389,341	$(595,024)	$794,317
Technology	14,886	(11,578)	3,308	14,830	(11,045)	3,785
Trade names	6,974	(6,209)	765	6,846	(5,989)	857
	$1,421,588	$(652,439)	$769,149	$1,411,017	$(612,058)	$798,959
Estimated future amortization expense of the Company’s intangible assets is as follows:

Fiscal years ending November 30,
2021 (remaining 9 months)	$103,241
2022	117,329
2023	102,876
2024	85,061
2025	74,969
Thereafter	285,673
Total	$769,149
Accumulated other comprehensive income (loss):
The components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes, were as follows:

	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustments, net of taxes	Total
Balances at November 30, 2019	$(29,940)	$17,523	$(37,665)	$(50,082)
Other comprehensive income (loss) before reclassification	18	(1,763)	(12,263)	(14,008)
Reclassification of (gains) losses from other comprehensive income (loss)	—	(4,972)	—	(4,972)
Balances at February 29, 2020	$(29,922)	$10,788	$(49,928)	$(69,062)

Balances at November 30, 2020	$(38,584)	$29,239	$5,531	$(3,814)
Other comprehensive income (loss) before reclassification	(376)	(7,070)	6,306	(1,140)
Reclassification of (gains) losses from other comprehensive income (loss)	—	(9,171)	—	(9,171)
Balances at February 28, 2021	$(38,960)	$12,998	$11,837	$(14,125)
Refer to Note 6 for the location of gains and losses on cash flow hedges reclassified from other comprehensive income (loss) to the consolidated statements of operations. Reclassifications of amortization of actuarial (gains) losses of defined benefits plans is recorded in “Other income (expense), net” in the consolidated statement of operations.

NOTE 6—DERIVATIVE INSTRUMENTS:
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
All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded in the consolidated statements of operations, or as a component of AOCI in the consolidated balance sheets, as discussed below.
Cash Flow Hedges
To protect gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s legal entities with functional currencies that are not U.S. dollars may hedge a portion of forecasted revenue or costs not denominated in the entities’ functional currencies. These instruments mature at various dates through February 2023. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of “Revenue” in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of costs are recognized as a component of “Cost of revenue” or “Selling, general and administrative expenses” in the same period as the related costs are recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions.
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
Fair Values of Derivative Instruments in the Consolidated Balance Sheets
The fair values of the Company’s derivative instruments are disclosed in Note 7 and summarized in the table below:

	As of
Balance Sheet Line Item	February 28, 2021	November 30, 2020
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$1,300,604	$1,153,352
Other current assets	5,726	15,666
Other accrued liabilities	14,493	6,215
Derivative instruments designated as cash flow hedges:
Foreign exchange forward contracts (notional value)	$790,537	$814,731
Other current assets and other assets	20,797	38,212
Other accrued liabilities and other long-term liabilities	3,561	309
Volume of activity
The notional amounts of foreign exchange forward contracts represent the gross amounts of foreign currency, including, principally, the Philippine Peso, the Indian Rupee, the Euro, the British Pound, the Canadian Dollar and the Japanese Yen, that will be bought or sold at maturity. The notional amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. The Company’s exposure to credit loss and market risk will vary over time as currency rates change.
The Effect of Derivative Instruments on AOCI and the Consolidated Statements of Operations
The following table shows the gains and losses, before taxes, of the Company's derivative instruments designated as cash flow hedges and not designated as hedging instruments in other comprehensive income (“OCI”), and the consolidated statements of operations for the periods presented:

	Locations of gain (loss) in income	For the three months ended
		February 28, 2021	February 29, 2020
Derivative instruments designated as cash flow hedges
Losses recognized in OCI:
Foreign exchange forward contracts		$(9,325)	$(2,350)

Gains reclassified from AOCI into income:
Foreign exchange forward contracts
Gain reclassified from AOCI into income	Cost of revenue for services	$8,835	$4,606
Gain reclassified from AOCI into income	Selling, general and administrative expenses	3,358	2,019
Total		$12,193	$6,625

Derivative instruments not designated as hedging instruments:
Loss recognized from foreign exchange forward contracts, net(1)		$(2,767)	$(224)
(1)    The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.

There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net gains in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $17,768.
Offsetting of Derivatives
In the consolidated balance sheets, the Company does not offset derivative assets against liabilities in master netting arrangements.
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
NOTE 7—FAIR VALUE MEASUREMENTS:
The Company’s fair value measurements are classified and disclosed in one of the following three categories:
Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of February 28, 2021				As of November 30, 2020
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$58,650	58,650	—	—	$60,242	60,242	—	—
Foreign government bond	$1,577	1,577	—	—	$1,355	1,355	—	—
Forward foreign currency exchange contracts	$26,523	—	26,523	—	$53,878	—	53,878	—
Liabilities:
Forward foreign currency exchange contracts	$18,055	—	18,055	—	$6,524	—	6,524	—
The Company’s cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Investment in foreign government bond classified as available-for-sale debt security is recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of long-term foreign currency exchange contracts are measured using valuations based upon quoted prices for similar assets and liabilities in active markets and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. The effect of nonperformance risk on the fair value of derivative instruments was not material as of February 28, 2021 and November 30, 2020.

The carrying values of term deposits with maturities less than one year, accounts receivable and accounts payable approximate fair value due to their short maturities and interest rates that are variable in nature. The carrying values of the outstanding balance on the Term Loan under the Company’s Credit Facility and the outstanding balance on the Securitization Facility approximate their fair value since they bear interest rates that are similar to existing market rates.
During the three months ended February 28, 2021 and February 29, 2020, there were no transfers between the fair value measurement category levels.
NOTE 8—BORROWINGS:
Borrowings consist of the following:

	As of
	February 28, 2021	November 30, 2020
Credit Facility - current portion of Term Loan component	$—	$33,750
Borrowings, current	$—	$33,750

Credit Facility - Term Loan component	$850,000	$866,250
Securitization Facility	267,500	250,000
Long-term debt, before unamortized debt discount and issuance costs	1,117,500	1,116,250
Less: unamortized debt discount and issuance costs	(4,282)	(4,888)
Long-term debt, net	$1,113,218	$1,111,362

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
The Credit Facility matures on November 30, 2025. The outstanding principal amount of the Term Loan is payable in quarterly installments of $11,250 commencing on May 31, 2021, with the unpaid balance due in full on the maturity date. Concentrix may prepay the loans under the Credit Facility at any time without penalty, other than breakage fees. During the three months ended February 28, 2021, the Company made $50,000 of early principal payments on the Term Loan. The Company made additional early principal payments of $50,000 on March 31, 2021.
Concentrix may request, subject to obtaining commitments from any participating lenders and certain other conditions, incremental commitments to increase the amount of the Revolver or the Term Loan available under the Credit Facility in an aggregate principal amount equal to $450,000, plus an additional amount, so long as after giving effect to the incurrence of such additional amount, the Company's pro forma first lien leverage ratio (as defined in the Credit Facility) would not exceed 3.00 to 1.00.
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
The Credit Facility contains various loan covenants that restrict the ability of Concentrix and its subsidiaries to take certain actions, including, incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, entering into certain transactions with affiliates or changing the nature of their business. In addition, the Credit Facility contains financial covenants that require Concentrix to maintain at the end of each fiscal quarter commencing with the quarter ended February 28, 2021, (i) a consolidated leverage ratio (as defined in the Credit Facility) not to exceed 3.75 to 1.0 and (ii) a consolidated interest coverage ratio (as defined in the Credit Facility) equal to or greater than 3.00 to 1.0. The Credit Facility also contains various customary events of default, including payment defaults, defaults under certain other indebtedness, and a change of control of Concentrix.
At February 28, 2021 and November 30, 2020, no amounts were outstanding under the Revolver.
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
Under the Securitization Facility, Concentrix and certain of its subsidiaries sell or otherwise transfer all of their accounts receivable to a special purpose bankruptcy-remote subsidiary of Concentrix (the “Borrower”) that grants a security interest in the receivables to the lenders in exchange for available borrowings of up to $350,000. The amount received under the Securitization Facility is recorded as debt on the Company’s consolidated balance sheets. Borrowing availability under the Securitization Facility may be limited by our accounts receivables balances, changes in the credit ratings of the clients comprising the receivables, client concentration levels in the receivables, and certain characteristics of the accounts receivable being transferred (including factors tracking performance of the accounts receivable over time). The Securitization Facility has an initial termination date of October 28, 2022.
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
Covenant compliance
As of February 28, 2021, Concentrix was in compliance with all covenants for the above arrangements.
NOTE 9—EARNINGS PER SHARE:

Basic and diluted earnings per share (“EPS”) are computed using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating securities, according to dividends declared and participation rights in undistributed earnings. The Company's restricted stock awards are considered participating securities because they are legally issued at the grant date and holders are entitled to a non-forfeitable right to receive dividends.

Basic EPS is generally computed by dividing net income attributable to common stockholders by the weighted-average shares of common stock outstanding during the period. Diluted earnings per share is generally computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of restricted stock units and stock options are reflected in diluted net income per share by applying the treasury stock method. There were no Concentrix Corporation equity awards outstanding prior to the spin-off, thus the computation of basic and diluted earnings per common share for all prior periods disclosed is calculated using the shares issued in connection with the spin-off of 51.6 million shares.

	Three Months Ended
	February 28, 2021	February 29, 2020
Basic earnings per common share:
Net income	$88,811	$52,317
Less: net income allocated to participating securities(1)	(1,060)	—
Net income attributable to common stockholders	$87,751	$52,317

Weighted-average number of common shares - basic	51,155	51,602

Basic earnings per share	$1.72	$1.01

Diluted earnings per common share:
Net income	$88,811	$52,317
Less: net income allocated to participating securities(1)	(1,047)	—
Net income attributable to common stockholders	$87,764	$52,317

Weighted-average number of common shares - basic	51,155	51,602
Effect of dilutive securities:
Stock options and restricted stock units	650	—
Weighted-average number of common shares - diluted	51,805	51,602

Diluted earnings per common share	$1.69	$1.01
(1)Restricted stock awards granted to employees by the Company are considered participating securities.

NOTE 10—REVENUE:
Disaggregated revenue
In the following table, the Company’s revenue is disaggregated by primary industry verticals:

	Three Months Ended
	February 28, 2021	February 29, 2020
Industry vertical:
Technology and consumer electronics	$412,818	$323,913
Communications and media	248,790	263,564
Retail, travel and ecommerce	239,001	198,914
Banking, financial services and insurance	209,084	192,703
Healthcare	125,224	97,325
Other	118,361	112,201
Total	$1,353,278	$1,188,619
Deferred revenue contract liabilities and deferred costs to obtain or fulfill a contract are not material.
NOTE 11—TRANSACTIONS WITH FORMER PARENT:
The Company provides certain services related to its core business to SYNNEX, its former parent. Revenue from customer experience services to former parent is included within revenue in the statements of operations. The cost associated with such services is reported as cost of revenue in the statements of operations. The Company purchases certain products from SYNNEX and, through November 30, 2020, recorded compensation expense for share-based awards granted by SYNNEX to Concentrix employees. Prior to November 30, 2020, the Company received allocations of corporate expenses by way of a monthly management fee and received financing for acquisition and operations under the terms of intra-SYNNEX group borrowing arrangements.

Prior to December 1, 2020, the Company consisted of the CX business of SYNNEX and thus, transactions with SYNNEX were considered related party transactions. On December 1, 2020, in connection with the spin-off, the Company became an independent publicly-traded company. The following table presents the Company's related party transactions with SYNNEX for the three months ended February 29, 2020:

Three months ended
February 29, 2020
Revenue from customer experience services to former parent	$5,446
Interest expense on borrowings from former parent	18,363
Interest income on borrowings made to former parent	599
Corporate allocations	394
Share-based compensation	4,262
As of November 30, 2020, the payable to former parent and its non-Concentrix subsidiaries was primarily trade in nature.
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
NOTE 12—PENSION AND EMPLOYEE BENEFITS PLANS:
The Company has a 401(k) plan in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in the 401(k) plan on the first day of the month after their employment date. The Company may make discretionary contributions under the plan. Employees in most of the Company's non-U.S. legal entities are covered by government mandated defined contribution plans. During the three months ended February 28, 2021 and February 29, 2020, the Company contributed $20,174 and $15,476, respectively, to defined contribution plans.
Defined Benefit Plans
The Company has defined benefit pension or retirement plans for eligible employees in certain non-U.S. legal entities. Benefits under these plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plans. In addition, the Company has a frozen defined benefit pension plan, which includes both a qualified and non-qualified portion, for all eligible employees in the U.S. (“the cash balance plan”) and unfunded defined benefit plans for certain eligible employees in the Philippines, Malaysia and France. The pension benefit formula for the cash balance plan is determined by a combination of compensation, age-based credits and annual guaranteed interest credits. The qualified portion of the cash balance plan has been funded through contributions made to a trust fund. The plan assumptions are evaluated annually and are updated as deemed necessary.
Net benefit costs related to defined benefit plans were $3,311 and $3,276, during the three months ended February 28, 2021 and February 29, 2020, respectively. On an aggregate basis, the plans were underfunded by $126,968 and $134,399 at February 28, 2021 and November 30, 2020, respectively.
NOTE 13—INCOME TAXES:
Income taxes consist of current and deferred tax expense resulting from income earned in domestic and international jurisdictions. For the first quarter of 2020, although the Company was included in the consolidated tax returns of SYNNEX in certain jurisdictions, the Company's tax provision was recorded as if Concentrix had filed its taxes on a stand-alone basis. As a result, the Company calculated a hypothetical tax expense as part of the SYNNEX consolidated group, which resulted in an expense adjustment to increase the income tax provision by $1,753 during for the first quarter of 2020. The offset to the hypothetical tax expense was reflected in parent company investment, a component of equity in the consolidated balance sheet prior to the spin-off. The effective tax rates for the first quarter of 2021 and first quarter of 2020 were impacted by the geographic mix of worldwide income and certain discrete items.

The liability for unrecognized tax benefits was $63,664 and $62,315 at February 28, 2021 and November 30, 2020, respectively, and is included in other long-term liabilities in the consolidated balance sheets. As of February 28, 2021 and November 30, 2020, the total amount of unrecognized tax benefits that would affect income tax expense if recognized in the consolidated financial statements was $56,222 and $54,910, respectively. This amount includes net interest and penalties of $13,558 and $14,402 for the respective periods. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between approximately $11,000 and $28,000 in the next twelve months; however, actual developments in this area could differ from those currently expected.
NOTE 14— LEASES:
The Company leases certain of its facilities and equipment under operating lease agreements, which expire in various periods through 2034. The Company’s finance leases are not material.

The following table presents the various components of lease costs:

	Three Months Ended
	February 28, 2021	February 29, 2020
Operating lease cost	$51,441	$60,238
Short-term least cost	3,708	3,281
Variable lease cost	10,120	12,504
Sublease income	(472)	(46)
Total operating lease cost	$64,797	$75,977
The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five years and thereafter as of February 28, 2021:

Fiscal Years Ending November 30,
2021 (remaining nine months)	$142,700
2022	160,550
2023	118,381
2024	84,892
2025	52,289
Thereafter	30,881
Total payments	589,693
Less: imputed interest*	57,345
Total present value of lease payments	$532,348
*Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.
The following amounts were recorded in the consolidated balance sheets related to the Company's operating leases:

		As of
		February 28, 2021	November 30, 2020
Operating lease ROU assets	Other assets, net	$501,902	$506,368
Current operating lease liabilities	Other accrued liabilities	160,197	163,052
Non-current operating lease liabilities	Other long-term liabilities	372,151	373,644
The following table presents supplemental cash flow information related to the Company's operating leases. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Three Months Ended
	February 28, 2021	February 29, 2020
Cash paid for amounts included in the measurement of lease liabilities	$54,004	$50,512
Non-cash ROU assets obtained in exchange for lease liabilities	14,873	29,135

The weighted-average remaining lease term and discount rate as of February 28, 2021 and November 30, 2020 were as follows:

	As of
	February 28, 2021	November 30, 2020
Weighted-average remaining lease term (years)	3.86	3.97
Weighted-average discount rate	6.14%	6.97%
NOTE 15—COMMITMENTS AND CONTINGENCIES:
From time to time, the Company receives notices from third parties, including customers and suppliers, seeking indemnification, payment of money or other actions in connection with claims made against them. Also, from time to time, the Company has been involved in various bankruptcy preference actions where the Company was a supplier to the companies now in bankruptcy. In addition, the Company is subject to various other claims, both asserted and unasserted, that arise in the ordinary course of business. The Company evaluates these claims and records the related liabilities. It is possible that the ultimate liabilities could differ from the amounts recorded.
Under the separation and distribution agreement with SYNNEX, the Company agreed to indemnify SYNNEX, each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities allocated to Concentrix under the separation and distribution agreement, which are generally those liabilities that relate to the CX business and the Company’s business activities, whether incurred prior to or after the spin-off.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2020, as filed with the Securities and Exchange Commission on February 16, 2021. References to “we,” “our,” “us,” “the Company” or “Concentrix” refer to Concentrix Corporation and its subsidiaries.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our expected future financial condition, results of operations, effective tax rate, cash flows, leverage, liquidity, business strategy, competitive position, demand for our services and seasonality of our business, international operations, acquisition opportunities, capital allocation and dividends, growth opportunities, spending and investments, competition and market forecasts, industry trends and statements that include words such as believe, expect, may, will, provide, could and should and other similar expressions. These forward-looking statements are inherently uncertain and involve substantial risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Risks and uncertainties include, among other things: risks related to general economic conditions, including uncertainty related to the COVID-19 pandemic and its impact on the global economy, on our business and on the business of our clients; the level of outsourced business services; the level of business activity of our clients and the market acceptance and performance of their products and services; consolidation of our competitors; competitive conditions in our industry; currency exchange rate fluctuations; variability in demand by our clients or the early termination of our client contracts; competition in the customer experience solutions industry; political and economic stability in the countries in which we operate; the outbreak of communicable disease or other public health crises; cyberattacks on our or our clients’ networks and information technology systems; the inability to protect personal and proprietary information; increases in the cost of labor; the operability of our communication services and information technology systems and networks; changes in law, regulations or regulatory guidance; investigative or legal actions; the loss of key personnel; natural disasters, adverse weather conditions, terrorist attacks, work stoppages or other business disruptions; and other risks that are described under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2020. We do not intend to update forward-looking statements, which speak only as of the date hereof, unless otherwise required by law.
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

In December 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”). In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and labor force participation, and created significant volatility and disruption of financial markets. We successfully transitioned a significant portion of our workforce to a remote working environment throughout the second quarter of 2020 and implemented a number of safety and social distancing measures in our sites to protect the health and safety of employees. During the first quarter of 2021, almost all of our workforce was productive. We incurred incremental costs of approximately $10 million associated with COVID-19 during the first quarter of 2021.
The extent of the continued impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration, spread and severity of the pandemic, country and state restrictions regarding virus containment, the availability and effectiveness of vaccines and treatment options, accessibility to the Company’s delivery and operations locations, our continued utilization of remote work environments in response to future health and safety restrictions, and the impact to the Company’s clients’ businesses and the demand for their products and services, all of which are uncertain and cannot be predicted. We are unable to predict how long the pandemic conditions will persist in the regions in which we operate, what additional measures may be introduced by governments or our clients and the effect of any such additional measures on our business. As a result, many of the estimates and assumptions involved in preparation of the consolidated financial statements included in this Quarterly Report on Form 10-Q required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve with respect to the pandemic, our estimates may materially change in future periods. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.
Revenue and Cost of Revenue
We generate revenue through the provision of customer experience solutions to our clients pursuant to client contracts. Our client contracts typically consist of a master services agreement, supported in most cases by multiple statements of work, which contain the terms and conditions of each contracted solution. Our agreements can range from less than one year to over five years in term and are subject to early termination by our clients for any reason, typically with 30 to 90 days’ notice.
Our technology-infused customer experience solutions are generally characterized by flat unit prices. Approximately 96% of our revenue is recognized as services are performed, based on staffing hours or the number of client customer interactions handled using contractual rates. Remaining revenue from the sale of these solutions are typically recognized as the services are provided over the duration of the contract using contractual rates.
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
In the first quarter of 2021 and 2020, approximately 83% and 77% of our revenue was generated from our non-U.S. operations, and approximately 62% and 65%, respectively, of our revenue was priced in U.S. dollars and we expect this to continue. As a result, we have certain client contracts that are priced in non-U.S. dollar currencies for which a substantial portion of the costs to deliver the services are in other currencies. Accordingly, our revenue may be earned in currencies that are different from the currencies in which we incur corresponding expenses. Fluctuations in the value of currencies, such as the Philippine Peso, the Indian Rupee, and the Canadian Dollar, against the U.S. Dollar or other currencies in which we bill our clients, and inflation in the local economies in which these delivery centers are located, can impact the operating and labor costs in these delivery centers, which can result in reduced profitability. As a result, our revenue growth, costs and profitability have been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates.
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
Economic and Industry Trends
The CX solutions industry in which we operate is competitive. Clients’ performance measures are based on competitive pricing terms and quality of services. Accordingly, we could be subject to pricing pressure and may experience a decrease in revenue and operating income. Our business operates in over 40 countries across 6 continents. We have significant concentrations in the Philippines, India, the United States, the United Kingdom, Canada, throughout Europe, China and Japan. Accordingly, we would be impacted by economic strength or weakness in these geographies and by the strengthening or weakening of local currencies relative to the U.S. Dollar.
Seasonality
Our revenue and margins fluctuate with the underlying trends in our clients’ businesses and trends in the level of consumer activity. As a result, our revenue and margins are typically higher in the fourth quarter of the year than in any other quarter.
Critical Accounting Policies and Estimates
During the three months ended February 28, 2021, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2020.

Results of Operations – Three months ended February 28, 2021 and February 29, 2020

	Three Months Ended
	February 28, 2021	February 29, 2020

	($ in thousands)
Revenue	$1,353,278	$1,188,619
Cost of revenue	867,228	743,429
Gross profit	486,050	445,190
Selling, general and administrative expenses	(351,161)	(356,979)
Operating income	134,889	88,211
Interest expense and finance charges, net	(7,703)	(17,585)
Other (expense) income, net	(3,803)	3,235
Income before income taxes	123,383	73,861
Provision for income taxes	(34,572)	(21,544)
Net income	$88,811	$52,317
Revenue

	Three Months Ended		Percent Change
	February 28, 2021	February 29, 2020	2021 to 2020

	($ in thousands)
Industry vertical:
Technology and consumer electronics	$412,818	$323,913	27.4%
Communications and media	248,790	263,564	(5.6)%
Retail, travel and ecommerce	239,001	198,914	20.2%
Banking, financial services and insurance	209,084	192,703	8.5%
Healthcare	125,224	97,325	28.7%
Other	118,361	112,201	5.5%
Total	$1,353,278	$1,188,619	13.9%
We generate revenue by delivering our CX solutions to our clients categorized in the above primary industry verticals. These solutions focus on customer engagement, process optimization, and back-office automation.
Our revenue increased 13.9% in the three months ended February 28, 2021, compared to the three months ended February 29, 2020, reflecting increased volumes across all verticals except communications and media. Revenue from clients in our technology and consumer electronics vertical increased as a result of increased volumes from a broad-based group of hardware and software manufacturing clients. Revenue from clients in our communications and media vertical decreased as we near the end of our portfolio rebalancing efforts. Revenue from clients in our retail, travel and ecommerce vertical increased due to an increase in volumes across the majority of our retail and ecommerce clients, which more than offset expected lower volumes from travel and tourism clients in this vertical. Revenue from clients in the banking, financial services and insurance vertical increased due to increased volumes from several banking clients. Revenue from clients in our healthcare vertical increased due to strong seasonal volumes, particularly across our health insurance clients. Revenue from clients in our other vertical increased reflecting growth with several government clients partially offset by a decrease in revenue from a few automotive clients. The increase in total revenue was also attributable to a favorable translation effect of foreign currencies of $25.7 million, or 2.2%. The positive foreign currency translation effect on revenue was primarily due to the strengthening of the euro and Australian dollar against the U.S. dollar.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended		Percent Change
	February 28, 2021	February 29, 2020	2021 to 2020

	($ in thousands)
Cost of revenue	$867,228	$743,429	16.7%
Gross profit	486,050	445,190	9.2%
Gross margin %	35.9%	37.5%
Cost of revenue consists primarily of personnel costs. Gross margins can be impacted by resource location, client mix and pricing, additional lead time for programs to be fully scalable, and transition and initial set-up costs.
Our cost of revenue increased by 16.7% in the three months ended February 28, 2021 compared to the three months ended February 29, 2020, primarily due to the increase in revenue, impact of approximately $10 million in COVID-19 related costs and foreign currency impacts of $19.2 million on the cost of revenue. The foreign currency impact on the cost of revenue was caused primarily by the strengthening of the euro and Philippine Peso against the U.S. dollar.
Our gross profit increased 9.2% in the first quarter of 2021, compared with the first quarter of 2020, primarily due to the increase in revenue and a net favorable foreign currency impact of $6.5 million on gross profit. Our gross margin percentage for the three months ended February 28, 2021 decreased to 35.9% from 37.5% in the prior year period due to the COVID-19 related impacts and changes in the mix of geographies where our services are delivered.

Selling, General and Administrative Expenses

	Three Months Ended		Percent Change
	February 28, 2021	February 29, 2020	2021 to 2020

	($ in thousands)
Selling, general and administrative expenses	$351,161	$356,979	(1.6)%
Percentage of revenue	25.9%	30.0%
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
Our selling, general and administrative expenses decreased in the three months ended February 28, 2021 compared to the three months ended February 29, 2020 primarily due to a decrease in acquisition-related and integration expenses of $14.3 million, a decrease in amortization of intangible assets included in selling, general and administrative expenses of $2.4 million, and a decrease in spin-off related expenses of $1.0 million. These decreases were partially offset by foreign currency impacts of $4.9 million, an increase in depreciation expense included in selling, general, and administrative expenses of $3.5 million, and an increase in share-based compensation expense of $2.9 million. These items and scale efficiencies resulted in a decrease in selling, general and administrative expenses as a percentage of revenue from 30.0% in the first fiscal quarter of 2020 to 25.9% in the first fiscal quarter of 2021.
Operating Income

	Three Months Ended		Percent Change
	February 28, 2021	February 29, 2020	2021 to 2020

	($ in thousands)
Operating income	$134,889	$88,211	52.9%
Operating margin	10.0%	7.4%

Our operating income and operating margin increased during the three months ended February 28, 2021, compared to the three months ended February 29, 2020, due to increases in gross profit and the reduction in selling, general and administrative expenses as a percentage of revenue, as discussed above.
Interest Expense and Finance Charges, Net

	Three Months Ended		Percent Change
	February 28, 2021	February 29, 2020	2021 to 2020

	($ in thousands)
Interest expense and finance charges, net	$7,703	$17,585	(56.2)%
Percentage of revenue	0.6%	1.5%
Amounts recorded in interest expense and finance charges, net, for the first quarter of 2021 consist primarily of interest on third-party borrowings as a result of our debt incurred in connection with the spin-off, while amounts recorded for the prior period first quarter related primarily to interest on borrowings from SYNNEX. The reduction in interest expense reflects the reduction of outstanding borrowings and more favorable interest rate terms on the borrowings for the first quarter of 2021 as compared to the prior period first quarter.
Other (Expense) Income, Net

	Three Months Ended		Percent Change
	February 28, 2021	February 29, 2020	2021 to 2020

	($ in thousands)
Other (expense) income, net	$(3,803)	$3,235	(217.6)%
Percentage of revenue	(0.3)%	0.3%
Amounts recorded as other (expense) income, net include foreign currency transaction gains and losses, other than cash flow hedges, investment gains and losses, non-service component of pension costs, and other non-operating gains and losses.
Other (expense) income, net in the three months ended February 28, 2021 was an expense of $3.8 million, a change from income of $3.2 million in the three months ended February 29, 2020. The change in other (expense) income, net was primarily due to a favorable resolution of a previously-recognized tax indemnity obligation in the first quarter of 2020 that did not recur in the first quarter of 2021 and unfavorable foreign currency transaction changes of $3.9 million compared to the prior year period.
Provision for Income Taxes

	Three Months Ended		Percent Change
	February 28, 2021	February 29, 2020	2021 to 2020

	($ in thousands)
Provision for income taxes	$34,572	$21,544	60.5%
Percentage of income before income taxes	28.0%	29.2%
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and international jurisdictions. For the first quarter of 2020, although we were included in the consolidated tax returns of SYNNEX in certain jurisdictions, our tax provision was recorded as if we had filed our taxes on a stand-alone basis.
Our provision for income taxes increased during the three months ended February 28, 2021 compared to the three months ended February 29, 2020 primarily due to the increase in income before taxes for the first quarter of 2021. The effective tax rate for the three months ended February 28, 2021 decreased slightly compared to the prior year period due to the change in mix of income earned in different tax jurisdictions between periods.
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
•Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share, tax effected impact of acquisition-related and integration expenses, including related restructuring costs, spin-off related expenses, amortization of intangible assets and share-based compensation.

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

	Three Months Ended
	February 28, 2021	February 29, 2020

	($ in thousands)
Revenue	$1,353,278	$1,188,619
Foreign currency translation	(25,714)	7,519
Revenue in constant currency	$1,327,564	$1,196,138

Operating income	$134,889	$88,211
Acquisition-related and integration expenses	—	14,352
Spin-off related expenses	—	1,000
Amortization of intangibles	34,601	36,978
Share-based compensation	7,118	4,262
Non-GAAP operating income	$176,608	$144,803

Net income	$88,811	$52,317
Interest expense and finance charges, net	7,703	17,585
Provision for income taxes	34,572	21,544
Other expense (income), net	3,803	(3,235)
Acquisition-related and integration expenses	—	14,352
Spin-off related expenses	—	1,000
Amortization of intangibles	34,601	36,978
Share-based compensation	7,118	4,262
Depreciation (excluding accelerated depreciation included in acquisition-related and integration expenses above)	35,999	31,661
Adjusted EBITDA	$212,607	$176,464

Operating margin	10.0%	7.4%
Non-GAAP operating margin	13.1%	12.2%
Adjusted EBITDA margin	15.7%	14.8%

Net income	$88,811	$52,317
Acquisition-related and integration expenses	—	14,352
Spin-off related expenses	—	1,000
Amortization of intangibles	34,601	36,978
Share-based compensation	7,118	4,262
Income taxes related to the above(1)	(10,567)	(13,469)
Non-GAAP net income	$119,963	$95,440

Diluted earnings per common share (“EPS”)	$1.69	$1.01
Acquisition-related and integration expenses	—	0.28
Spin-off related expenses	—	0.02
Amortization of intangibles	0.66	0.72
Share-based compensation	0.14	0.08
Income taxes related to the above(1)	(0.20)	(0.26)
Non-GAAP Diluted EPS	$2.29	$1.85
(1)The tax effect of taxable and deductible non-GAAP adjustments was calculated using the tax deductible portion of the expenses and applying the entity specific, statutory tax rates applicable to each item during the respective fiscal years.

Liquidity and Capital Resources
Our primary uses of cash are working capital, capital expenditures to expand our delivery footprint and enhance our technology solutions, and debt repayments. Our financing needs for these uses of cash have been a combination of operating cash flows, third-party debt arrangements entered into in connection with the spin-off and, prior to the spin-off, related party borrowings from SYNNEX. Our working capital needs are primarily to finance accounts receivable. When our revenue is increasing, our net investment in working capital typically increases. Conversely, when revenue is decreasing, our net investment in working capital typically decreases. To increase our market share and better serve our clients, we may further expand our operations through investments or acquisitions. We expect that such expansion would require an initial investment in working capital, personnel, facilities, and operations. These investments or acquisitions would likely be funded primarily by our existing cash and cash equivalents, available liquidity, including capacity on our debt arrangements, or the issuance of securities.
Debt Arrangements
In connection with the spin-off, we entered into two third-party debt arrangements. On October 16, 2020, we entered into a senior secured credit facility, which provides for the extension of revolving loans of up to $600 million (the “Revolver”) and term loan borrowings of up to $900 million (the “Term Loan” and, together with the Revolver, the “Credit Facility”). On October 30, 2020, we entered into a $350 million accounts receivable securitization facility (the “Securitization Facility”) pursuant to certain agreements, including a receivables financing agreement and a receivables purchase agreement.

On November 30, 2020, in connection with the spin-off, we incurred $900 million of initial Term Loan borrowings under the Credit Facility and $250 million of borrowings under the Securitization Facility. Substantially all of the proceeds from such indebtedness, net of debt issuance costs, were transferred to SYNNEX on November 30, 2020 to eliminate debt owed by the Company to SYNNEX and in exchange for the contribution of certain Company trademarks from SYNNEX to the Company. We had no outstanding borrowings on the Revolver as of February 28, 2021 or November 30, 2020.

The Credit Facility matures on November 30, 2025. The outstanding principal amount of the Term Loan is payable in quarterly installments of $11.25 million commencing on May 31, 2021, with the unpaid balance due in full on the maturity date. We may prepay the loans under the Credit Facility at any time without penalty, other than breakage fees. During the three months ended February 28, 2021, we made $50 million of early principal payments on the Term Loan. We made additional early principal payments of $50 million on March 31, 2021.

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

The Credit Facility contains various loan covenants that restrict the ability of Concentrix and its subsidiaries to take certain actions, including incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, entering into certain transactions with affiliates or changing the nature of our business. In addition, the Credit Facility contains financial covenants that require us to maintain at the end of each fiscal quarter commencing with the quarter ended February 28, 2021, (i) a consolidated leverage ratio (as defined in the Credit Facility) not to exceed 3.75 to 1.0 and (ii) a consolidated interest coverage ratio (as defined in the Credit Facility) equal to or greater than 3.00 to 1.0.

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

As of February 28, 2021, we were in compliance with the debt covenants related to our debt arrangements.

Cash Flows – Three months ended February 28, 2021 and February 29, 2020
The following summarizes our cash flows for the three months ended February 28, 2021 and February 29, 2020, as reported in our consolidated statement of cash flows in the accompanying consolidated financial statements.

	Three Months Ended
	February 28, 2021	February 29, 2020

	($ in thousands)
Net cash provided by operating activities	$35,884	$54,886
Net cash used in investing activities	(41,950)	(34,669)
Net cash used in financing activities	(30,618)	(17,238)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(471)	346
Net (decrease) increase in cash, cash equivalents and restricted cash	$(37,155)	$3,325
Cash, cash equivalents and restricted cash at beginning of year	156,351	83,514
Cash, cash equivalents and restricted cash at the end of the period	$119,196	$86,839
Operating Activities
Net cash provided by operating activities was $35.9 million in the first fiscal quarter of 2021, primarily generated from our net income of $88.8 million and adjustments for non-cash items of $73.0 million, partially offset by an increase in accounts receivable of $48.1 million and a total net change in accounts payable, payable to former parent, and other operating assets and liabilities of $77.8 million. The adjustments for non-cash items primarily consist of depreciation, amortization and share-based compensation expenses, partially offset by deferred tax impacts.
Net cash provided by operating activities was $54.9 million in the first fiscal quarter of 2020, primarily generated from our net income of $52.3 million and adjustments for non-cash items of $66.8 million, partially offset by an increase in accounts receivable of $44.7 million and a total net change in accounts payable, payable to former parent, and other operating assets and liabilities of $19.5 million. The adjustments for non-cash items primarily consist of depreciation, amortization, hypothetical current tax expense recorded for separate tax return basis presentation and share-based compensation expenses, partially offset by deferred tax impacts.

Investing Activities

Net cash used in investing activities in the first fiscal quarter of 2021 was $42.0 million, resulting from capital expenditures to support our growth.
Net cash used in investing activities in the first fiscal quarter of 2020 was $34.7 million, primarily resulting from $43.9 million of capital expenditures to support our growth, less repayment of a loan of $9.2 million related to a loan from a non-Concentrix subsidiary of the former parent as part of its centralized treasury operation.
Financing Activities
Net cash used by financing activities in the first fiscal quarter of 2021 was $30.6 million, consisting primarily of principal payments of $50.0 million under the Credit Facility partially offset by net third-party borrowings of $17.5 million under the Securitization Facility.
Net cash used by financing activities in the first fiscal quarter of 2020 was $17.2 million, consisting entirely of repayments on borrowings from SYNNEX.
We believe our current cash balances and credit availability are enough to support our operating activities for at least the next twelve months.
Free Cash Flow (a non-GAAP measure)

	Three Months Ended
	February 28, 2021	February 29, 2020

	($ in thousands)
Net cash provided by operating activities	$35,884	$54,886
Purchases of property and equipment	(41,950)	(43,888)
Free cash flow (a non-GAAP measure)	$(6,066)	$10,998
Our free cash flow was a use of $6.1 million in the first fiscal quarter of 2021 compared to proceeds of $11.0 million in the first fiscal quarter of 2020. The decrease in free cash flow in the first fiscal quarter of 2021 primarily reflects the increase in accounts receivables as a result of our strong first quarter growth, along with higher first quarter payments related to payables, year-end payroll and incentive payments for the first quarter of 2021 as compared to the first quarter of 2020.
Capital Resources
As of February 28, 2021, we had total liquidity of approximately $800 million, which includes undrawn capacity of $600 million on the Credit Facility, undrawn capacity of $82.5 million on the Securitization Facility and cash and cash equivalents.
Our cash and cash equivalents totaled $117.6 million and $152.7 million as of February 28, 2021 and November 30, 2020, respectively. Of our total cash and cash equivalents, 98% and 89% were held by our non-U.S. legal entities as of February 28, 2021 and November 30, 2020, respectively. Our cash and cash equivalents held by our non-U.S. legal entities are no longer subject to U.S. federal tax on repatriation into the United States. Repatriation of some non-U.S. balances is restricted by local laws. Historically, we have fully utilized and reinvested all non-U.S. cash to fund our international operations and expansion; however, the Company has recorded deferred tax liabilities related to non-U.S. withholding taxes on the earnings of certain previously acquired non-U.S. entities that are likely to be repatriated in the future. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of the state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
We are and will be exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from changes in market rates and prices. Our risk management strategy includes managing these risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. We utilize derivative financial instruments to hedge economic exposures, as well as reduce earnings and cash flow volatility resulting from shifts in market rates. In using derivative financial instruments to hedge our exposures to changes in exchange rates, we expose ourselves to counterparty credit risk. We manage our exposure to counterparty credit risk by entering into derivative financial instruments with investment grade-rated institutions that can be expected to perform fully under the terms of the agreements and by diversifying the number of financial institutions with which we enter into such agreements. There can be no guarantee that the risk management activities that we have entered into will be sufficient to fully offset market risk or reduce earnings and cash flow volatility resulting from shifts in market rates. See Note 6 of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional discussion of our financial risk management.
Foreign Currency Risk
While approximately 62% of our revenue is priced in U.S. dollars, we recognize a substantial amount of revenue under contracts that are denominated in euros, British pounds, Australian dollars and Japanese yen, among other currencies. A significant increase in the value of the U.S. dollar relative to these currencies may have a material adverse effect on the value of those services when translated into U.S. dollars.
We serve many of our U.S.-based, European and British clients from our customer experience delivery centers located around the world. As a result, a substantial portion of the costs to deliver these services are denominated in the local currency of the country where the services are performed. This creates a foreign exchange exposure for us. As of February 28, 2021, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in certain foreign currencies by entering into hedging contracts with institutions to acquire a total of PHP 29,005.0 million at a fixed price of $569.9 million at various dates through February 2023; and INR 15,815.0 million at a fixed price of $203.5 million at various dates through February 2023. The fair value of these derivative instruments as of February 28, 2021 is presented in Note 7 of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The potential loss in fair value at February 28, 2021 for such contracts resulting from a hypothetical 10% adverse change in the underlying foreign currency exchange rates is approximately $79.1 million. This loss would be substantially mitigated by corresponding gains on the underlying foreign currency exposures.
Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into hedging contracts that are not denominated as hedges. The purpose of these derivative instruments is to protect us against foreign currency exposure related receivables, payables and intercompany transactions that are denominated in currencies that are different from the functional currencies of the company or our respective legal entities. As of February 28, 2021, the fair value of these derivatives not designated as hedges was a net payable of $8.8 million.
Interest Rate Risk
At February 28, 2021, all of our outstanding debt under the Credit Facility and Securitization Facility is variable debt, which exposes the Company to changes in interest rates. Holding other variables constant, including the total amount of outstanding indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated increase in interest expense of approximately $11.2 million per year.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by Concentrix in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during our first fiscal quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe that these proceedings will have a material adverse effect on the results of our operations, our financial position or the cash flows of our business. During the three months ended February 28, 2021, there were no new material legal proceedings and no material developments in any legal proceedings reported in our Annual Report on Form 10-K for the year ended November 30, 2020.

ITEM 1A. RISK FACTORS
You should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations and financial condition set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2020. There have been no material changes from the risk factors disclosed in our 2020 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 2, 2020).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 2, 2020).

10.1
SYNNEX-Concentrix Commercial Agreement, dated as of December 1, 2020, by and between Concentrix Solutions Corporation and SYNNEX Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 2, 2020).

10.2
Form of Restricted Stock Award Agreement under the Concentrix Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2021).*

10.3
Form of Restricted Stock Award Agreement under the Concentrix Corporation 2020 Stock Incentive Plan (Non-Employee Directors) (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on February 16, 2021).*

10.4
Form of Restricted Stock Unit Award Agreement under the Concentrix Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 16, 2021).*

10.5
Form of Stock Option Award Agreement under the Concentrix Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 22, 2021).*

10.6	Concentrix Corporation Change of Control Severance Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 2, 2020).*

Exhibit No.	Exhibit Description

10.7
Form of Indemnification Agreement between the Company and individual directors and officers (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form 10 filed by Concentrix Corporation on October 13, 2020 (File No. 001-39494)).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 9, 2021	CONCENTRIX CORPORATION

	By:	/s/ Christopher Caldwell
Christopher Caldwell
President and Chief Executive Officer

	By:	/s/ Andre Valentine
Andre Valentine
Chief Financial Officer