Form 10-Q
period 2021-05-31
Concentrix Corp
filed 2021-07-09
CIK 1803599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2021
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
Registrant’s telephone number, including area code

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding as of June 30, 2021
Common Stock, $0.0001 par value	52,216,701

Concentrix Corporation
Form 10-Q
Index

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONCENTRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)

	May 31, 2021	November 30, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$131,249	$152,656
Accounts receivable, net	1,089,387	1,081,481
Assets held for sale	83,010	—
Other current assets	173,226	189,239
Total current assets	1,476,872	1,423,376
Property and equipment, net	399,422	451,649
Goodwill	1,837,900	1,836,050
Intangible assets, net	736,877	798,959
Deferred tax assets	41,582	47,423
Other assets	609,587	620,099
Total assets	$5,102,240	$5,177,556

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$109,506	$140,575
Current portion of long-term debt	—	33,750
Payable to former parent	—	22,825
Accrued compensation and benefits	363,948	419,715
Other accrued liabilities	356,665	371,072
Income taxes payable	29,141	20,725
Liabilities held for sale	30,353	—
Total current liabilities	889,613	1,008,662
Long-term debt, net	959,158	1,111,362
Other long-term liabilities	595,619	601,887
Deferred tax liabilities	128,082	153,560
Total liabilities	2,572,472	2,875,471
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized as of May 31, 2021; no shares issued and outstanding as of May 31, 2021	—	—
Common stock, $0.0001 par value, 250,000 shares authorized as of May 31, 2021; 51,296 shares issued and outstanding as of May 31, 2021	5	—
Additional paid-in capital	2,327,025	—
Treasury stock, 4 shares as of May 31, 2021	(527)
Retained earnings	171,715	—
Former parent company investment	—	2,305,899
Accumulated other comprehensive income (loss)	31,550	(3,814)
Total stockholders’ equity	2,529,768	2,302,085
Total liabilities and stockholders’ equity	$5,102,240	$5,177,556

(Amounts may not add due to rounding)
The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Revenue	$1,369,878	$1,066,363	$2,723,156	$2,254,982
Cost of revenue	887,149	721,193	1,754,377	1,464,622
Gross profit	482,729	345,170	968,779	790,360
Selling, general and administrative expenses	354,505	321,590	705,666	678,569
Operating income	128,224	23,580	263,113	111,791
Interest expense and finance charges, net	6,745	12,928	14,448	30,513
Other expense (income), net	(3,546)	(1,641)	257	(4,876)
Income before income taxes	125,025	12,293	248,408	86,154
Provision for income taxes	42,121	9,823	76,693	31,367
Net income	$82,904	$2,470	$171,715	$54,787
Earnings per common share:
Basic	$1.59	$0.05	$3.31	$1.06
Diluted	$1.57	$0.05	$3.26	$1.06
Weighted-average common shares outstanding
Basic	51,275	51,602	51,215	51,602
Diluted	52,005	51,602	51,928	51,602

(Amounts may not add due to rounding)
The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Net income	$82,904	$2,470	$171,715	$54,787
Other comprehensive income (loss):
Unrealized (loss) gain of defined benefit plans, net of taxes of $0 and $98 for the three and six months ended May 31, 2021, respectively, and $0 for the three and six months ended May 31, 2020, respectively	(72)	(16)	(448)	2
Unrealized gain on cash flow hedges during the period, net of taxes of $(6,048) and $(3,793) for the three and six months ended May 31, 2021, respectively, and $(844) and $(257) for the three and six months ended May 31, 2020, respectively	17,669	2,537	10,599	774
Reclassification of net gains on cash flow hedges to net income, net of taxes of $2,518 and $5,540 for the three and six months ended May 31, 2021, respectively, and $1,144 and $2,798 for the three and six months ended May 31, 2020, respectively	(7,355)	(3,440)	(16,526)	(8,412)
Total change in unrealized gain (loss) on cash flow hedges, net of taxes	10,314	(903)	(5,927)	(7,638)
Foreign currency translation gain (loss), net of taxes of $0 for the three and six months ended May 31, 2021 and 2020, respectively	35,433	(26,227)	41,739	(38,490)
Other comprehensive income (loss)	45,675	(27,146)	35,364	(46,126)
Comprehensive income (loss)	$128,579	$(24,676)	$207,079	$8,661

(Amounts may not add due to rounding)
The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency in thousands)
(unaudited)

	Three and Six Months Ended May 31, 2021
	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Former parent company investment	Accumulated other comprehensive income (loss)	Total
Balances, February 28, 2021	$5	$2,314,996	$(409)	$88,811	$—	$(14,125)	$2,389,278
Other comprehensive income	—	—	—	—	—	45,675	45,675
Share-based compensation activity	—	12,029	—	—	—	—	12,029
Repurchase of common stock for tax withholdings on equity awards	—	—	(118)	—	—	—	(118)
Net income	—	—	—	82,904	—	—	82,904
Balances, May 31, 2021	$5	$2,327,025	$(527)	$171,715	$—	$31,550	$2,529,768

Balances, November 30, 2020	$—	$—	$—	$—	$2,305,899	$(3,814)	$2,302,085
Other comprehensive income	—	—	—	—	—	35,364	35,364
Reclassification of net former parent investment in Concentrix	—	2,305,899	—	—	(2,305,899)	—	—
Issuance of common stock at separation and spin-off	5	(5)	—	—	—	—	—
Share-based compensation activity	—	21,131	—	—	—	—	21,131
Repurchase of common stock for tax withholdings on equity awards	—	—	(527)	—	—	—	(527)
Net income	—	—	—	171,715	—	—	171,715
Balances, May 31, 2021	$5	$2,327,025	$(527)	$171,715	$—	$31,550	$2,529,768

(Amounts may not add due to rounding)
The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency in thousands)
(unaudited)

	Three and Six Months Ended May 31, 2020
	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Former parent company investment	Accumulated other comprehensive loss	Total
Balances, February 29, 2020	$—	$—	$—	$—	$1,578,184	$(69,062)	$1,509,122
Share-based compensation	—	—	—	—	3,796	—	3,796
Other comprehensive loss	—	—	—	—	—	(27,146)	(27,146)
Hypothetical current tax expense recorded for separate return basis presentation	—	—	—	—	4,298	—	4,298
Net income	—	—	—	—	2,470	—	2,470
Balances, May 31, 2020	$—	$—	$—	$—	$1,588,748	$(96,208)	$1,492,540

Balances, November 30, 2019	$—	$—	$—	$—	$1,519,923	$(50,082)	$1,469,841
Share-based compensation	—	—	—	—	7,987	—	7,987
Other comprehensive loss	—	—	—	—	—	(46,126)	(46,126)
Hypothetical current tax expense recorded for separate return basis presentation	—	—	—	—	6,051	—	6,051
Net income	—	—	—	—	54,787	—	54,787
Balances, May 31, 2020	$—	$—	$—	$—	$1,588,748	$(96,208)	$1,492,540
(Amounts may not add due to rounding)
The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Six Months Ended
	May 31, 2021	May 31, 2020
Cash flows from operating activities:
Net income	$171,715	$54,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	72,225	61,979
Amortization	69,199	73,357
Non-cash share-based compensation expense	15,690	7,987
Provision for doubtful accounts	(2,132)	6,118
Deferred income taxes	(4,764)	(11,210)
Hypothetical current tax expense recorded for separate return basis presentation	—	6,051
Unrealized foreign exchange gains	3,240	(3,678)
Other	142	1,544
Changes in operating assets and liabilities:
Accounts receivable, net	(10,896)	41,396
Payable to former parent	(22,825)	(2,650)
Accounts payable	(15,033)	1,264
Other operating assets and liabilities	(37,446)	60,256
Net cash provided by operating activities	239,115	297,201
Cash flows from investing activities:
Repayments of loan to non-Concentrix subsidiary of former parent as part of its centralized treasury operations	—	5,492
Purchases of property and equipment	(70,758)	(69,241)
Acquisitions of business, net of cash acquired and refunds	(3,015)	(2,635)
Net cash used in investing activities	(73,773)	(66,384)
Cash flows from financing activities:
Repayments of the Credit Facility - Term Loan	(200,000)	—
Proceeds from the Securitization Facility	768,500	—
Repayments of the Securitization Facility	(756,000)	—
Repayments of borrowings from former parent	—	(212,936)
Proceeds from exercise of stock options	5,441	—
Repurchase of common stock for tax withholdings on equity awards	(527)	—
Net cash used in financing activities	(182,586)	(212,936)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,626)	(3,178)
Net (decrease) increase in cash, cash equivalents and restricted cash	(23,870)	14,703
Cash, cash equivalents and restricted cash at beginning of year	156,351	83,514
Cash, cash equivalents and restricted cash at end of period	$132,481	$98,217

Supplemental disclosure of non-cash investing activities:
Accrued costs for property and equipment purchases	$6,037	$4,282

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
Basis of presentation
The accompanying interim unaudited consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2020 have been derived from the Company’s annual audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These interim consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020.

Prior to the spin-off on December 1, 2020

Prior to the spin-off, the CX business was held entirely within certain wholly-owned subsidiaries of SYNNEX dedicated to the CX business. As the separate legal entities that made up the CX business were not historically held by a single legal entity, the financial statements of the Company were prepared in connection with the expected separation and were derived from the SYNNEX consolidated financial statements and accounting records as if the Company had been operated on a stand-alone basis during the periods presented. Accordingly, for periods prior to December 1, 2020, the Company’s financial statements are presented on a combined basis, and for the periods subsequent to December 1, 2020, they are presented on a consolidated basis (all periods hereinafter are referred to as “consolidated financial statements”). All direct revenue and expenses attributable to the CX business, including certain allocations of former parent costs and expenses, were separately maintained in a separate ledger in the legal entities that made up the CX business. As the separate legal entities that made up the CX business were not historically held by a single legal entity, former parent company investment was shown in lieu of stockholders’ equity in the prior periods. All significant intercompany balances and transactions between the legal entities that comprised the CX business were eliminated.
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
Reclassifications

Certain amounts in the consolidated financial statements related to the prior period have been reclassified to conform to the current period’s presentation.

Risks and uncertainties related to the COVID-19 pandemic

In December 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization in March 2020. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and labor force participation, and created significant volatility and disruption of financial markets. The Company successfully transitioned a significant portion of its workforce to a remote working environment throughout the second quarter of 2020 and implemented a number of safety and social distancing measures in our sites to protect the health and safety of employees. During the six months ended May 31, 2021, almost all of the Company’s workforce was productive.

The Company is unable to predict how long the pandemic conditions will persist in regions in which the Company operates, if or when countries or localities may experience an increase in COVID-19 cases, what additional measures may be introduced by governments or the Company’s clients in response to the pandemic generally or to an increase in COVID-19 cases in a particular country or locality, and the effect of any such additional measures on the Company’s business. As a result, many of the estimates and assumptions used in preparation of these consolidated financial statements required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve with respect to the pandemic and the global recovery from the pandemic, the Company’s estimates may materially change in future periods.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
For a discussion of the Company’s significant accounting policies, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020. Accounting pronouncements adopted during the six months ended May 31, 2021 are discussed below.
Concentration of credit risk
For the three and six months ended May 31, 2021, one client accounted for 11.2% and 11.5% of the Company’s consolidated revenue, respectively. For the three and six months ended May 31, 2020, one client accounted for 10.8% and 10.3% of the Company’s consolidated revenue, respectively.
As of May 31, 2021 and November 30, 2020, one client comprised 14.0% and 16.2%, respectively, of the Company’s total accounts receivable balance.
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
In August 2018, the FASB issued new guidance to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The amendment requires the Company to disclose the weighted-average interest crediting rates used in cash balance pension plans. It also requires the Company to disclose the reasons for significant changes in the benefit obligation or plan assets including significant gains and losses affecting the benefit obligation for the period. This standard is effective for fiscal years ending after December 15, 2020, and early adoption is permitted. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3—ASSETS HELD FOR SALE:

In May 2021, the Company entered into a definitive agreement to sell its insurance third-party administration operations and software platform, Concentrix Insurance Solutions (“CIS”), to a third party. The Company completed the sale of CIS during July 2021.

As of May 31, 2021, the assets and liabilities of the CIS business qualified as assets and liabilities held for sale due to the planned divestiture. The following is a summary of the major categories of assets and liabilities that were reclassified to held for sale:

As of
May 31, 2021
Accounts receivable, net	$6,657
Other current assets	4,066
Property and equipment, net	37,454
Goodwill	14,690
Intangible assets, net	3,447
Other assets	16,696
Total assets held for sale	$83,010

Accounts payable	$838
Accrued compensation and benefits	5,008
Other accrued liabilities	3,043
Deferred tax liabilities	13,733
Other long-term liabilities	7,731
Total liabilities held for sale	$30,353

The Company determined that the sale of CIS did not qualify as discontinued operations. The CIS results of operations are included within the Company’s statements of operations for the full three and six months ended May 31, 2021.
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
The Company recorded share-based compensation expense in the consolidated statements of operations for the three and six months ended May 31, 2021 and 2020 as follows:

	Three Months Ended		Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Total share-based compensation	$9,283	$3,840	$16,401	$8,102
Tax benefit recorded in the provision for income taxes	(2,320)	(960)	(4,100)	(2,026)
Effect on net income	$6,963	$2,880	$12,301	$6,077
Share-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.
NOTE 5—BALANCE SHEET COMPONENTS:
Cash, cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	As of
	May 31, 2021	November 30, 2020
Cash and cash equivalents	$131,249	$152,656
Restricted cash included in other current assets	1,232	3,695
Cash, cash equivalents and restricted cash	$132,481	$156,351
Restricted cash balances relate primarily to restrictions placed by banks on cash collateral for the issuance of bank guarantees and the terms of a government grant.

Accounts receivable, net:
Accounts receivable, net is comprised of the following:

	As of
	May 31, 2021	November 30, 2020
Billed accounts receivable	$645,785	$644,789
Unbilled accounts receivable	449,115	445,655
Less: Allowance for doubtful accounts	(5,513)	(8,963)
Accounts receivable, net	$1,089,387	$1,081,481
Allowance for doubtful trade receivables:
Presented below is a progression of the allowance for doubtful trade receivables:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2021	2020	2021	2020
Balance at beginning of period	$6,239	$6,953	$8,963	$6,055
Net additions (reductions)	422	4,617	(2,132)	6,118
Write-offs and reclassifications	(1,148)	(697)	(1,318)	(1,300)
Balance at end of period	$5,513	$10,873	$5,513	$10,873

Property and equipment, net:

The following tables summarize the carrying amounts and related accumulated depreciation for property and equipment as of May 31, 2021 and November 30, 2020:

	As of
	May 31, 2021	November 30, 2020
Land	$27,879	$29,000
Equipment, computers and software	454,334	476,243
Furniture and fixtures	92,809	90,944
Buildings, building improvements and leasehold improvements	358,748	336,194
Construction-in-progress	2,748	10,115
Total property and equipment, gross	$936,518	$942,496
Less: Accumulated depreciation	(537,096)	(490,847)
Property and equipment, net	$399,422	$451,649
Shown below are countries where 10% or more of the Company’s property and equipment, net are located:

	As of
	May 31, 2021	November 30, 2020
Property and equipment, net:
United States	$98,817	$149,903
Philippines	86,322	87,686
India	45,659	46,642
Others	168,624	167,418
Total	$399,422	$451,649

Goodwill:
The following table summarizes the changes in the Company’s goodwill for the period ended May 31, 2021:

Balance as of November 30, 2020	$1,836,050
Acquisition	3,502
Assets held for sale	(14,690)
Foreign exchange translation	13,038
Balance as of May 31, 2021	$1,837,900
Intangible assets, net:

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of May 31, 2021 and November 30, 2020:

	As of May 31, 2021			As of November 30, 2020
	Gross amounts	Accumulated amortization	Net amounts	Gross amounts	Accumulated amortization	Net amounts
Customer relationships	$1,379,090	$(645,488)	$733,602	$1,389,341	$(595,024)	$794,317
Technology	11,031	(8,386)	2,645	14,830	(11,045)	3,785
Trade names	7,014	(6,384)	630	6,846	(5,989)	857
	$1,397,135	$(660,258)	$736,877	$1,411,017	$(612,058)	$798,959
Estimated future amortization expense of the Company’s intangible assets is as follows:

Fiscal years ending November 30,
2021 (remaining 6 months)	$65,905
2022	118,412
2023	103,868
2024	85,947
2025	75,793
Thereafter	286,952
Total	$736,877

Accumulated other comprehensive income (loss):
The components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes, were as follows:

	Three Months Ended May 31, 2021 and 2020
	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustments, net of taxes	Total
Balance, February 29, 2020	$(29,922)	$10,788	$(49,928)	$(69,062)
Other comprehensive income (loss) before reclassification	(16)	2,537	(26,227)	(23,706)
Reclassification of gains from other comprehensive income (loss)	—	(3,440)	—	(3,440)
Balances at May 31, 2020	$(29,938)	$9,885	$(76,155)	$(96,208)

Balance, February 28, 2021	$(38,960)	$12,998	$11,837	$(14,125)
Other comprehensive income (loss) before reclassification	(72)	17,669	35,433	53,030
Reclassification of gains from other comprehensive income (loss)	—	(7,355)	—	(7,355)
Balances at May 31, 2021	$(39,032)	$23,312	$47,270	$31,550

	Six Months Ended May 31, 2021 and 2020
	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustments, net of taxes	Total
Balance, November 30, 2019	$(29,940)	$17,523	$(37,665)	$(50,082)
Other comprehensive income (loss) before reclassification	2	774	(38,490)	(37,714)
Reclassification of gains from other comprehensive income (loss)	—	(8,412)	—	(8,412)
Balances at May 31, 2020	$(29,938)	$9,885	$(76,155)	$(96,208)

Balance, November 30, 2020	$(38,584)	$29,239	$5,531	$(3,814)
Other comprehensive income (loss) before reclassification	(448)	10,599	41,739	51,890
Reclassification of gains from other comprehensive income (loss)	—	(16,526)	—	(16,526)
Balances at May 31, 2021	$(39,032)	$23,312	$47,270	$31,550
Refer to Note 6 for the location of gains and losses on cash flow hedges reclassified from other comprehensive income (loss) to the consolidated statements of operations. Reclassifications of amortization of actuarial (gains) losses of defined benefits plans is recorded in “Other expense (income), net” in the consolidated statement of operations.

Restructuring:

The following table presents the activity related to liabilities for restructuring charges of previous acquisitions for the three and six months ended May 31, 2021 and 2020:

	Three Months Ended May 31, 2021 and 2020
Restructuring costs	Severance and benefits	Facility and exit costs	Total
Accrued balance as of February 29, 2020	$1,753	$1,121	$2,874
Additional (release of) accrual during the period	(757)	11,849	11,092
Cash payments	(470)	(2,422)	(2,892)
Accrued balance as of May 31, 2020	$526	$10,548	$11,074

Accrued balance as of February 28, 2021	$—	$15,806	$15,806
Release of accrual during the period	—	(410)	(410)
Cash payments	—	(1,202)	(1,202)
Accrued balance as of May 31, 2021	$—	$14,194	$14,194

	Six Months Ended May 31, 2021 and 2020
Restructuring costs	Severance and benefits	Facility and exit costs	Total
Accrued balance as of November 30, 2019	$2,828	$14,164	$16,992
Additional (release of) accrual during the period	(321)	115	(206)
Cash payments	(1,981)	(3,731)	(5,712)
Accrued balance as of May 31, 2020	$526	$10,548	$11,074

Accrued balance as of November 30, 2020	$—	$17,810	$17,810
Release of accrual during the period	—	(410)	(410)
Cash payments	—	(3,206)	(3,206)
Accrued balance as of May 31, 2021	$—	$14,194	$14,194
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

Cash Flow Hedges
To protect gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s legal entities with functional currencies that are not U.S. dollars may hedge a portion of forecasted revenue or costs not denominated in the entities’ functional currencies. These instruments mature at various dates through May 2023. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of “Revenue” in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of costs are recognized as a component of “Cost of revenue” or “Selling, general and administrative expenses” in the same period as the related costs are recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions.
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

	As of
Balance Sheet Line Item	May 31, 2021	November 30, 2020
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$1,125,886	$1,153,352
Other current assets	13,988	15,666
Other accrued liabilities	4,362	6,215
Derivative instruments designated as cash flow hedges:
Foreign exchange forward contracts (notional value)	$819,820	$814,731
Other current assets and other assets	31,321	38,212
Other accrued liabilities and other long-term liabilities	30	309
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

	Locations of gain (loss) in income	For the three months ended		For the six months ended
		May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Derivative instruments designated as cash flow hedges
Gains recognized in OCI:
Foreign exchange forward contracts		$23,718	$3,381	$14,393	$1,031

Gains reclassified from AOCI into income:
Foreign exchange forward contracts
Gain reclassified from AOCI into income	Cost of revenue for services	$7,127	$3,149	$15,962	$7,755
Gain reclassified from AOCI into income	Selling, general and administrative expenses	2,746	1,436	6,104	3,455
Total		$9,873	$4,585	$22,066	$11,210

Derivative instruments not designated as hedging instruments:
Gain recognized from foreign exchange forward contracts, net(1)	Other income (expense), net	$20,808	$2,404	$18,041	$2,180
(1)    The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net gains in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $28,260.
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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of May 31, 2021				As of November 30, 2020
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$68,833	$68,833	$—	$—	$60,242	$60,242	$—	$—
Foreign government bond	1,537	1,537	—	—	1,355	1,355	—	—
Forward foreign currency exchange contracts	45,309	—	45,309	—	53,878	—	53,878	—
Liabilities:
Forward foreign currency exchange contracts	$4,392	$—	$4,392	$—	$6,524	$—	$6,524	$—
The Company’s cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Investment in foreign government bond classified as available-for-sale debt security is recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of long-term foreign currency exchange contracts are measured using valuations based upon quoted prices for similar assets and liabilities in active markets and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. The effect of nonperformance risk on the fair value of derivative instruments was not material as of May 31, 2021 and November 30, 2020.
The carrying values of term deposits with maturities less than one year, accounts receivable and accounts payable approximate fair value due to their short maturities and interest rates that are variable in nature. The carrying values of the outstanding balance on the Term Loan under the Company’s Credit Facility and the outstanding balance on the Securitization Facility approximate their fair values since they bear interest rates that are similar to existing market rates.
During the three and six months ended May 31, 2021 and 2020, there were no transfers between the fair value measurement category levels.

NOTE 8—BORROWINGS:
Borrowings consist of the following:

	As of
	May 31, 2021	November 30, 2020
Credit Facility - current portion of Term Loan component	$—	$33,750
Borrowings, current	$—	$33,750

Credit Facility - Term Loan component	$700,000	$866,250
Securitization Facility	262,500	250,000
Long-term debt, before unamortized debt discount and issuance costs	962,500	1,116,250
Less: unamortized debt discount and issuance costs	(3,342)	(4,888)
Long-term debt, net	$959,158	$1,111,362

Credit Facility

On October 16, 2020, Concentrix entered into a senior secured credit facility, which provides for the extension of revolving loans of up to $600,000 (the “Revolver”) and term loan borrowings of up to $900,000 (the “Term Loan” and, together with the Revolver, the “Credit Facility”). On November 30, 2020, in connection with the spin-off, the Company incurred $900,000 of initial Term Loan borrowings under the Credit Facility. Substantially all of the proceeds from such indebtedness, net of debt issuance costs, were transferred to SYNNEX on November 30, 2020 to eliminate debt owed by Concentrix to SYNNEX and in exchange for the contribution of certain Concentrix trademarks from SYNNEX to Concentrix.
The Credit Facility matures on November 30, 2025. Beginning May 31, 2021, the outstanding principal amount of the Term Loan is payable in quarterly installments of $11,250 with the unpaid balance due in full on the maturity date. Concentrix may prepay the loans under the Credit Facility at any time without penalty, other than breakage fees. During the three and six months ended May 31, 2021, the Company paid $150,000 and $200,000 of the principal balance on the Term Loan, respectively.
Concentrix may request, subject to obtaining commitments from any participating lenders and certain other conditions, incremental commitments to increase the amount of the Revolver or the Term Loan available under the Credit Facility in an aggregate principal amount equal to $450,000, plus an additional amount, so long as after giving effect to the incurrence of such additional amount, the Company’s pro forma first lien leverage ratio (as defined in the Credit Facility) would not exceed 3.00 to 1.00.
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
The Credit Facility contains various loan covenants that restrict the ability of Concentrix and its subsidiaries to take certain actions, including, incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, entering into certain transactions with affiliates or changing the nature of their business. In addition, the Credit Facility contains financial covenants that require Concentrix to maintain at the end of each fiscal quarter, (i) a consolidated leverage ratio (as defined in the Credit Facility) not to exceed 3.75 to 1.0 and (ii) a consolidated interest coverage ratio (as defined in the Credit Facility) equal to or greater than 3.00 to 1.0. The Credit Facility also contains various customary events of default, including payment defaults, defaults under certain other indebtedness, and a change of control of Concentrix.
At May 31, 2021 and November 30, 2020, no amounts were outstanding under the Revolver.
Securitization Facility
On October 30, 2020, Concentrix entered into a $350,000 accounts receivable securitization facility (the “Securitization Facility”) pursuant to certain agreements, including a Receivables Financing Agreement and a Receivables Purchase Agreement. On November 30, 2020, in connection with the spin-off, the Company incurred $250,000 of borrowings under the Securitization Facility. Substantially all of the proceeds from such indebtedness were transferred to SYNNEX on November 30, 2020 to eliminate debt owed by Concentrix to SYNNEX and in exchange for the contribution of certain Concentrix trademarks from SYNNEX to Concentrix.
Under the Securitization Facility, Concentrix and certain of its subsidiaries (the “Originators”) sell or otherwise transfer all of their accounts receivable to a special purpose bankruptcy-remote subsidiary of Concentrix (the “Borrower”) that grants a security interest in the receivables to the lenders in exchange for available borrowings of up to $350,000. The amount received under the Securitization Facility is recorded as debt on the Company’s consolidated balance sheets. Borrowing availability under the Securitization Facility may be limited by our accounts receivables balances, changes in the credit ratings of the clients comprising the receivables, client concentration levels in the receivables, and certain characteristics of the accounts receivable being transferred (including factors tracking performance of the accounts receivable over time). In May 2021, the Company entered into an amendment of the Securitization Facility to remove CIS as an Originator. The Securitization Facility has a termination date of October 28, 2022.
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
The Borrower’s sole business consists of the purchase or acceptance through capital contributions of the receivables and related security from the Originators and the subsequent retransfer of or granting of a security interest in such receivables and related security to the administrative agent under the Securitization Facility for the benefit of the lenders. The Borrower is a separate legal entity with its own separate creditors who will be entitled, upon its liquidation, to be satisfied out of the Borrower’s assets prior to any assets or value in the Borrower becoming available to the Borrower’s equity holders, and the assets of the Borrower are not available to pay creditors of Concentrix and its subsidiaries.
Covenant compliance
As of May 31, 2021, Concentrix was in compliance with all covenants for the above arrangements.

NOTE 9—EARNINGS PER SHARE:

Basic and diluted earnings per share (“EPS”) are computed using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating securities, according to dividends declared and participation rights in undistributed earnings. The Company’s restricted stock awards are considered participating securities because they are legally issued at the grant date and holders have a non-forfeitable right to receive dividends.

Basic EPS is generally computed by dividing net income attributable to common stockholders by the weighted-average shares of common stock outstanding during the period. Diluted earnings per share is generally computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of restricted stock units and stock options are reflected in diluted net income per share by applying the treasury stock method. There were no Concentrix equity awards outstanding prior to the spin-off, thus the computation of basic and diluted earnings per common share for all prior periods disclosed is calculated using the shares issued in connection with the spin-off of 51.6 million shares.

	Three Months Ended		Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Basic earnings per common share:
Net income	$82,904	$2,470	$171,715	$54,787
Less: net income allocated to participating securities(1)	(1,272)	—	(2,346)	—
Net income attributable to common stockholders	$81,632	$2,470	$169,369	$54,787

Weighted-average number of common shares - basic	51,275	51,602	51,215	51,602

Basic earnings per common share	$1.59	$0.05	$3.31	$1.06

Diluted earnings per common share:
Net income	$82,904	$2,470	$171,715	$54,787
Less: net income allocated to participating securities(1)	(1,254)	—	(2,314)	—
Net income attributable to common stockholders	$81,650	$2,470	$169,401	$54,787

Weighted-average number of common shares - basic	51,275	51,602	51,215	51,602
Effect of dilutive securities:
Stock options and restricted stock units	730	—	713	—
Weighted-average number of common shares - diluted	52,005	51,602	51,928	51,602

Diluted earnings per common share	$1.57	$0.05	$3.26	$1.06
(1)Restricted stock awards granted to employees by the Company are considered participating securities.

NOTE 10—REVENUE:
Disaggregated revenue
In the following table, the Company’s revenue is disaggregated by primary industry verticals:

	Three Months Ended		Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Industry vertical:
Technology and consumer electronics	$417,277	$327,997	$830,095	$651,910
Communications and media	254,860	210,684	503,650	474,248
Retail, travel and ecommerce	231,966	168,380	470,967	367,294
Banking, financial services and insurance	228,816	168,283	437,900	360,987
Healthcare	115,418	84,965	240,642	182,290
Other	121,541	106,053	239,902	218,254
Total	$1,369,878	$1,066,363	$2,723,156	$2,254,982
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

Prior to December 1, 2020, the Company consisted of the CX business of SYNNEX and thus, transactions with SYNNEX were considered related party transactions. On December 1, 2020, in connection with the spin-off, the Company became an independent publicly-traded company. The following table presents the Company’s related party transactions with SYNNEX for the three and six months ended May 31, 2020:

	May 31, 2020
	Three Months Ended	Six Months Ended
Revenue from customer experience services to former parent	$4,652	$10,098
Interest expense on borrowings from former parent	13,496	31,859
Interest income on borrowings made to former parent	383	982
Corporate allocations	393	787
Share-based compensation	3,840	8,102
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
NOTE 12—PENSION AND EMPLOYEE BENEFITS PLANS:
The Company has a 401(k) plan in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in the 401(k) plan on the first day of the month after their employment date. The Company may make discretionary contributions under the plan. Employees in most of the Company’s non-U.S. legal entities are covered by government mandated defined contribution plans. During the three and six months ended May 31, 2021, the Company contributed $18,967 and $39,141, respectively, to defined contribution plans. During the three and six months ended May 31, 2020, the Company contributed $14,962 and $30,438, respectively, to defined contribution plans.
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
Net benefit costs related to defined benefit plans were $3,372 and $6,683, during the three and six months ended May 31, 2021, respectively. Net benefit costs related to defined benefit plans were $2,665 and $5,941, during the three and six months ended May 31, 2020, respectively. On an aggregate basis, the plans were underfunded by $127,689 and $134,399 at May 31, 2021 and November 30, 2020, respectively.
NOTE 13—INCOME TAXES:
Income taxes consist of current and deferred tax expense resulting from income earned in domestic and international jurisdictions. For the three and six months ended May 31, 2020, although the Company was included in the consolidated tax returns of SYNNEX in certain jurisdictions, the Company’s tax provision was recorded as if Concentrix had filed its taxes on a stand-alone basis. As a result, Concentrix calculated a hypothetical tax as part of the SYNNEX consolidated group, which resulted in an expense adjustment to increase the income tax provision by $4,298 and $6,051, respectively, for the three and six months ended May 31, 2020. The offset to the hypothetical tax expense was reflected in parent company investment, a component of equity in the Company’s consolidated balance sheet prior to the spin-off. The effective tax rates for the three and six months ended May 31, 2021 and 2020 were impacted by the geographic mix of worldwide income and certain discrete items, which included an additional expense of $9,247 in the second quarter of 2021 related to the change in our indefinite reinvestment assertion for CIS.
The liability for unrecognized tax benefits was $63,054 and $62,315 at May 31, 2021 and November 30, 2020, respectively, and is included in other long-term liabilities in the consolidated balance sheets. As of May 31, 2021 and November 30, 2020, the total amount of unrecognized tax benefits that would affect income tax expense if recognized in the consolidated financial statements was $55,561 and $54,910, respectively. This amount includes net interest and penalties of $14,064 and $14,402 for the respective periods. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between approximately $11,000 and $28,000 in the next twelve months; however, actual developments in this area could differ from those currently expected.

NOTE 14— LEASES:
The Company leases certain of its facilities and equipment under operating lease agreements, which expire in various periods through 2035. The Company’s finance leases are not material.
The following table presents the various components of lease costs:

	Three Months Ended		Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Operating lease cost	$51,122	$49,964	$102,563	$110,202
Short-term least cost	3,819	2,986	7,527	6,267
Variable lease cost	10,014	5,383	20,134	17,887
Sublease income	(419)	(88)	(891)	(134)
Total operating lease cost	$64,536	$58,245	$129,333	$134,222
The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five years and thereafter as of May 31, 2021:

Fiscal Years Ending November 30,
2021 (remaining six months)	$97,562
2022	175,183
2023	134,738
2024	96,177
2025	59,730
Thereafter	43,661
Total payments	607,051
Less: imputed interest*	72,133
Total present value of lease payments	$534,918
*Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.
The following amounts were recorded in the consolidated balance sheets related to the Company’s operating leases:

		As of
		May 31, 2021	November 30, 2020
Operating lease ROU assets	Other assets, net	$513,972	$506,368
Current operating lease liabilities	Other accrued liabilities	156,554	163,052
Non-current operating lease liabilities	Other long-term liabilities	378,364	373,644
The following table presents supplemental cash flow information related to the Company’s operating leases. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Six Months Ended
	May 31, 2021	May 31, 2020
Cash paid for amounts included in the measurement of lease liabilities	$107,926	$100,942
Non-cash ROU assets obtained in exchange for lease liabilities	76,374	48,307

The weighted-average remaining lease term and discount rate as of May 31, 2021 and November 30, 2020 were as follows:

	As of
	May 31, 2021	November 30, 2020
Weighted-average remaining lease term (years)	3.99	3.97
Weighted-average discount rate	5.79%	6.97%
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

In December 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization in March 2020. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and labor force participation, and created significant volatility and disruption of financial markets. We successfully transitioned a significant portion of our workforce to a remote working environment throughout the second quarter of 2020 and implemented a number of safety and social distancing measures in our sites to protect the health and safety of employees. During the six months ended May 31, 2021, almost all of our workforce was productive. We incurred net costs of approximately $10 million and $20 million associated with COVID-19 during the three and six months ended May 31, 2021, respectively, in comparison to approximately $53 million in the three and six months ended May 31, 2020. The COVID-19 related costs consist of certain out-of- pocket costs and non-productive workforce costs.
The extent of the continued impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration, spread and severity of the pandemic, country and state restrictions regarding virus containment, the availability and effectiveness of vaccines and treatment options, accessibility to the Company’s delivery and operations locations, our continued utilization of remote work environments in response to future health and safety restrictions, and the impact to the Company’s clients’ businesses and the demand for their products and services, all of which are uncertain and cannot be predicted. We are unable to predict how long the pandemic conditions will persist in regions in which we operate, if or when countries or localities may experience an increase in COVID-19 cases, what additional measures may be introduced by governments or our clients in response to the pandemic generally or to an increase in COVID-19 cases in a particular country or locality, and the effect of any such additional measures on our business. As a result, many of the estimates and assumptions involved in preparation of the consolidated financial statements included in this Quarterly Report on Form 10-Q required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve with respect to the pandemic and the global recovery from the pandemic, our estimates may materially change in future periods. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.
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
Our cost of revenue consists primarily of personnel costs related to the delivery of our solutions. The costs of our revenue can be impacted by the mix of client contracts, where we deliver the customer experience solution, additional lead time for programs to be fully scalable, and transition and initial set-up costs. Our cost of revenue as a percentage of revenue has also fluctuated in the past, based primarily on our ability to achieve economies of scale, the management of our operating expenses, and the timing and costs incurred related to our acquisitions and investments.
In the second quarter of 2021 and 2020, approximately 84% and 79% of our revenue was generated from our non-U.S. operations, and approximately 62% and 65%, respectively, of our revenue was priced in U.S. dollars and we expect this to continue. As a result, we have certain client contracts that are priced in non-U.S. dollar currencies for which a substantial portion of the costs to deliver the services are in other currencies. Accordingly, our revenue may be earned in currencies that are different from the currencies in which we incur corresponding expenses. Fluctuations in the value of currencies, such as the Philippine Peso, the Indian Rupee, and the Canadian Dollar, against the U.S. dollar or other currencies in which we bill our clients, and inflation in the local economies in which these delivery centers are located, can impact the operating and labor costs in these delivery centers, which can result in reduced profitability. As a result, our revenue growth, costs and profitability have been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates.
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
Critical Accounting Policies and Estimates
During the three and six months ended May 31, 2021, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2020.

Results of Operations – Three and Six Months Ended May 31, 2021 and 2020

	Three Months Ended		Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020

	($ in thousands)
Revenue	$1,369,878	$1,066,363	$2,723,156	$2,254,982
Cost of revenue	887,149	721,193	1,754,377	1,464,622
Gross profit	482,729	345,170	968,779	790,360
Selling, general and administrative expenses	354,505	321,590	705,666	678,569
Operating income	128,224	23,580	263,113	111,791
Interest expense and finance charges, net	6,745	12,928	14,448	30,513
Other expense (income), net	(3,546)	(1,641)	257	(4,876)
Income before income taxes	125,025	12,293	248,408	86,154
Provision for income taxes	42,121	9,823	76,693	31,367
Net income	$82,904	$2,470	$171,715	$54,787
Revenue

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2021	May 31, 2020	2021 to 2020	May 31, 2021	May 31, 2020	2021 to 2020

	($ in thousands)			($ in thousands)
Industry vertical:
Technology and consumer electronics	$417,277	$327,997	27.2%	$830,095	$651,910	27.3%
Communications and media	254,860	210,684	21.0%	503,650	474,248	6.2%
Retail, travel and ecommerce	231,966	168,380	37.8%	470,967	367,294	28.2%
Banking, financial services and insurance	228,816	168,283	36.0%	437,900	360,987	21.3%
Healthcare	115,418	84,965	35.8%	240,642	182,290	32.0%
Other	121,541	106,053	14.6%	239,902	218,254	9.9%
Total	$1,369,878	$1,066,363	28.5%	$2,723,156	$2,254,982	20.8%
We generate revenue by delivering our CX solutions to our clients categorized in the above primary industry verticals. These solutions focus on customer engagement, process optimization, and back-office automation.
Our revenue increased 28.5% in the three months ended May 31, 2021, compared to the three months ended May 31, 2020, reflecting increased volumes across all verticals. The increase for the three months ended May 31, 2021 also reflects certain increases over the prior period due to “shelter-in-place restrictions” in response to COVID-19 and COVID-19 impacts on our employees’ ability to work productively despite client demand during the three months ended May 31, 2020. Revenue from clients in our technology and consumer electronics vertical increased in the three months ended May 31, 2021 as a result of increased volumes from a broad-based group of hardware and software manufacturing clients. Revenue from clients in our communications and media vertical increased due to higher volumes over the prior period, primarily as a result of prior year impacts from COVID-19 that did not recur in the current period. Revenue from clients in our retail, travel and ecommerce vertical increased due to an increase in volumes across the majority of our retail and ecommerce clients and increased volumes in several travel and tourism clients. Revenue from clients in the banking, financial services and insurance vertical increased due to increased volumes from several banking clients. Revenue from clients in our healthcare vertical increased due to increased volumes across the majority of health insurance clients. Revenue from clients in our other vertical increased reflecting growth with several government clients. Also contributing to the increase in total revenue in the three months ended May 31, 2021 was a favorable translation effect of foreign currencies of $44.8 million, or 4.2%. The positive foreign currency translation effect on revenue was primarily due to the strengthening of the euro, British pound and Australian dollar against the U.S. dollar.

Our revenue increased 20.8% in the six months ended May 31, 2021, compared to the six months ended May 31, 2020, reflecting increased volumes across all verticals and the impact of the aforementioned shelter-in-place restrictions in the prior period. Revenue from clients in our technology and consumer electronics vertical increased in the first half of 2021 as a result of increased volumes from a broad-based group of hardware and software manufacturing clients. Revenue from clients in our communications and media vertical increased in the first half of the fiscal year due to higher volumes over the prior period, primarily as a result of prior year impacts from COVID-19 that did not recur in the current period, partially offset by our portfolio balancing efforts. Revenue from clients in our retail, travel and ecommerce vertical increased due to an increase in volumes across the majority of our retail and ecommerce clients, partially offset by a decrease in volumes in several travel and tourism clients during the first half of the year. Revenue from clients in the banking, financial services and insurance vertical increased due to increased volumes from several banking clients. Revenue from clients in our healthcare vertical increased due to increased volumes across the majority of health insurance clients. Revenue from clients in our other vertical increased reflecting growth with several government clients, partially offset by a slight decrease in revenue from a few automotive clients. Also contributing to the increase in total revenue in the six months ended May 31, 2021 was a favorable translation effect of foreign currencies of $70.5 million, or 3.1%. The positive foreign currency translation effect on revenue was primarily due to the strengthening of the euro, British pound and Australian dollar against the U.S. dollar.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2021	May 31, 2020	2021 to 2020	May 31, 2021	May 31, 2020	2021 to 2020

	($ in thousands)			($ in thousands)
Cost of revenue	$887,149	$721,193	23.0%	$1,754,377	$1,464,622	19.8%
Gross profit	482,729	345,170	39.9%	968,779	790,360	22.6%
Gross margin %	35.2%	32.4%		35.6%	35.0%
Cost of revenue consists primarily of personnel costs. Gross margins can be impacted by resource location, client mix and pricing, additional lead time for programs to be fully scalable, and transition and initial set-up costs.
Our cost of revenue increased by 23.0% in the three months ended May 31, 2021 compared to the three months ended May 31, 2020, primarily due to the increase in revenue combined with foreign currency impacts of $38.9 million on the cost of revenue. The increases were partially offset by a decrease in COVID-19 related costs of approximately $36 million. The foreign currency impact on the cost of revenue was caused primarily by the strengthening of the Canadian dollar, euro, British pound and Philippine Peso against the U.S. dollar.

Our gross profit increased 39.9% and our gross margin percentage increased to 35.2% from 32.4% in the three months ended May 31, 2021, compared to the three months ended May 31, 2020, primarily due to the increase in revenue, a net favorable foreign currency impact of $5.9 million on gross profit and the decrease in COVID-19 related costs.

Our cost of revenue increased by 19.8% in the six months ended May 31, 2021 compared to the six months ended May 31, 2020, primarily due to the increase in revenue combined with foreign currency impacts of $58.1 million on the cost of revenue. The increases were partially offset by a decrease in COVID-19 related costs of approximately $26 million. The foreign currency impact on the cost of revenue was caused primarily by the strengthening of the Canadian dollar, euro, British pound and Philippine Peso against the U.S. dollar.

Our gross profit increased 22.6% and our gross margin percentage increased to 35.6% from 35.0% in the six months ended May 31, 2021 compared to the six months ended May 31, 2020, primarily due to the increase in revenue, a net favorable foreign currency impact of $12.4 million on gross profit and the decrease in COVID-19 related costs. Our gross margin was also impacted by the mix of geographies where our services were delivered.

Selling, General and Administrative Expenses

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2021	May 31, 2020	2021 to 2020	May 31, 2021	May 31, 2020	2021 to 2020

	($ in thousands)			($ in thousands)
Selling, general and administrative expenses	$354,505	$321,590	10.2%	$705,666	$678,569	4.0%
Percentage of revenue	25.9%	30.2%		25.9%	30.1%
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
Our selling, general and administrative expenses increased in the three months ended May 31, 2021, compared to the three months ended May 31, 2020, primarily due to increases in expenses to support our revenue growth, foreign currency impacts of $12.1 million, an increase in depreciation expense included in selling, general, and administrative expenses of $5.7 million and an increase in share-based compensation expense of $5.4 million. These increases were partially offset by a decrease in acquisition-related and integration expenses of $3.2 million, a decrease in amortization of intangible assets included in selling, general and administrative expenses of $1.8 million and a decrease in COVID-19 related expenses of approximately $7 million. These items and scale efficiencies resulted in a decrease in selling, general and administrative expenses as a percentage of revenue from 30.2% in the second fiscal quarter of 2020 to 25.9% in the second fiscal quarter of 2021.

Our selling, general and administrative expenses increased in the six months ended May 31, 2021 compared to the six months ended May 31, 2020 primarily due to increases in expenses to support our revenue growth, foreign currency impacts of $17.0 million, an increase in depreciation expense included in selling, general, and administrative expenses of $9.1 million, and an increase in share-based compensation expense of $8.3 million. These increases were partially offset by a decrease in acquisition-related and integration expenses of $17.6 million, a decrease in amortization of intangible assets included in selling, general and administrative expenses of $4.2 million and a decrease in COVID-19 related expenses of approximately $7 million. These items and scale efficiencies resulted in a decrease in selling, general and administrative expenses as a percentage of revenue from 30.1% in the in the six months ended May 31, 2020 to 25.9% in the six months ended May 31, 2021.
Operating Income

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2021	May 31, 2020	2021 to 2020	May 31, 2021	May 31, 2020	2021 to 2020

	($ in thousands)			($ in thousands)
Operating income	$128,224	$23,580	443.8%	$263,113	$111,791	135.4%
Operating margin	9.4%	2.2%		9.7%	5.0%
Our operating income and operating margin increased during the three and six months ended May 31, 2021 in comparison to comparable prior year periods due to increases in gross profit and the reduction in selling, general and administrative expenses as a percentage of revenue.
Interest Expense and Finance Charges, Net

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2021	May 31, 2020	2021 to 2020	May 31, 2021	May 31, 2020	2021 to 2020

	($ in thousands)			($ in thousands)
Interest expense and finance charges, net	$6,745	$12,928	(47.8)%	$14,448	$30,513	(52.6)%
Percentage of revenue	0.5%	1.2%		0.5%	1.4%
Amounts recorded in interest expense and finance charges, net, for the three and six months ended May 31, 2021 consist primarily of interest on third-party borrowings as a result of our debt incurred in connection with the spin-off, while amounts recorded for the prior periods related primarily to interest on borrowings from SYNNEX. The reduction in interest expense for the three and six months ended May 31, 2021 in comparison to comparable prior year periods reflects the reduction of outstanding borrowings and more favorable interest rate terms on the borrowings in the current periods in comparison to prior year periods.
Other Expense (Income), Net

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2021	May 31, 2020	2021 to 2020	May 31, 2021	May 31, 2020	2021 to 2020

	($ in thousands)			($ in thousands)
Other expense (income), net	$(3,546)	$(1,641)	116.1%	$257	$(4,876)	(105.3)%
Percentage of revenue	(0.3)%	(0.2)%		—%	(0.2)%
Amounts recorded as other expense (income), net include foreign currency transaction gains and losses, other than cash flow hedges, investment gains and losses, non-service component of pension costs, and other non-operating gains and losses.

Other expense (income), net in the three months ended May 31, 2021 resulted in an increase in income over the prior period primarily due to favorable foreign currency transaction changes.
Other expense (income), net in the six months ended May 31, 2021 was income of $0.3 million, in comparison to income of $4.9 million in the six months ended May 31, 2020. The change in other expense (income), net was primarily due to a favorable resolution of a previously-recognized tax indemnity obligation in the six months ended May 31, 2020 that did not recur in the six months ended May 31, 2021 and unfavorable foreign currency transaction changes of $3.0 million compared to the prior year period.

Provision for Income Taxes

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2021	May 31, 2020	2021 to 2020	May 31, 2021	May 31, 2020	2021 to 2020

	($ in thousands)			($ in thousands)
Provision for income taxes	$42,121	$9,823	328.8%	$76,693	$31,367	144.5%
Percentage of income before income taxes	33.7%	79.9%		30.9%	36.4%
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and international jurisdictions. For the three and six months ended May 31, 2020, although we were included in the consolidated tax returns of SYNNEX in certain jurisdictions, our tax provision was recorded as if we had filed our taxes on a stand-alone basis.
Our provision for income taxes increased in the three and six months ended May 31, 2021 compared to the prior year periods, primarily due to the increase in income before taxes for both periods and an additional expense of $9.2 million related to the change in our indefinite reinvestment assertion during the second quarter of 2021 for Concentrix Insurance Solutions (“CIS”). The effective tax rate for the three months and six months ended May 31, 2021 decreased compared to the prior year periods due to the change in mix of income earned in different tax jurisdictions between periods.

Certain Non-GAAP Financial Information

In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:
•Constant currency revenue growth, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Constant currency revenue growth is calculated by translating the revenue of each fiscal year in the billing currency using their comparable prior year’s currency conversion rate in comparison to prior year’s revenue. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates.
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
•Non-GAAP net income, which is net income excluding the tax effected impact of acquisition-related and integration expenses, including related restructuring costs, spin-off related expenses, amortization of intangible assets, share-based compensation and the income tax effect of assets held for sale.
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

•Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share, tax effected impact of acquisition-related and integration expenses, including related restructuring costs, spin-off related expenses, amortization of intangible assets, share-based compensation and the income tax effect of assets held for sale.

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

	Three Months Ended		Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020

	($ in thousands except per share amounts)
Revenue	$1,369,878	$1,066,363	$2,723,156	$2,254,982
Foreign currency translation	(44,766)	—	(70,480)	—
Revenue in constant currency	$1,325,112	$1,066,363	$2,652,676	$2,254,982

Operating income	$128,224	$23,580	$263,113	$111,791
Acquisition-related and integration expenses	—	3,198	—	17,550
Spin-off related expenses	—	506	—	1,506
Amortization of intangibles	34,597	36,379	69,198	73,357
Share-based compensation	9,283	3,840	16,401	8,102
Non-GAAP operating income	$172,104	$67,503	$348,712	$212,306

Net income	$82,904	$2,470	$171,715	$54,787
Interest expense and finance charges, net	6,745	12,928	14,448	30,513
Provision for income taxes	42,121	9,823	76,693	31,367
Other expense (income), net	(3,546)	(1,641)	257	(4,876)
Acquisition-related and integration expenses	—	3,198	—	17,550
Spin-off related expenses	—	506	—	1,506
Amortization of intangibles	34,597	36,379	69,198	73,357
Share-based compensation	9,283	3,840	16,401	8,102
Depreciation (excluding accelerated depreciation included in acquisition-related and integration expenses above)	36,226	30,161	72,225	61,822
Adjusted EBITDA	$208,330	$97,664	$420,937	$274,128

Operating margin	9.4%	2.2%	9.7%	5.0%
Non-GAAP operating margin	12.6%	6.3%	12.8%	9.4%
Adjusted EBITDA margin	15.2%	9.2%	15.5%	12.2%

Net income	$82,904	$2,470	$171,715	$54,787
Acquisition-related and integration expenses	—	3,198	—	17,550
Spin-off related expenses	—	506	—	1,506
Amortization of intangibles	34,597	36,379	69,198	73,357
Share-based compensation	9,283	3,840	16,401	8,102
Income taxes related to the above(1)	(11,107)	(11,125)	(21,674)	(24,594)
Income tax effect of assets held for sale(2)	9,247	—	9,247	—
Non-GAAP net income	$124,924	$35,268	$244,887	$130,708

Diluted earnings per common share (“EPS”)	$1.57	$0.05	$3.26	$1.06
Acquisition-related and integration expenses	—	0.06	—	0.34
Spin-off related expenses	—	0.01	—	0.03
Amortization of intangibles	0.66	0.70	1.31	1.42
Share-based compensation	0.18	0.07	0.31	0.16
Income taxes related to the above(1)	(0.22)	(0.21)	(0.41)	(0.48)
Income tax effect of assets held for sale(2)	0.18	—	0.18	—
Non-GAAP Diluted EPS	$2.37	$0.68	$4.65	$2.53

(1)The tax effect of taxable and deductible non-GAAP adjustments was calculated using the tax deductible portion of the expenses and applying the entity specific, statutory tax rates applicable to each item during the respective fiscal years.
(2)In the second quarter of fiscal year 2021, we announced a definitive agreement to sell our CIS business and, therefore, we are no longer indefinitely reinvested with respect to our investment in this subsidiary. This amount represents the income tax impact of the change in this reinvestment assertion.

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

On November 30, 2020, in connection with the spin-off, we incurred $900 million of initial Term Loan borrowings under the Credit Facility and $250 million of borrowings under the Securitization Facility. Substantially all of the proceeds from such indebtedness, net of debt issuance costs, were transferred to SYNNEX on November 30, 2020 to eliminate debt owed by the Company to SYNNEX and in exchange for the contribution of certain Company trademarks from SYNNEX to the Company. We had no outstanding borrowings on the Revolver as of May 31, 2021 or November 30, 2020.

The Credit Facility matures on November 30, 2025. Beginning May 31, 2021, the outstanding principal amount of the Term Loan is payable in quarterly installments of $11.25 million with the unpaid balance due in full on the maturity date. We may prepay the loans under the Credit Facility at any time without penalty, other than breakage fees. During the three and six months ended May 31, 2021, we paid $150 million and $200 million of the principal balance on the Term Loan, respectively.

We may request, subject to obtaining commitments from any participating lenders and certain other conditions, incremental commitments to increase the amount of the Revolver or Term Loan available under the Credit Facility in an aggregate principal amount equal to $450 million, plus an additional amount, so long as after giving effect to the incurrence of such additional amount, our pro forma first lien leverage ratio (as defined in the Credit Facility) would not exceed 3.00 to 1.00.

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

The Credit Facility contains various loan covenants that restrict the ability of Concentrix and its subsidiaries to take certain actions, including incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, entering into certain transactions with affiliates or changing the nature of our business. In addition, the Credit Facility contains financial covenants that require us to maintain at the end of each fiscal quarter, (i) a consolidated leverage ratio (as defined in the Credit Facility) not to exceed 3.75 to 1.0 and (ii) a consolidated interest coverage ratio (as defined in the Credit Facility) equal to or greater than 3.00 to 1.0. The Credit Facility also contains various customary events of default, including payment defaults, defaults under certain other indebtedness, and a change of control of Concentrix.

The Securitization Facility has a termination date of October 28, 2022. Under the Securitization Facility, Concentrix and certain of its U.S. based subsidiaries (the "Originators") sell or otherwise transfer all of their accounts receivable to a special purpose bankruptcy-remote subsidiary of Concentrix that grants a security interest in the receivables to the lenders in exchange for available borrowings of up to $350 million. Borrowing availability under the Securitization Facility may be limited by our accounts receivables balances, changes in the credit ratings of our clients comprising the receivables, client concentration levels in the receivables, and certain characteristics of the accounts receivable being transferred (including factors tracking performance of the accounts receivable over time). In May 2021, we amended the Securitization Facility to remove CIS as an Originator.

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

As of May 31, 2021, we were in compliance with the debt covenants related to our debt arrangements.

Cash Flows – Six Months Ended May 31, 2021 and 2020
The following summarizes our cash flows for the six months ended May 31, 2021 and 2020, as reported in our consolidated statement of cash flows in the accompanying consolidated financial statements.

	Six Months Ended
	May 31, 2021	May 31, 2020

	($ in thousands)
Net cash provided by operating activities	$239,115	$297,201
Net cash used in investing activities	(73,773)	(66,384)
Net cash used in financing activities	(182,586)	(212,936)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,626)	(3,178)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(23,870)	$14,703
Cash, cash equivalents and restricted cash at beginning of year	156,351	83,514
Cash, cash equivalents and restricted cash at the end of the period	$132,481	$98,217
Operating Activities
Net cash provided by operating activities was $239.1 million for the six months ended May 31, 2021, primarily generated from our net income of $171.7 million and adjustments for non-cash items of $153.6 million, partially offset by an increase in accounts receivable of $10.9 million and a total net change in accounts payable, payable to former parent, and other operating assets and liabilities of $75.3 million. The adjustments for non-cash items primarily consist of depreciation, amortization and share-based compensation expenses, partially offset by the provision for doubtful accounts and deferred tax impacts.
Net cash provided by operating activities was $297.2 million for the six months ended May 31, 2020, primarily generated from our net income of $54.8 million, adjustments for non-cash items of $142.1 million, a decrease in accounts receivable of $41.4 million and a total net change in accounts payable, payable to former parent, and other operating assets and liabilities of $58.9 million. The adjustments for non-cash items primarily consist of depreciation, amortization, hypothetical current tax expense recorded for separate tax return basis presentation, share-based compensation expenses and the provision for doubtful accounts, partially offset by deferred tax impacts.

Investing Activities

Net cash used in investing activities for the six months ended May 31, 2021 was $73.8 million, resulting primarily from $70.8 million of capital expenditures to support our growth and $3.0 million in payments related to an acquisition.
Net cash used in investing activities for the six months ended May 31, 2020 was $66.4 million, primarily resulting from $69.2 million of capital expenditures to support our growth, less a $5.5 million repayment received related to a loan from a non-Concentrix subsidiary of the former parent as part of its centralized treasury operation.
Financing Activities
Net cash used by financing activities for the six months ended May 31, 2021 was $182.6 million, consisting primarily of principal payments of $200.0 million under the Credit Facility partially offset by net third-party borrowings of $12.5 million under the Securitization Facility and proceeds from the exercise of stock options and employee stock purchase plan of $5.4 million.
Net cash used by financing activities for the six months ended May 31, 2020 was $212.9 million, consisting entirely of repayments on borrowings from SYNNEX.
We believe our current cash balances and credit availability are enough to support our operating activities for at least the next twelve months.
Free Cash Flow (a non-GAAP measure)

	Six Months Ended
	May 31, 2021	May 31, 2020

	($ in thousands)
Net cash provided by operating activities	$239,115	$297,201
Purchases of property and equipment	(70,758)	(69,241)
Free cash flow (a non-GAAP measure)	$168,357	$227,960
Our free cash flow was $168.4 million for the six months ended May 31, 2021 compared to $228.0 million for the six months ended May 31, 2020. The decrease in free cash flow for the six months ended May 31, 2021 as compared to the six months ended May 31, 2020 primarily reflects the increase in accounts receivable as a result of our strong growth in the first half of 2021, along with higher payroll and incentive payments for the six months ended May 31, 2021 as compared to the six months ended May 31, 2020.
Capital Resources
As of May 31, 2021, we had total liquidity of approximately $819 million, which includes undrawn capacity of $600 million on the Credit Facility, undrawn capacity of $87.5 million on the Securitization Facility and cash and cash equivalents.
Our cash and cash equivalents totaled $131.2 million and $152.7 million as of May 31, 2021 and November 30, 2020, respectively. Of our total cash and cash equivalents, 98% and 89% were held by our non-U.S. legal entities as of May 31, 2021 and November 30, 2020, respectively. Our cash and cash equivalents held by our non-U.S. legal entities are no longer subject to U.S. federal tax on repatriation into the United States. Repatriation of some non-U.S. balances is restricted by local laws. Historically, we have fully utilized and reinvested all non-U.S. cash to fund our international operations and expansion; however, the Company has recorded deferred tax liabilities related to non-U.S. withholding taxes on the earnings of certain previously acquired non-U.S. entities that are likely to be repatriated in the future. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of the state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
We are and will be exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from changes in market rates and prices. Our risk management strategy includes managing these risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. We utilize derivative financial instruments to hedge economic exposures, as well as reduce earnings and cash flow volatility resulting from shifts in market rates. In using derivative financial instruments to hedge our exposures to changes in exchange rates, we expose ourselves to counterparty credit risk. We manage our exposure to counterparty credit risk by entering into derivative financial instruments with investment grade-rated institutions that can be expected to perform fully under the terms of the agreements and by diversifying the financial institutions with which we enter into such agreements. There can be no guarantee that the risk management activities that we have entered into will be sufficient to fully offset market risk or reduce earnings and cash flow volatility resulting from shifts in market rates. See Note 6 of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional discussion of our financial risk management.
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
We serve many of our U.S.-based, European and British clients from our customer experience delivery centers located around the world. As a result, a substantial portion of the costs to deliver these services are denominated in the local currency of the country where the services are performed. This creates a foreign exchange exposure for us. As of May 31, 2021, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in certain foreign currencies by entering into hedging contracts with institutions to acquire a total of PHP 29,410.0 million at a fixed price of $582.1 million at various dates through May 2023; and INR 16,135.0 million at a fixed price of $206.5 million at various dates through May 2023. The fair value of these derivative instruments as of May 31, 2021 is presented in Note 7 of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The potential loss in fair value at May 31, 2021 for such contracts resulting from a hypothetical 10% adverse change in the underlying foreign currency exchange rates is approximately $82.0 million. This loss would be substantially mitigated by corresponding gains on the underlying foreign currency exposures.
Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into hedging contracts that are not denominated as hedges. The purpose of these derivative instruments is to protect us against foreign currency exposure related receivables, payables and intercompany transactions that are denominated in currencies that are different from the functional currencies of the company or our respective legal entities. As of May 31, 2021, the fair value of these derivatives not designated as hedges was a net receivable of $9.6 million.
Interest Rate Risk
At May 31, 2021, all of our outstanding debt under the Credit Facility and Securitization Facility is variable debt, which exposes the Company to changes in interest rates. Holding other variables constant, including the total amount of outstanding indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated increase in interest expense of approximately $9.6 million per year.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during our second fiscal quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe that these proceedings will have a material adverse effect on the results of our operations, our financial position or the cash flows of our business. During the three months ended May 31, 2021, there were no new material legal proceedings and no material developments in any legal proceedings reported in our Annual Report on Form 10-K for the year ended November 30, 2020.

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

10.1
First Omnibus Amendment, dated as of May 5, 2021, by and among the Company, as servicer, Concentrix Receivables, Inc., as borrower, the subsidiaries of the Company named therein, as originators, the lenders party thereto, and PNC Bank, National Association, as administrative agent.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 9, 2021	CONCENTRIX CORPORATION

	By:	/s/ Christopher Caldwell
Christopher Caldwell
President and Chief Executive Officer

	By:	/s/ Andre Valentine
Andre Valentine
Chief Financial Officer