Form 10-Q
period 2021-08-31
Concentrix Corp
filed 2021-10-08
CIK 1803599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding as of September 30, 2021
Common Stock, $0.0001 par value	52,319,658

Concentrix Corporation
Form 10-Q
Index

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONCENTRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)

	August 31, 2021	November 30, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$154,193	$152,656
Accounts receivable, net	1,131,416	1,081,481
Other current assets	175,217	189,239
Total current assets	1,460,826	1,423,376
Property and equipment, net	397,841	451,649
Goodwill	1,822,642	1,836,050
Intangible assets, net	695,285	798,959
Deferred tax assets	43,007	47,423
Other assets	589,839	620,099
Total assets	$5,009,440	$5,177,556

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$78,618	$140,575
Current portion of long-term debt	—	33,750
Payable to former parent	—	22,825
Accrued compensation and benefits	418,329	419,715
Other accrued liabilities	342,908	371,072
Income taxes payable	48,937	20,725
Total current liabilities	888,792	1,008,662
Long-term debt, net	865,837	1,111,362
Other long-term liabilities	579,746	601,887
Deferred tax liabilities	109,310	153,560
Total liabilities	2,443,685	2,875,471
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized as of August 31, 2021; no shares issued and outstanding as of August 31, 2021	—	—
Common stock, $0.0001 par value, 250,000 shares authorized as of August 31, 2021; 51,448 shares issued and outstanding as of August 31, 2021	5	—
Additional paid-in capital	2,338,108	—
Treasury stock, 93 shares as of August 31, 2021	(13,964)	—
Retained earnings	281,469	—
Former parent company investment	—	2,305,899
Accumulated other comprehensive loss	(39,863)	(3,814)
Total stockholders’ equity	2,565,755	2,302,085
Total liabilities and stockholders’ equity	$5,009,440	$5,177,556

(Amounts may not add due to rounding)
The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Revenue	$1,397,251	$1,163,694	$4,120,407	$3,418,676
Cost of revenue	915,910	751,161	2,670,287	2,215,783
Gross profit	481,341	412,533	1,450,120	1,202,893
Selling, general and administrative expenses	329,962	335,770	1,035,628	1,014,339
Operating income	151,379	76,763	414,492	188,554
Interest expense and finance charges, net	4,868	9,002	19,316	39,515
Other expense (income), net	(5,858)	593	(5,601)	(4,283)
Income before income taxes	152,369	67,168	400,777	153,322
Provision for income taxes	42,615	21,771	119,308	53,138
Net income	$109,754	$45,397	$281,469	$100,184
Earnings per common share:
Basic	$2.10	$0.88	$5.41	$1.94
Diluted	$2.08	$0.88	$5.35	$1.94
Weighted-average common shares outstanding
Basic	51,432	51,602	51,288	51,602
Diluted	52,061	51,602	51,914	51,602

(Amounts may not add due to rounding)
The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Net income	$109,754	$45,397	$281,469	$100,184
Other comprehensive income (loss):
Unrealized gains (losses) of defined benefit plans, net of taxes of $0 and $98 for the three and nine months ended August 31, 2021, respectively, and $3,114 for the three and nine months ended August 31, 2020, respectively	2	(8,881)	(446)	(8,879)
Unrealized gains (losses) on cash flow hedges during the period, net of taxes of $3,840 and $47 for the three and nine months ended August 31, 2021, respectively, and $(8,677) and $(8,934) for the three and nine months ended August 31, 2020, respectively	(11,219)	26,086	(620)	26,860
Reclassification of net gains on cash flow hedges to net income, net of taxes of $1,400 and $6,940 for the three and nine months ended August 31, 2021, respectively, and $1,976 and $4,774 for the three and nine months ended August 31, 2020, respectively	(4,091)	(5,942)	(20,617)	(14,354)
Total change in unrealized gains (losses) on cash flow hedges, net of taxes	(15,310)	20,144	(21,237)	12,506
Foreign currency translation gains (losses), net of taxes of $0 for the three and nine months ended August 31, 2021 and 2020, respectively	(56,105)	74,383	(14,366)	35,893
Other comprehensive income (loss)	(71,413)	85,646	(36,049)	39,520
Comprehensive income	$38,341	$131,043	$245,420	$139,704

(Amounts may not add due to rounding)
The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency in thousands)
(unaudited)

	Three and Nine Months Ended August 31, 2021
	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Former parent company investment	Accumulated other comprehensive income (loss)	Total
Balances, May 31, 2021	$5	$2,327,025	$(527)	$171,715	$—	$31,550	$2,529,768
Other comprehensive loss	—	—	—	—	—	(71,413)	(71,413)
Share-based compensation activity	—	11,083	—	—	—	—	11,083
Repurchase of common stock for tax withholdings on equity awards	—	—	(13,437)	—	—	—	(13,437)
Net income	—	—	—	109,754	—	—	109,754
Balances, August 31, 2021	$5	$2,338,108	$(13,964)	$281,469	$—	$(39,863)	$2,565,755

Balances, November 30, 2020	$—	$—	$—	$—	$2,305,899	$(3,814)	$2,302,085
Other comprehensive loss	—	—	—	—	—	(36,049)	(36,049)
Reclassification of net former parent investment in Concentrix	—	2,305,899	—	—	(2,305,899)	—	—
Issuance of common stock at separation and spin-off	5	(5)	—	—	—	—	—
Share-based compensation activity	—	32,214	—	—	—	—	32,214
Repurchase of common stock for tax withholdings on equity awards	—	—	(13,964)	—	—	—	(13,964)
Net income	—	—	—	281,469	—	—	281,469
Balances, August 31, 2021	$5	$2,338,108	$(13,964)	$281,469	$—	$(39,863)	$2,565,755

(Amounts may not add due to rounding)
The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency in thousands)
(unaudited)

	Three and Nine Months Ended August 31, 2020
	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Former parent company investment	Accumulated other comprehensive (loss) income	Total
Balances, May 31, 2020	$—	$—	$—	$—	$1,588,748	$(96,208)	$1,492,540
Share-based compensation	—	—	—	—	3,834	—	3,834
Transfers from former parent	—	—	—	—	(2,986)	—	(2,986)
Other comprehensive income	—	—	—	—	—	85,646	85,646
Hypothetical current tax expense recorded for separate return basis presentation	—	—	—	—	3,536	—	3,536
Net income	—	—	—	—	45,397	—	45,397
Balances, August 31, 2020	$—	$—	$—	$—	$1,638,529	$(10,562)	$1,627,967

Balances, November 30, 2019	$—	$—	$—	$—	$1,519,923	$(50,082)	$1,469,841
Share-based compensation	—	—	—	—	11,821	—	11,821
Transfers from former parent	—	—	—	—	(2,986)	—	(2,986)
Other comprehensive income	—	—	—	—	—	39,520	39,520
Hypothetical current tax expense recorded for separate return basis presentation	—	—	—	—	9,587	—	9,587
Net income	—	—	—	—	100,184	—	100,184
Balances, August 31, 2020	$—	$—	$—	$—	$1,638,529	$(10,562)	$1,627,967
(Amounts may not add due to rounding)
The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Nine Months Ended
	August 31, 2021	August 31, 2020
Cash flows from operating activities:
Net income	$281,469	$100,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	105,371	93,488
Amortization	103,194	110,190
Non-cash share-based compensation expense	25,344	11,821
Provision for doubtful accounts	(763)	5,477
Deferred income taxes	(21,270)	(25,721)
Hypothetical current tax expense recorded for separate return basis presentation	—	9,587
Unrealized foreign exchange (gain) loss	(446)	12,666
Gain on divestitures and related transaction costs	(13,197)	—
Other	66	(1,136)
Changes in operating assets and liabilities:
Accounts receivable, net	(58,584)	(11,592)
Payable to former parent	(22,825)	1,118
Accounts payable	(42,290)	7,414
Other operating assets and liabilities	(23,944)	75,081
Net cash provided by operating activities	332,125	388,577
Cash flows from investing activities:
Repayments of loan to non-Concentrix subsidiary of former parent as part of its centralized treasury operations	—	(5,749)
Purchases of property and equipment	(112,869)	(106,249)
Acquisitions of business, net of cash acquired and refunds	(3,279)	(4,941)
Proceeds from divestitures, net of cash sold	73,708	—
Net cash used in investing activities	(42,440)	(116,939)
Cash flows from financing activities:
Repayments of the Credit Facility - Term Loan	(200,000)	—
Proceeds from the Securitization Facility	1,042,000	—
Repayments of the Securitization Facility	(1,123,000)	—
Repayments of borrowings from former parent	—	(260,178)
Proceeds from exercise of stock options	6,870	—
Repurchase of common stock for tax withholdings on equity awards	(13,964)	—
Net cash used in financing activities	(288,094)	(260,178)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,348)	2,121
Net (decrease) increase in cash, cash equivalents and restricted cash	(757)	13,581
Cash, cash equivalents and restricted cash at beginning of year	156,351	83,514
Cash, cash equivalents and restricted cash at end of period	$155,594	$97,095

Supplemental disclosure of non-cash investing activities:
Accrued costs for property and equipment purchases	$1,846	$12,659

(Amounts may not add due to rounding)
The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(currency and share amounts in thousands, except per share amounts)

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION:
Background
Concentrix Corporation (“Concentrix,” the “CX business” or the “Company”) is a leading global provider of technology-infused Customer Experience (“CX”) solutions that help iconic and disruptive brands drive deep understanding, full lifecycle engagement, and differentiated experiences for their end-customers around the world. The Company provides end-to-end capabilities, including CX process optimization, technology innovation, front- and back-office automation, analytics and business transformation services to clients in five primary industry verticals.
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

Prior to the spin-off on December 1, 2020

Prior to the spin-off, the CX business was held entirely within certain wholly-owned subsidiaries of SYNNEX dedicated to the CX business. As the separate legal entities that made up the CX business were not historically held by a single legal entity, the financial statements of the Company were prepared in connection with the expected separation and were derived from the SYNNEX consolidated financial statements and accounting records as if the Company had been operated on a stand-alone basis during the periods presented. Accordingly, for periods prior to December 1, 2020, the Company’s financial statements are presented on a combined basis, and for the periods subsequent to December 1, 2020, they are presented on a consolidated basis (all periods hereinafter are referred to as “consolidated financial statements”). All direct revenue and expenses attributable to the CX business, including certain allocations of former parent costs and expenses, were separately maintained in a separate ledger in the legal entities that made up the CX business. As the separate legal entities that made up the CX business were not historically held by a single legal entity, former parent company investment was shown in lieu of stockholders’ equity in the prior year periods. All significant intercompany balances and transactions between the legal entities that comprised the CX business were eliminated.
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
Reclassifications

Certain amounts in the consolidated financial statements related to the prior periods have been reclassified to conform to the current period’s presentation.

Risks and uncertainties related to the COVID-19 pandemic

In December 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization in March 2020. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and labor force participation, and created significant volatility and disruption of financial markets. The Company successfully transitioned a significant portion of its workforce to a remote working environment throughout the second quarter of 2020 and implemented a number of safety and social distancing measures in our sites to protect the health and safety of employees. During the nine months ended August 31, 2021, almost all of the Company’s workforce was productive.

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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
For a discussion of the Company’s significant accounting policies, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020. Accounting pronouncements adopted during the nine months ended August 31, 2021 are discussed below.
Concentration of credit risk
For the three and nine months ended August 31, 2021, one client accounted for 11.9% and 11.7% of the Company’s consolidated revenue, respectively. For the three and nine months ended August 31, 2020, one client accounted for 11.8% and 10.8% of the Company’s consolidated revenue, respectively.
As of August 31, 2021 and November 30, 2020, one client comprised 14.9% and 16.2%, respectively, of the Company’s total accounts receivable balance.
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
In August 2018, the FASB issued new guidance to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The guidance requires the Company to disclose the weighted-average interest crediting rates used in cash balance pension plans. It also requires the Company to disclose the reasons for significant changes in the benefit obligation or plan assets, including significant gains and losses affecting the benefit obligation for the period. This standard is effective for fiscal years ending after December 15, 2020, and early adoption is permitted. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3—DIVESTITURES:

In July 2021, the Company completed the sales of its insurance third-party administration operations and software platform, Concentrix Insurance Solutions (“CIS”), and another non-CX solutions business in separate transactions for total cash consideration of approximately $73,708, both subject to customary post-closing adjustments. The divestitures generated a pre-tax gain of approximately $13,197, net of related transaction costs. The gain on divestitures and related transaction costs are included in selling, general and administrative expenses in the consolidated statements of operations.

The Company determined that the sales of the businesses did not qualify as discontinued operations. The results of the sold businesses’ operations are included within the Company’s statements of operations for fiscal year 2021 through the sales dates in July 2021.
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
On July 1, 2021, the Company granted 109 performance-based restricted stock units under the Concentrix Stock Incentive Plan. The performance-based restricted stock units will vest, if at all, upon the achievement of certain annual financial targets during the three-year period ending November 30, 2023.
The Company recognizes share-based compensation expense for all share-based awards made to employees, including employee stock options, restricted stock awards, restricted stock units, performance-based restricted stock units and employee stock purchases, based on estimated fair values.
The Company recorded share-based compensation expense in the consolidated statements of operations for the three and nine months ended August 31, 2021 and 2020 as follows:

	Three Months Ended		Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Total share-based compensation	$9,457	$3,929	$25,858	$12,031
Tax benefit recorded in the provision for income taxes	(2,364)	(982)	(6,464)	(3,008)
Effect on net income	$7,093	$2,947	$19,394	$9,023
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
NOTE 5—BALANCE SHEET COMPONENTS:
Cash, cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	As of
	August 31, 2021	November 30, 2020
Cash and cash equivalents	$154,193	$152,656
Restricted cash included in other current assets	1,401	3,695
Cash, cash equivalents and restricted cash	$155,594	$156,351
Restricted cash balances relate primarily to restrictions placed by banks on cash collateral for the issuance of bank guarantees and the terms of a government grant.
Accounts receivable, net:
Accounts receivable, net is comprised of the following:

	As of
	August 31, 2021	November 30, 2020
Billed accounts receivable	$657,873	$644,789
Unbilled accounts receivable	479,494	445,655
Less: Allowance for doubtful accounts	(5,951)	(8,963)
Accounts receivable, net	$1,131,416	$1,081,481
Allowance for doubtful trade receivables:
Presented below is a progression of the allowance for doubtful trade receivables:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2021	2020	2021	2020
Balance at beginning of period	$5,513	$10,873	$8,963	$6,055
Net additions (reductions)	1,369	(641)	(763)	5,477
Write-offs and reclassifications	(931)	(2,435)	(2,249)	(3,735)
Balance at end of period	$5,951	$7,797	$5,951	$7,797

Property and equipment, net:

The following tables summarize the carrying amounts and related accumulated depreciation for property and equipment as of August 31, 2021 and November 30, 2020:

	As of
	August 31, 2021	November 30, 2020
Land	$27,759	$29,000
Equipment, computers and software	469,329	476,243
Furniture and fixtures	90,850	90,944
Buildings, building improvements and leasehold improvements	354,738	336,194
Construction-in-progress	7,577	10,115
Total property and equipment, gross	$950,253	$942,496
Less: Accumulated depreciation	(552,412)	(490,847)
Property and equipment, net	$397,841	$451,649
Shown below are the countries where 10% or more of the Company’s property and equipment, net are located:

	As of
	August 31, 2021	November 30, 2020
Property and equipment, net:
United States	$99,528	$149,903
Philippines	82,184	87,686
India	46,718	46,642
Others	169,411	167,418
Total	$397,841	$451,649
Goodwill:
The following table summarizes the changes in the Company’s goodwill for the nine months ended August 31, 2021:

Balance as of November 30, 2020	$1,836,050
Acquisition	3,502
Divestitures	(14,690)
Foreign exchange translation	(2,220)
Balance as of August 31, 2021	$1,822,642
Intangible assets, net:

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of August 31, 2021 and November 30, 2020:

	As of August 31, 2021			As of November 30, 2020
	Gross amounts	Accumulated amortization	Net amounts	Gross amounts	Accumulated amortization	Net amounts
Customer relationships	$1,362,259	$(669,651)	$692,608	$1,389,341	$(595,024)	$794,317
Technology	10,892	(8,683)	2,209	14,830	(11,045)	3,785
Trade names	6,817	(6,349)	468	6,846	(5,989)	857
	$1,379,968	$(684,683)	$695,285	$1,411,017	$(612,058)	$798,959

Estimated future amortization expense of the Company’s intangible assets is as follows:

Fiscal years ending November 30,
2021 (remaining three months)	$33,824
2022	115,664
2023	101,531
2024	85,020
2025	74,978
Thereafter	284,268
Total	$695,285
Accumulated other comprehensive income (loss):
The components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes, were as follows:

	Three Months Ended August 31, 2021 and 2020
	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation gain (losses), net of taxes	Total
Balance, May 31, 2020	$(29,938)	$9,885	$(76,155)	$(96,208)
Other comprehensive income (loss) before reclassification	(8,881)	26,086	74,383	91,588
Reclassification of gains from other comprehensive income (loss)	—	(5,942)	—	(5,942)
Balances at August 31, 2020	$(38,819)	$30,029	$(1,772)	$(10,562)

Balance, May 31, 2021	$(39,032)	$23,312	$47,270	$31,550
Other comprehensive income (loss) before reclassification	2	(11,219)	(56,105)	(67,322)
Reclassification of gains from other comprehensive income (loss)	—	(4,091)	—	(4,091)
Balances at August 31, 2021	$(39,030)	$8,002	$(8,835)	$(39,863)

	Nine Months Ended August 31, 2021 and 2020
	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation gains (losses), net of taxes	Total
Balance, November 30, 2019	$(29,940)	$17,523	$(37,665)	$(50,082)
Other comprehensive income (loss) before reclassification	(8,879)	26,860	35,893	53,874
Reclassification of gains from other comprehensive income (loss)	—	(14,354)	—	(14,354)
Balances at August 31, 2020	$(38,819)	$30,029	$(1,772)	$(10,562)

Balance, November 30, 2020	$(38,584)	$29,239	$5,531	$(3,814)
Other comprehensive income (loss) before reclassification	(446)	(620)	(14,366)	(15,432)
Reclassification of gains from other comprehensive income (loss)	—	(20,617)	—	(20,617)
Balances at August 31, 2021	$(39,030)	$8,002	$(8,835)	$(39,863)
Refer to Note 6 for the location of gains and losses on cash flow hedges reclassified from other comprehensive income (loss) to the consolidated statements of operations. Reclassifications of amortization of actuarial (gains) losses of defined benefits plans is recorded in “Other expense (income), net” in the consolidated statement of operations.
Restructuring:

The following table presents the activity related to liabilities for restructuring charges of previous acquisitions for the three and nine months ended August 31, 2021 and 2020:

	Three Months Ended August 31, 2021 and 2020
Restructuring costs	Severance and benefits	Facility and exit costs	Total
Accrued balance as of May 31, 2020	$526	$10,548	$11,074
Additional (release of) accrual during the period	(214)	336	122
Cash payments	(219)	(2,362)	(2,581)
Accrued balance as of August 31, 2020	$93	$8,522	$8,615

Accrued balance as of May 31, 2021	$—	$14,194	$14,194
Additional accrual during the period	—	62	62
Cash payments	—	(990)	(990)
Accrued balance as of August 31, 2021	$—	$13,266	$13,266

	Nine Months Ended August 31, 2021 and 2020
Restructuring costs	Severance and benefits	Facility and exit costs	Total
Accrued balance as of November 30, 2019	$2,828	$14,164	$16,992
Additional (release of) accrual during the period	(535)	451	(84)
Cash payments	(2,200)	(6,093)	(8,293)
Accrued balance as of August 31, 2020	$93	$8,522	$8,615

Accrued balance as of November 30, 2020	$—	$17,810	$17,810
Release of accrual during the period	—	(348)	(348)
Cash payments	—	(4,196)	(4,196)
Accrued balance as of August 31, 2021	$—	$13,266	$13,266
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
Cash Flow Hedges
To protect gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s legal entities with functional currencies that are not U.S. dollars may hedge a portion of forecasted revenue or costs not denominated in the entities’ functional currencies. These instruments mature at various dates through August 2023. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of “Revenue” in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of costs are recognized as a component of “Cost of revenue” or “Selling, general and administrative expenses” in the same period as the related costs are recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions.
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

	As of
Balance Sheet Line Item	August 31, 2021	November 30, 2020
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$1,232,201	$1,153,352
Other current assets	11,392	15,666
Other accrued liabilities	8,673	6,215
Derivative instruments designated as cash flow hedges:
Foreign exchange forward contracts (notional value)	$870,844	$814,731
Other current assets and other assets	18,033	38,212
Other accrued liabilities and other long-term liabilities	7,292	309
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

	Locations of gain (loss) in income	Three Months Ended		Nine Months Ended
		August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Derivative instruments designated as cash flow hedges
(Losses) gains recognized in OCI:
Foreign exchange forward contracts		$(15,059)	$34,764	$(666)	$35,795

Gains reclassified from AOCI into income:
Foreign exchange forward contracts
Gain reclassified from AOCI into income	Cost of revenue for services	$3,839	$5,567	$19,801	$13,322
Gain reclassified from AOCI into income	Selling, general and administrative expenses	1,652	2,351	7,756	5,806
Total		$5,491	$7,918	$27,557	$19,128

Derivative instruments not designated as hedging instruments:
(Loss) gain recognized from foreign exchange forward contracts, net(1)	Other income (expense), net	$(13,388)	$24,783	$4,653	$26,963
(1)    The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net gains in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $10,306.
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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of August 31, 2021				As of November 30, 2020
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$99,719	$99,719	$—	$—	$60,242	$60,242	$—	$—
Foreign government bond	1,476	1,476	—	—	1,355	1,355	—	—
Forward foreign currency exchange contracts	29,425	—	29,425	—	53,878	—	53,878	—
Liabilities:
Forward foreign currency exchange contracts	$15,965	$—	$15,965	$—	$6,524	$—	$6,524	$—
The Company’s cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Investment in foreign government bond classified as available-for-sale debt security is recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of long-term foreign currency exchange contracts are measured using valuations based upon quoted prices for similar assets and liabilities in active markets and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. The effect of nonperformance risk on the fair value of derivative instruments was not material as of August 31, 2021 and November 30, 2020.
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
During the three and nine months ended August 31, 2021 and 2020, there were no transfers between the fair value measurement category levels.

NOTE 8—BORROWINGS:
Borrowings consist of the following:

	As of
	August 31, 2021	November 30, 2020
Credit Facility - current portion of Term Loan component	$—	$33,750

Credit Facility - Term Loan component	$700,000	$866,250
Securitization Facility	169,000	250,000
Long-term debt, before unamortized debt discount and issuance costs	869,000	1,116,250
Less: unamortized debt discount and issuance costs	(3,163)	(4,888)
Long-term debt, net	$865,837	$1,111,362

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
The Credit Facility matures on November 30, 2025. Beginning May 31, 2021, the outstanding principal amount of the Term Loan was payable in quarterly installments of $11,250 with the unpaid balance due in full on the maturity date. Concentrix may prepay the loans under the Credit Facility at any time without penalty, other than breakage fees. During the nine months ended August 31, 2021, the Company paid $200,000 of the principal balance on the Term Loan.
Concentrix may request, subject to obtaining commitments from any participating lenders and certain other conditions, incremental commitments to increase the amount of the Revolver or the Term Loan available under the Credit Facility in an aggregate principal amount of up to $450,000, plus an additional amount, so long as after giving effect to the incurrence of such additional amount, the Company’s pro forma first lien leverage ratio (as defined in the Credit Facility) would not exceed 3.00 to 1.00.
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
At August 31, 2021 and November 30, 2020, no amounts were outstanding under the Revolver.
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
Covenant compliance
As of August 31, 2021, Concentrix was in compliance with all covenants for the above arrangements.

NOTE 9—EARNINGS PER SHARE:

Basic and diluted earnings per common share (“EPS”) are computed using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating securities, according to dividends declared and participation rights in undistributed earnings. The Company’s restricted stock awards are considered participating securities because they are legally issued at the grant date and holders have a non-forfeitable right to receive dividends.

Basic EPS is generally computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is generally computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of restricted stock units and stock options are reflected in diluted net income per share by applying the treasury stock method. There were no Concentrix equity awards outstanding prior to the spin-off, thus the computation of basic and diluted earnings per common share for all prior year periods disclosed is calculated using the shares issued in connection with the spin-off of 51.6 million shares.

	Three Months Ended		Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Basic earnings per common share:
Net income	$109,754	$45,397	$281,469	$100,184
Less: net income allocated to participating securities(1)	(1,669)	—	(3,992)	—
Net income attributable to common stockholders	$108,085	$45,397	$277,477	$100,184

Weighted-average number of common shares - basic	51,432	51,602	51,288	51,602

Basic earnings per common share	$2.10	$0.88	$5.41	$1.94

Diluted earnings per common share:
Net income	$109,754	$45,397	$281,469	$100,184
Less: net income allocated to participating securities(1)	(1,649)	—	(3,945)	—
Net income attributable to common stockholders	$108,105	$45,397	$277,524	$100,184

Weighted-average number of common shares - basic	51,432	51,602	51,288	51,602
Effect of dilutive securities:
Stock options and restricted stock units	629	—	626	—
Weighted-average number of common shares - diluted	52,061	51,602	51,914	51,602

Diluted earnings per common share	$2.08	$0.88	$5.35	$1.94
(1)Restricted stock awards granted to employees by the Company are considered participating securities.

NOTE 10—REVENUE:
Disaggregated revenue
In the following table, the Company’s revenue is disaggregated by primary industry verticals:

	Three Months Ended		Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Industry vertical:
Technology and consumer electronics	$448,104	$360,365	$1,278,199	$1,012,275
Communications and media	256,461	240,718	760,111	714,966
Retail, travel and ecommerce	241,662	191,118	712,629	558,412
Banking, financial services and insurance	210,730	165,961	648,630	526,948
Healthcare	113,749	91,838	354,391	274,128
Other	126,545	113,693	366,447	331,947
Total	$1,397,251	$1,163,694	$4,120,407	$3,418,676
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

Prior to December 1, 2020, the Company consisted of the CX business of SYNNEX and thus, transactions with SYNNEX were considered related party transactions. On December 1, 2020, in connection with the spin-off, the Company became an independent publicly-traded company. The following table presents the Company’s related party transactions with SYNNEX for the three and nine months ended August 31, 2020:

	August 31, 2020
	Three Months Ended	Nine Months Ended
Revenue from customer experience services to former parent	$5,273	$15,371
Interest expense on borrowings from former parent	9,654	41,513
Interest income on borrowings made to former parent	723	1,705
Corporate allocations	394	1,181
Share-based compensation	3,929	12,031
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
NOTE 12—PENSION AND EMPLOYEE BENEFITS PLANS:
The Company has a 401(k) plan in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in the 401(k) plan on the first day of the month after their employment date. The Company may make discretionary contributions under the plan. Employees in most of the Company’s non-U.S. legal entities are covered by government mandated defined contribution plans. During the three and nine months ended August 31, 2021, the Company contributed $27,503 and $66,644, respectively, to defined contribution plans. During the three and nine months ended August 31, 2020, the Company contributed $17,927 and $48,365, respectively, to defined contribution plans.
Defined Benefit Plans
The Company has defined benefit pension or retirement plans for eligible employees in certain non-U.S. legal entities. Benefits under these plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plans. In addition, the Company has a frozen defined benefit pension plan, which includes both a qualified and non-qualified portion, for all eligible employees in the U.S. (“the cash balance plan”) and unfunded defined benefit plans for certain eligible employees in the Philippines, Malaysia and France. The pension benefit formula for the cash balance plan is determined by a combination of compensation, age-based credits and annual guaranteed interest credits. The qualified portion of the cash balance plan has been funded through contributions made to a trust fund. The plan valuation assumptions are evaluated annually and are updated as deemed necessary.
Net benefit costs related to defined benefit plans were $6,288 and $12,971, during the three and nine months ended August 31, 2021, respectively. Net benefit costs related to defined benefit plans were $3,875 and $9,816, during the three and nine months ended August 31, 2020, respectively. On an aggregate basis, the plans were underfunded by $127,173 and $134,399 at August 31, 2021 and November 30, 2020, respectively.
NOTE 13—INCOME TAXES:
Income taxes consist of current and deferred tax expense resulting from income earned in domestic and international jurisdictions. For the three and nine months ended August 31, 2020, although the Company was included in the consolidated tax returns of SYNNEX in certain jurisdictions, the Company’s tax provision was recorded as if Concentrix had filed its taxes on a stand-alone basis. As a result, Concentrix calculated a hypothetical tax as part of the SYNNEX consolidated group, which resulted in an expense adjustment to increase the income tax provision by $3,536 and $9,587, respectively, for the three and nine months ended August 31, 2020. The offset to the hypothetical tax expense was reflected in parent company investment, a component of equity in the Company’s consolidated balance sheet prior to the spin-off. The effective tax rates for the three and nine months ended August 31, 2021 and 2020 were impacted by the geographic mix of worldwide income and certain discrete items, which included an expense related to the sale of CIS of $3,745 and $12,991 for the three and nine months ended August 31, 2021.
The liability for unrecognized tax benefits was $62,246 and $62,315 at August 31, 2021 and November 30, 2020, respectively, and is included in other long-term liabilities in the consolidated balance sheets. As of August 31, 2021 and November 30, 2020, the total amount of unrecognized tax benefits that would affect income tax expense if recognized in the consolidated financial statements was $54,752 and $54,910, respectively. This amount includes net interest and penalties of $14,556 and $14,402 for the respective periods. It is reasonably possible that the total amount of unrecognized tax benefits will decrease between approximately $11,000 and $28,000 in the next twelve months; however, actual developments in this area could differ from those currently expected.

NOTE 14— LEASES:
The Company leases certain of its facilities and equipment under operating lease agreements, which expire in various periods through 2035. The Company’s finance leases are not material.
The following table presents the various components of lease costs:

	Three Months Ended		Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Operating lease cost	$50,340	$55,682	$152,903	$165,884
Short-term lease cost	4,205	1,624	11,732	7,891
Variable lease cost	9,774	11,078	29,908	28,965
Sublease income	(368)	(52)	(1,259)	(186)
Total operating lease cost	$63,951	$68,332	$193,284	$202,554
The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five years and thereafter as of August 31, 2021:

Fiscal Years Ending November 30,
2021 (remaining three months)	$49,030
2022	181,923
2023	142,800
2024	103,827
2025	65,578
Thereafter	45,573
Total payments	588,731
Less: imputed interest*	71,732
Total present value of lease payments	$516,999
*Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.
The following amounts were recorded in the consolidated balance sheets related to the Company’s operating leases:

		As of
		August 31, 2021	November 30, 2020
Operating lease ROU assets	Other assets, net	$499,111	$506,368
Current operating lease liabilities	Other accrued liabilities	153,882	163,052
Non-current operating lease liabilities	Other long-term liabilities	363,117	373,644
The following table presents supplemental cash flow information related to the Company’s operating leases. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Nine Months Ended
	August 31, 2021	August 31, 2020
Cash paid for amounts included in the measurement of lease liabilities	$157,920	$152,094
Non-cash ROU assets obtained in exchange for lease liabilities	116,085	66,664

The weighted-average remaining lease term and discount rate as of August 31, 2021 and November 30, 2020 were as follows:

	As of
	August 31, 2021	November 30, 2020
Weighted-average remaining lease term (years)	3.89	3.97
Weighted-average discount rate	5.62%	6.97%
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

NOTE 16—SUBSEQUENT EVENTS:

In September 2021, the Company’s Board of Directors (the “Board”) declared a quarterly dividend of $0.25 per share. The dividend will be payable in cash on November 2, 2021, to shareholders of record at the close of business on October 22, 2021. In addition, the Board has authorized the Company to purchase up to $500 million of the Company’s outstanding shares of common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. The repurchase program has no termination date and may be suspended or discontinued at any time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2020, as filed with the Securities and Exchange Commission on February 16, 2021. References to “we,” “our,” “us,” “the Company” or “Concentrix” refer to Concentrix Corporation and its subsidiaries.

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

In December 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization in March 2020. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and labor force participation, and created significant volatility and disruption of financial markets. We successfully transitioned a significant portion of our workforce to a remote working environment throughout the second quarter of 2020 and implemented a number of safety and social distancing measures in our sites to protect the health and safety of employees. During the nine months ended August 31, 2021, almost all of our workforce was productive. We incurred net costs of approximately $6 million and $26 million associated with COVID-19 during the three and nine months ended August 31, 2021, respectively, in comparison to approximately $13 and $65 million in the three and nine months ended August 31, 2020. The COVID-19 related costs consist of certain out-of-pocket costs and non-productive workforce costs.
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
In the third quarter of 2021 and 2020, approximately 85% and 83% of our revenue was generated from our non-U.S. operations, and approximately 61% and 66%, respectively, of our revenue was priced in U.S. dollars and we expect this to continue. As a result, we have certain client contracts that are priced in non-U.S. dollar currencies for which a substantial portion of the costs to deliver the services are in other currencies. Accordingly, our revenue may be earned in currencies that are different from the currencies in which we incur corresponding expenses. Fluctuations in the value of currencies, such as the Philippine Peso, the Indian Rupee, and the Canadian Dollar, against the U.S. dollar or other currencies in which we bill our clients, and inflation in the local economies in which these delivery centers are located, can impact the operating and labor costs in these delivery centers, which can result in reduced profitability. As a result, our revenue growth, costs and profitability have been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates.
Margins
Our gross margins fluctuate and can be impacted by the mix of client contracts, services provided, shifts in the geography from which our customer experience services are delivered, client volume trends, the amount of lead time that is required for programs to become fully scaled, and transition and set-up costs. Our operating margin fluctuates based on changes in gross margins as well as overall volume levels, as we are able to gain scale efficiencies in our selling, general and administrative costs in periods of larger volume.
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
Critical Accounting Policies and Estimates
During the three and nine months ended August 31, 2021, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2020.

Results of Operations – Three and Nine Months Ended August 31, 2021 and 2020

	Three Months Ended		Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020

	($ in thousands)
Revenue	$1,397,251	$1,163,694	$4,120,407	$3,418,676
Cost of revenue	915,910	751,161	2,670,287	2,215,783
Gross profit	481,341	412,533	1,450,120	1,202,893
Selling, general and administrative expenses	329,962	335,770	1,035,628	1,014,339
Operating income	151,379	76,763	414,492	188,554
Interest expense and finance charges, net	4,868	9,002	19,316	39,515
Other expense (income), net	(5,858)	593	(5,601)	(4,283)
Income before income taxes	152,369	67,168	400,777	153,322
Provision for income taxes	42,615	21,771	119,308	53,138
Net income	$109,754	$45,397	$281,469	$100,184
Revenue

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2021	August 31, 2020	2021 to 2020	August 31, 2021	August 31, 2020	2021 to 2020

	($ in thousands)			($ in thousands)
Industry vertical:
Technology and consumer electronics	$448,104	$360,365	24.3%	$1,278,199	$1,012,275	26.3%
Communications and media	256,461	240,718	6.5%	760,111	714,966	6.3%
Retail, travel and ecommerce	241,662	191,118	26.4%	712,629	558,412	27.6%
Banking, financial services and insurance	210,730	165,961	27.0%	648,630	526,948	23.1%
Healthcare	113,749	91,838	23.9%	354,391	274,128	29.3%
Other	126,545	113,693	11.3%	366,447	331,947	10.4%
Total	$1,397,251	$1,163,694	20.1%	$4,120,407	$3,418,676	20.5%
We generate revenue by delivering our CX solutions to our clients categorized in the above primary industry verticals. These solutions focus on customer engagement, process optimization, and back-office automation.
Our revenue increased 20.1% in the three months ended August 31, 2021, compared to the three months ended August 31, 2020, reflecting increased volumes across all verticals. Revenue in our technology and consumer electronics vertical increased in the three months ended August 31, 2021 as a result of larger volumes from several social media and internet-related product clients and a broad-based group of hardware and software clients. Revenue in our communications and media vertical increased due to larger volumes over the prior year period for several clients. Revenue in our retail, travel and ecommerce vertical increased due to larger volumes across the majority of our retail and ecommerce clients and larger volumes in several travel and tourism clients. Revenue in the banking, financial services and insurance vertical increased due to larger volumes from several banking and financial services clients. Revenue in our healthcare vertical increased due to larger volumes across the majority of our health insurance clients. Revenue from clients in our other vertical increased reflecting growth with several government clients. Also contributing to the increase in total revenue in the three months ended August 31, 2021 was a favorable translation effect of foreign currencies of $22.5 million, or 2.0%. The positive foreign currency translation effect on revenue was primarily due to the strengthening of the euro, British pound and Australian dollar against the U.S. dollar.

Our revenue increased 20.5% in the nine months ended August 31, 2021, compared to the nine months ended August 31, 2020, reflecting increased volumes across all verticals and certain increases over the prior year period due to “shelter-in-place restrictions” in response to COVID-19 and COVID-19 impacts on our employees’ ability to work productively despite client demand during the nine months ended August 31, 2020. Revenue in our technology and consumer electronics vertical increased in the first nine months of fiscal 2021 as a result of larger volumes from several social media and internet-related service clients and a broad-based group of hardware and software clients. Revenue in our communications and media vertical increased in the first nine months of fiscal 2021 due to larger volumes over the prior year period, primarily as a result of prior year impacts from COVID-19 that did not recur in the current period, partially offset by our portfolio balancing efforts. Revenue in our retail, travel and ecommerce vertical increased due to larger volumes across the majority of our retail and ecommerce clients and a slight increase in several travel and tourism clients over the prior year period. Revenue from clients in the banking, financial services and insurance vertical increased due to larger volumes from several banking and financial services clients. Revenue in our healthcare vertical increased due to larger volumes across the majority of our health insurance clients. Revenue in our other vertical increased reflecting growth with several government clients. Also contributing to the increase in total revenue in the nine months ended August 31, 2021 was a favorable translation effect of foreign currencies of $93.0 million, or 2.7%. The positive foreign currency translation effect on revenue was primarily due to the strengthening of the euro, British pound and Australian dollar against the U.S. dollar.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2021	August 31, 2020	2021 to 2020	August 31, 2021	August 31, 2020	2021 to 2020

	($ in thousands)			($ in thousands)
Cost of revenue	$915,910	$751,161	21.9%	$2,670,287	$2,215,783	20.5%
Gross profit	481,341	412,533	16.7%	1,450,120	1,202,893	20.6%
Gross margin %	34.4%	35.5%		35.2%	35.2%
Cost of revenue consists primarily of personnel costs. Gross margins can be impacted by resource location, client mix and pricing, additional lead time for programs to be fully scalable, and transition and initial set-up costs.
Our cost of revenue increased by 21.9% in the three months ended August 31, 2021 compared to the three months ended August 31, 2020, primarily due to the increase in revenue, wage increases, and foreign currency impacts of $20.0 million on the cost of revenue. The increases were partially offset by a decrease in COVID-19 related costs of approximately $2 million. The foreign currency impact on the cost of revenue was caused primarily by the strengthening of the Canadian dollar, euro, British pound and Philippine Peso against the U.S. dollar.

Our gross profit increased 16.7% compared to the three months ended August 31, 2020, primarily due to the increase in revenue, a net favorable foreign currency impact of $2.5 million on gross profit and the decrease in COVID-19 related costs. Our gross margin percentage decreased to 34.4% from 35.5% in the three months ended August 31, 2021 due to changes in the mix of geographies where our services were delivered and wage increases.

Our cost of revenue increased by 20.5% in the nine months ended August 31, 2021 compared to the nine months ended August 31, 2020, primarily due to the increase in revenue, wage increases and foreign currency impacts of $78.1 million on the cost of revenue. The increases were partially offset by a decrease in COVID-19 related costs of approximately $28 million. The foreign currency impact on the cost of revenue was caused primarily by the strengthening of the Canadian dollar, euro, British pound and Philippine Peso against the U.S. dollar.

Our gross profit increased 20.6% in the nine months ended August 31, 2021, primarily due to the increase in revenue, a net favorable foreign currency impact of $14.9 million on gross profit and the decrease in COVID-19 related costs. Our gross margin percentage remained consistent at 35.2% in the nine months ended August 31, 2021 compared to the prior year period and was impacted by the mix of geographies where our services were delivered.

Selling, General and Administrative Expenses

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2021	August 31, 2020	2021 to 2020	August 31, 2021	August 31, 2020	2021 to 2020

	($ in thousands)			($ in thousands)
Selling, general and administrative expenses	$329,962	$335,770	(1.7)%	$1,035,628	$1,014,339	2.1%
Percentage of revenue	23.6%	28.9%		25.1%	29.7%
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

Our selling, general and administrative expenses decreased in the three months ended August 31, 2021, compared to the three months ended August 31, 2020, primarily due to the gain on divestitures and related transactions costs of $13.2 million largely associated with the sale of Concentrix Insurance Solutions (“CIS”) and a decrease in COVID-19 related expenses of approximately $5 million. These decreases were partially offset by increases in expenses to support our revenue growth, foreign currency impacts of $5.9 million, and an increase in share-based compensation expense of $5.6 million. These items and scale efficiencies resulted in a decrease in selling, general and administrative expenses as a percentage of revenue from 28.9% in the third fiscal quarter of 2020 to 23.6% in the third fiscal quarter of 2021.

Our selling, general and administrative expenses increased in the nine months ended August 31, 2021 compared to the nine months ended August 31, 2020 primarily due to increases in expenses to support our revenue growth, foreign currency impacts of $23.0 million, and an increase in share-based compensation expense of $13.9 million. These increases were partially offset by the gain on divestitures and related transactions costs of $13.2 million, a decrease in acquisition-related and integration expenses of $21.4 million, and a decrease in COVID-19 related expenses of approximately $10 million. These items and scale efficiencies resulted in a decrease in selling, general and administrative expenses as a percentage of revenue from 29.7% in the nine months ended August 31, 2020 to 25.1% in the nine months ended August 31, 2021.
Operating Income

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2021	August 31, 2020	2021 to 2020	August 31, 2021	August 31, 2020	2021 to 2020

	($ in thousands)			($ in thousands)
Operating income	$151,379	$76,763	97.2%	$414,492	$188,554	119.8%
Operating margin	10.8%	6.6%		10.1%	5.5%
Our operating income and operating margin increased during the three and nine months ended August 31, 2021 in comparison to the comparable prior year periods due to increases in gross profit and the reduction in selling, general and administrative expenses as a percentage of revenue.
Interest Expense and Finance Charges, Net

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2021	August 31, 2020	2021 to 2020	August 31, 2021	August 31, 2020	2021 to 2020

	($ in thousands)			($ in thousands)
Interest expense and finance charges, net	$4,868	$9,002	(45.9)%	$19,316	$39,515	(51.1)%
Percentage of revenue	0.3%	0.8%		0.5%	1.2%
Amounts recorded in interest expense and finance charges, net, for the three and nine months ended August 31, 2021 consist primarily of interest on our Term Loan and Securitization Facility borrowings, while amounts recorded for the prior year periods related primarily to interest on borrowings from SYNNEX. The reduction in interest expense for the three and nine months ended August 31, 2021 in comparison to the comparable prior year periods reflects the reduction of outstanding borrowings and more favorable interest rate terms on the borrowings in the current year periods.
Other Expense (Income), Net

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2021	August 31, 2020	2021 to 2020	August 31, 2021	August 31, 2020	2021 to 2020

	($ in thousands)			($ in thousands)
Other expense (income), net	$(5,858)	$593	(1087.9)%	$(5,601)	$(4,283)	30.8%
Percentage of revenue	(0.4)%	0.1%		(0.1)%	(0.1)%
Amounts recorded as other expense (income), net include foreign currency transaction gains and losses, other than cash flow hedges, investment gains and losses, non-service component of pension costs, and other non-operating gains and losses.
Other expense (income), net in the three months ended August 31, 2021 was income of $5.9 million in comparison to expense of $0.6 million in the three months ended August 31, 2020. The change in other expense (income), net was primarily due to favorable foreign currency transaction changes compared to the prior year period.

Other expense (income), net in the nine months ended August 31, 2021 was income of $5.6 million in comparison to income of $4.3 million in the nine months ended August 31, 2020. The increase in income was primarily due to favorable foreign currency transaction changes of $2.3 million compared to the prior year period partially offset by a favorable resolution of a previously-recognized tax indemnity obligation in the nine months ended August 31, 2020 that did not recur in the nine months ended August 31, 2021.

Provision for Income Taxes

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2021	August 31, 2020	2021 to 2020	August 31, 2021	August 31, 2020	2021 to 2020

	($ in thousands)			($ in thousands)
Provision for income taxes	$42,615	$21,771	95.7%	$119,308	$53,138	124.5%
Percentage of income before income taxes	28.0%	32.4%		29.8%	34.7%
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and international jurisdictions. For the three and nine months ended August 31, 2020, although we were included in the consolidated tax returns of SYNNEX in certain jurisdictions, our tax provision was recorded as if we had filed our taxes on a stand-alone basis.
Our provision for income taxes increased in the three and nine months ended August 31, 2021 compared to the prior year periods, primarily due to the increase in income before taxes for both periods and an additional expense of $3.7 million and $13.0 million, respectively, during the three and nine months ended August 31, 2021 related to the divestiture of CIS. The effective tax rate for the three and nine months ended August 31, 2021 decreased compared to the prior year periods due to the change in mix of income earned in different tax jurisdictions between periods.

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
•Revenue in adjusted constant currency, which is constant currency revenue excluding revenue for businesses acquired or divested since the beginning of the prior year period so that revenue growth can be viewed without the impact of acquisitions or divestitures, thereby facilitating period-to-period comparisons of our business performance.

•Non-GAAP operating income, which is operating income, adjusted to exclude acquisition-related and integration expenses, including related restructuring costs, spin-off related expenses, amortization of intangible assets, share-based compensation and gain on divestitures and related transaction costs.
•Non-GAAP operating margin, which is non-GAAP operating income, as defined above, divided by revenue.
•Adjusted earnings before interest, taxes, depreciation, and amortization, or adjusted EBITDA, which is non-GAAP operating income, as defined above, plus depreciation.
•Adjusted EBITDA margin, which is adjusted EBITDA, as defined above, divided by revenue.
•Non-GAAP net income, which is net income excluding the tax effected impact of acquisition-related and integration expenses, including related restructuring costs, spin-off related expenses, amortization of intangible assets, share-based compensation and gain on divestitures and related transaction costs.

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
•Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share, tax effected impact of acquisition-related and integration expenses, including related restructuring costs, spin-off related expenses, amortization of intangible assets, share-based compensation and gain on divestitures and related transaction costs.

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

	Three Months Ended		Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020

	($ in thousands)
Revenue	$1,397,251	$1,163,694	$4,120,407	$3,418,676
Foreign currency translation	(22,530)	—	(93,010)	—
Revenue in constant currency	$1,374,721	$1,163,694	$4,027,397	$3,418,676
Effect of excluding revenue of acquired and divested businesses	(5,335)	(15,274)	(37,911)	(51,649)
Revenue in adjusted constant currency	$1,369,386	$1,148,420	$3,989,486	$3,367,027

	Three Months Ended		Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020

	($ in thousands except per share amounts)
Operating income	$151,379	$76,763	$414,492	$188,554
Acquisition-related and integration expenses	—	3,880	—	21,430
Spin-off related expenses	—	283	—	1,789
Amortization of intangibles	33,997	36,833	103,195	110,190
Share-based compensation	9,457	3,929	25,858	12,031
Gain on divestitures and related transaction costs	(13,197)	—	(13,197)	—
Non-GAAP operating income	$181,636	$121,688	$530,348	$333,994

Net income	$109,754	$45,397	$281,469	$100,184
Interest expense and finance charges, net	4,868	9,002	19,316	39,515
Provision for income taxes	42,615	21,771	119,308	53,138
Other expense (income), net	(5,858)	593	(5,601)	(4,283)
Acquisition-related and integration expenses	—	3,880	—	21,430
Spin-off related expenses	—	283	—	1,789
Gain on divestitures and related transaction costs	(13,197)	—	(13,197)	—
Amortization of intangibles	33,997	36,833	103,195	110,190
Share-based compensation	9,457	3,929	25,858	12,031
Depreciation (excluding accelerated depreciation included in acquisition-related and integration expenses above)	33,146	31,509	105,371	93,331
Adjusted EBITDA	$214,782	$153,197	$635,719	$427,325

Operating margin	10.8%	6.6%	10.1%	5.5%
Non-GAAP operating margin	13.0%	10.5%	12.9%	9.8%
Adjusted EBITDA margin	15.4%	13.2%	15.4%	12.5%

Net income	$109,754	$45,397	$281,469	$100,184
Acquisition-related and integration expenses	—	3,880	—	21,430
Spin-off related expenses	—	283	—	1,789
Amortization of intangibles	33,997	36,833	103,195	110,190
Share-based compensation	9,457	3,929	25,858	12,031
Gain on divestitures and related transaction costs	(13,197)	—	(13,197)	—
Income taxes related to the above(1)	(8,315)	(11,379)	(20,742)	(35,973)
Non-GAAP net income	$131,696	$78,943	$376,583	$209,651

Diluted earnings per common share (“EPS”)	$2.08	$0.88	$5.35	$1.94
Acquisition-related and integration expenses	—	0.08	—	0.42
Spin-off related expenses	—	0.01	—	0.03
Amortization of intangibles	0.64	0.71	1.96	2.14
Share-based compensation	0.18	0.08	0.49	0.23
Gain on divestitures and related transaction costs	(0.25)	—	(0.25)	—
Income taxes related to the above(1)	(0.16)	(0.23)	(0.40)	(0.70)
Non-GAAP Diluted EPS	$2.49	$1.53	$7.15	$4.06
(1)The tax effect of taxable and deductible non-GAAP adjustments was calculated using the tax deductible portion of the expenses and applying the entity specific, statutory tax rates applicable to each item during the respective periods.

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

In September 2021, considering our strong free cash flow, low leverage and adequate liquidity to support capital return to shareholders while maintaining flexibility to pursue acquisitions, the Company’s Board of Directors (the “Board”) declared a quarterly dividend of $0.25 per share and authorized a share repurchase program. The dividend will be payable in cash on November 2, 2021, to shareholders of record at the close of business on October 22, 2021. Under the share repurchase program, the Board authorized the Company to purchase up to $500 million of our common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. The repurchase program has no termination date and may be suspended or discontinued at any time.
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

On November 30, 2020, in connection with the spin-off, we incurred $900 million of initial Term Loan borrowings under the Credit Facility and $250 million of borrowings under the Securitization Facility. Substantially all of the proceeds from such indebtedness, net of debt issuance costs, were transferred to SYNNEX on November 30, 2020 to eliminate debt owed by the Company to SYNNEX and in exchange for the contribution of certain Company trademarks from SYNNEX to the Company. We had no outstanding borrowings on the Revolver as of August 31, 2021 or November 30, 2020.

The Credit Facility matures on November 30, 2025. Beginning May 31, 2021, the outstanding principal amount of the Term Loan was payable in quarterly installments of $11.25 million, with the unpaid balance due in full on the maturity date. We may prepay the loans under the Credit Facility at any time without penalty, other than breakage fees. During the nine months ended August 31, 2021, we paid $200 million of the principal balance on the Term Loan.

We may request, subject to obtaining commitments from any participating lenders and certain other conditions, incremental commitments to increase the amount of the Revolver or Term Loan available under the Credit Facility in an aggregate principal amount of up to $450 million, plus an additional amount, so long as after giving effect to the incurrence of such additional amount, our pro forma first lien leverage ratio (as defined in the Credit Facility) would not exceed 3.00 to 1.00.

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

As of August 31, 2021, we were in compliance with the debt covenants related to our debt arrangements.

Cash Flows – Nine Months Ended August 31, 2021 and 2020
The following summarizes our cash flows for the nine months ended August 31, 2021 and 2020, as reported in our consolidated statement of cash flows in the accompanying consolidated financial statements.

	Nine Months Ended
	August 31, 2021	August 31, 2020

	($ in thousands)
Net cash provided by operating activities	$332,125	$388,577
Net cash used in investing activities	(42,440)	(116,939)
Net cash used in financing activities	(288,094)	(260,178)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,348)	2,121
Net (decrease) increase in cash, cash equivalents and restricted cash	$(757)	$13,581
Cash, cash equivalents and restricted cash at beginning of year	156,351	83,514
Cash, cash equivalents and restricted cash at the end of the period	$155,594	$97,095
Operating Activities
Net cash provided by operating activities was $332.1 million for the nine months ended August 31, 2021 in comparison to $388.6 million for the nine months ended August 31, 2020. The decrease in net cash provided by operating activities over the prior year period primarily related to changes in working capital and operating assets and liabilities over the prior year period, including an increase in accounts receivable and a decrease in accounts payable. These decreases were partially offset by an increase in net income.

Investing Activities

Net cash used in investing activities for the nine months ended August 31, 2021 was $42.4 million in comparison to $116.9 million for the nine months ended August 31, 2020. The decrease in net cash used in investing activities over the prior year period primarily related to $73.7 million of proceeds from divestitures mainly attributable to the sale of CIS.

Financing Activities
Net cash used by financing activities for the nine months ended August 31, 2021 was $288.1 million in comparison to $260.2 million for the nine months ended August 31, 2020. The net cash used for the nine months ended August 31, 2021 consisted primarily of principal payments of $200.0 million under the Credit Facility and net payments of $81.0 million under the Securitization Facility in comparison to the prior year period which consisted entirely of repayments on borrowings from SYNNEX.
We believe our current cash balances and credit availability are enough to support our operating activities for at least the next twelve months.
Free Cash Flow (a non-GAAP measure)

	Nine Months Ended
	August 31, 2021	August 31, 2020

	($ in thousands)
Net cash provided by operating activities	$332,125	$388,577
Purchases of property and equipment	(112,869)	(106,249)
Free cash flow (a non-GAAP measure)	$219,256	$282,328
Our free cash flow was $219.3 million for the nine months ended August 31, 2021 compared to $282.3 million for the nine months ended August 31, 2020. The decrease in free cash flow for the nine months ended August 31, 2021 compared to the nine months ended August 31, 2020 was due to the decrease in cash provided by operating activities as explained above and an increase in purchases of property and equipment during the current year period.
Capital Resources
As of August 31, 2021, we had total liquidity of approximately $935 million, which includes undrawn capacity of $600 million on the Credit Facility, undrawn capacity of $181 million on the Securitization Facility and cash and cash equivalents.
Our cash and cash equivalents totaled $154.2 million and $152.7 million as of August 31, 2021 and November 30, 2020, respectively. Of our total cash and cash equivalents, 99% and 89% were held by our non-U.S. legal entities as of August 31, 2021 and November 30, 2020, respectively. Our cash and cash equivalents held by our non-U.S. legal entities are no longer subject to U.S. federal tax on repatriation into the United States. Repatriation of some non-U.S. balances is restricted by local laws. Historically, we have fully utilized and reinvested all non-U.S. cash to fund our international operations and expansion; however, the Company has recorded deferred tax liabilities related to non-U.S. withholding taxes on the earnings of certain previously acquired non-U.S. entities that are likely to be repatriated in the future. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of the state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.

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
Foreign Currency Risk
While approximately 61% of our revenue is priced in U.S. dollars, we recognize a substantial amount of revenue under contracts that are denominated in euros, British pounds, Australian dollars and Japanese yen, among other currencies. A significant increase in the value of the U.S. dollar relative to these currencies may have a material adverse effect on the value of those services when translated into U.S. dollars.
We serve many of our U.S.-based, European and British clients from our customer experience delivery centers located around the world. As a result, a substantial portion of the costs to deliver these services are denominated in the local currency of the country where the services are performed. This creates a foreign exchange exposure for us. As of August 31, 2021, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in certain foreign currencies by entering into hedging contracts with institutions to acquire a total of PHP 32,330.0 million at a fixed price of $638.6 million at various dates through August 2023; and INR 17,365.0 million at a fixed price of $221.6 million at various dates through August 2023. The fair value of these derivative instruments as of August 31, 2021 is presented in Note 7 of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The potential loss in fair value at August 31, 2021 for such contracts resulting from a hypothetical 10% adverse change in the underlying foreign currency exchange rates is approximately $87.1 million. This loss would be substantially mitigated by corresponding gains on the underlying foreign currency exposures.
Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into hedging contracts that are not denominated as hedges. The purpose of these derivative instruments is to protect us against foreign currency exposure related receivables, payables and intercompany transactions that are denominated in currencies that are different from the functional currencies of the company or our respective legal entities. As of August 31, 2021, the fair value of these derivatives not designated as hedges was a net receivable of $2.7 million.
Interest Rate Risk
At August 31, 2021, all of our outstanding debt under the Credit Facility and Securitization Facility is variable debt, which exposes the Company to changes in interest rates. Holding other variables constant, including the total amount of outstanding indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated increase in interest expense of approximately $8.7 million per year.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during our third fiscal quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe that these proceedings will have a material adverse effect on the results of our operations, our financial position or the cash flows of our business. During the three months ended August 31, 2021, there were no new material legal proceedings and no material developments in any legal proceedings reported in our Annual Report on Form 10-K for the fiscal year ended November 30, 2020.

ITEM 1A. RISK FACTORS
You should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations and financial condition set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2020. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2020.

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

Date: October 8, 2021	CONCENTRIX CORPORATION

	By:	/s/ Christopher Caldwell
Christopher Caldwell
President and Chief Executive Officer

	By:	/s/ Andre Valentine
Andre Valentine
Chief Financial Officer