Form 10-Q
period 2022-02-28
Concentrix Corp
filed 2022-04-08
CIK 1803599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File Number: 001-39494

CONCENTRIX CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	27-1605762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

39899 Balentine Drive, Newark, California	94560
(Address of Principal Executive Offices)	(Zip Code)
(800) 747-0583
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CNXC	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding as of March 31, 2022
Common Stock, $0.0001 par value	52,469,126

Concentrix Corporation
Form 10-Q
Index

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONCENTRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)

	February 28, 2022	November 30, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$142,157	$182,038
Accounts receivable, net	1,324,738	1,207,953
Other current assets	163,945	153,074
Total current assets	1,630,840	1,543,065
Property and equipment, net	416,874	407,144
Goodwill	2,942,439	1,813,502
Intangible assets, net	1,085,942	655,528
Deferred tax assets	53,474	48,413
Other assets	587,219	578,715
Total assets	$6,716,788	$5,046,367

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$118,974	$129,359
Current portion of long-term debt	78,750	—
Accrued compensation and benefits	414,971	453,434
Other accrued liabilities	376,877	351,642
Income taxes payable	46,704	33,779
Total current liabilities	1,036,276	968,214
Long-term debt, net	2,266,646	802,017
Other long-term liabilities	519,490	546,410
Deferred tax liabilities	160,111	109,471
Total liabilities	3,982,523	2,426,112
Commitments and contingencies (Note 14)

Redeemable non-controlling interest	2,266	—

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized and no shares issued and outstanding as of February 28, 2022 and November 30, 2021, respectively	—	—
Common stock, $0.0001 par value, 250,000 shares authorized; 52,011 and 51,927 shares issued as of February 28, 2022 and November 30, 2021, respectively, and 51,664 and 51,594 shares outstanding as of February 28, 2022 and November 30, 2021, respectively	5	5
Additional paid-in capital	2,389,403	2,355,767
Treasury stock, 348 and 333 shares as of February 28, 2022 and November 30, 2021, respectively	(60,040)	(57,486)
Retained earnings	489,656	392,495
Accumulated other comprehensive loss	(87,025)	(70,526)
Total stockholders’ equity	2,731,999	2,620,255
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$6,716,788	$5,046,367

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	February 28, 2022	February 28, 2021
Revenue	$1,536,052	$1,353,278
Cost of revenue	997,918	867,228
Gross profit	538,134	486,050
Selling, general and administrative expenses	390,389	351,161
Operating income	147,745	134,889
Interest expense and finance charges, net	8,770	7,703
Other expense (income), net	(7,616)	3,803
Income before income taxes	146,591	123,383
Provision for income taxes	36,052	34,572
Net income before non-controlling interest	110,539	88,811
Less: Net income attributable to non-controlling interest	266	—
Net income attributable to Concentrix Corporation	$110,273	$88,811

Earnings per common share:
Basic	$2.11	$1.72
Diluted	$2.09	$1.69
Weighted-average common shares outstanding
Basic	51,629	51,155
Diluted	52,046	51,805

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended
	February 28, 2022	February 28, 2021
Net income before non-controlling interest	$110,539	$88,811
Other comprehensive loss:
Unrealized gains (losses) of defined benefit plans, net of taxes of $0 and $98 for the three months ended February 28, 2022 and 2021, respectively	773	(376)
Unrealized losses on cash flow hedges during the period, net of taxes of $947 and $2,255 for the three months ended February 28, 2022 and 2021, respectively	(2,760)	(7,070)
Reclassification of net gains on cash flow hedges to net income, net of taxes of $232 and $3,022 for the three months ended February 28, 2022 and 2021, respectively	(673)	(9,171)
Total change in unrealized gains (losses) on cash flow hedges, net of taxes	(3,433)	(16,241)
Foreign currency translation adjustments, net of taxes of $0 for the three months ended February 28, 2022 and 2021, respectively	(13,839)	6,306
Other comprehensive loss	(16,499)	(10,311)
Comprehensive income	94,040	78,500
Less: Comprehensive income attributable to non-controlling interests	266	—
Comprehensive income attributable to Concentrix Corporation	$93,774	$78,500

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency and share amounts in thousands)
(unaudited)

		Concentrix Corporation Stockholders’ Equity
		Common stock			Treasury stock
	Redeemable non-controlling interest	Shares	Amount	Additional paid-in capital	Shares	Amount	Retained earnings	Former parent company investment	Accumulated other comprehensive loss	Total Stockholders’ Equity
Balances, November 30, 2020	$—	—	$—	$—	—	$—	$—	$2,305,899	$(3,814)	$2,302,085
Other comprehensive loss	—	—	—	—	—	—	—	—	(10,311)	(10,311)
Reclassification of net former parent investment in Concentrix	—	—	—	2,305,899	—	—	—	(2,305,899)	—	—
Issuance of common stock at separation and spin-off	—	51,135	5	(5)	—	—	—	—	—	—
Share-based compensation activity	—	79	—	9,102	—	—	—	—	—	9,102
Repurchase of common stock for tax withholdings on equity awards	—	—	—	—	4	(409)	—	—	—	(409)
Net income	—	—	—	—	—	—	88,811	—	—	88,811
Balances, February 28, 2021	$—	51,214	$5	$2,314,996	4	$(409)	$88,811	$—	$(14,125)	$2,389,278

Balances, November 30, 2021	$—	51,594	$5	$2,355,767	333	$(57,486)	$392,495	$—	$(70,526)	$2,620,255
Other comprehensive loss	—	—	—	—	—	—	—	—	(16,499)	(16,499)
Equity awards issued as acquisition purchase consideration	—	—	—	15,725	—	—	—	—	—	15,725
Acquisition of non-controlling interest in subsidiary	2,000	—	—	—	—	—	—	—	—	—
Net income attributable to non-controlling interest	266	—	—	—	—	—	—	—	—	—
Share-based compensation activity	—	70	—	17,911	—	—	—	—	—	17,911
Repurchase of common stock for tax withholdings on equity awards	—	—	—	—	15	(2,554)	—	—	—	(2,554)
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	(13,112)	—	—	(13,112)
Net income	—	—	—	—	—	—	110,273	—	—	110,273
Balances, February 28, 2022	$2,266	51,664	$5	$2,389,403	348	$(60,040)	$489,656	$—	$(87,025)	$2,731,999

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Three Months Ended
	February 28, 2022	February 28, 2021
Cash flows from operating activities:
Net income before non-controlling interest	$110,539	$88,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,037	35,999
Amortization	38,056	34,601
Non-cash share-based compensation expense	15,030	6,811
Provision for doubtful accounts	1,948	(2,554)
Deferred income taxes	(10,646)	(8,276)
Unrealized foreign exchange loss	726	6,305
Other	(98)	133
Changes in operating assets and liabilities:
Accounts receivable, net	(30,188)	(48,099)
Payable to former parent	—	(22,825)
Accounts payable	(7,171)	(27,766)
Other operating assets and liabilities	(109,218)	(27,256)
Net cash provided by operating activities	45,015	35,884
Cash flows from investing activities:
Purchases of property and equipment	(45,393)	(41,950)
Acquisitions of business, net of cash acquired	(1,564,430)	—
Other investments	(1,000)	—
Net cash used in investing activities	(1,610,823)	(41,950)
Cash flows from financing activities:
Proceeds from the Credit Facility - Term Loan	2,100,000	—
Repayments of the Credit Facility - Prior Term Loan	(700,000)	(50,000)
Proceeds from the Securitization Facility	508,000	399,500
Repayments of the Securitization Facility	(359,000)	(382,000)
Cash paid for debt issuance costs	(8,863)	—
Proceeds from exercise of stock options	2,882	2,291
Repurchase of common stock for tax withholdings on equity awards	(2,554)	(409)
Dividends paid	(13,112)	—
Net cash provided by (used in) financing activities	1,527,353	(30,618)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,395)	(471)
Net decrease in cash, cash equivalents and restricted cash	(39,850)	(37,155)
Cash, cash equivalents and restricted cash at beginning of year	183,010	156,351
Cash, cash equivalents and restricted cash at end of period	$143,160	$119,196

Supplemental disclosure of non-cash investing activities:
Accrued costs for property and equipment purchases	$6,293	$6,768

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(currency and share amounts in thousands, except per share amounts)

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION:
Background
Concentrix Corporation (“Concentrix,” the “CX business” or the “Company”) is a leading global provider of Customer Experience (“CX”) solutions and technology that help iconic and disruptive brands drive deep understanding, full lifecycle engagement, and differentiated experiences for their end-customers around the world. The Company provides end-to-end capabilities, including CX process optimization, technology innovation and design engineering, front- and back-office automation, analytics and business transformation services to clients in five primary industry verticals. The Company’s primary verticals are technology and consumer electronics, communications and media, retail, travel and e-commerce, banking, financial services and insurance, and healthcare.
On December 1, 2020, the separation of the CX business (the “separation”) from SYNNEX Corporation, now known as TD SYNNEX Corporation (“TD SYNNEX” or the “former parent”) was completed through a tax-free distribution of all of the issued and outstanding shares of the Company’s common stock to TD SYNNEX stockholders (the “distribution” and, together with the separation, the “spin-off”). TD SYNNEX stockholders received one share of the Company’s common stock for each share of TD SYNNEX common stock held as of the close of business on November 17, 2020. As a result of the spin-off, the Company became an independent public company and the Company’s common stock commenced trading on the Nasdaq Stock Market (“Nasdaq”) under the symbol “CNXC” on December 1, 2020.

Basis of presentation
The accompanying interim unaudited consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2021 have been derived from the Company’s annual audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These interim consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2021. All intercompany balances and transactions have been eliminated in consolidation.

Risks and uncertainties related to the COVID-19 pandemic

In December 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization in March 2020. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and labor force participation, and created significant volatility and disruption of financial markets. The Company successfully transitioned a significant portion of its workforce to a remote working environment throughout the second quarter of 2020 and implemented a number of safety and social distancing measures in the Company’s sites to protect the health and safety of the team. During the three months ended February 28, 2022, almost all of the Company’s workforce was productive, but the Company experienced the continued effects of the COVID-19 pandemic, as variants caused new waves of COVID-19 cases around the globe.

The extent of the continued impact of the COVID-19 pandemic on the Company’s operational and financial performance, including its ability to execute business strategies and initiatives in the expected time frame, will depend on future developments, including the duration, spread and severity of the pandemic, the evolution of the virus and the effects of mutations in its genetic code, country and state restrictions regarding virus containment, the availability and effectiveness of vaccines and treatment options, accessibility to the Company’s delivery and operations locations, its continued utilization of remote work environments in response to future health and safety restrictions, and the effect on the Company’s clients’ businesses and the demand for their products and services, all of which are uncertain and cannot be predicted. The Company is unable to predict how long the pandemic conditions will persist in regions in which the Company operates, if or when countries or localities may experience an increase in COVID-19 cases, what additional measures may be introduced by governments or the Company’s clients in response to the pandemic generally or to an increase in COVID-19 cases in a particular country or locality, and the effect of any such additional measures on the Company’s business. As a result, many of the estimates and assumptions used in preparation of these consolidated financial statements required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve with respect to the pandemic and the global recovery from the pandemic, the Company’s estimates may materially change in future periods.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
For a discussion of the Company’s significant accounting policies, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2021. Accounting pronouncements adopted during the three months ended February 28, 2022 are discussed below.
Concentration of credit risk
For the three months ended February 28, 2022 and February 28, 2021, one client accounted for 10.3% and 11.9%, respectively, of the Company’s consolidated revenue.
As of February 28, 2022 and November 30, 2021, one client comprised 12.3% and 15.3%, respectively, of the Company’s total accounts receivable balance.
Recently adopted accounting pronouncements
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued new guidance that simplifies the accounting for income taxes. The guidance is effective for annual reporting periods beginning after December 15, 2020, and interim periods within those reporting periods. This standard became effective for fiscal year 2022 and did not have a material impact on the consolidated financial statements.
In August 2018, the FASB issued new guidance to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The guidance requires the Company to disclose the weighted-average interest crediting rates used in cash balance pension plans. It also requires the Company to disclose the reasons for significant changes in the benefit obligation or plan assets, including significant gains and losses affecting the benefit obligation for the period. This standard became effective for fiscal year 2021 and did not have a material impact on the consolidated financial statements.
In June 2016, the FASB issued a new credit loss standard that replaced the prior incurred loss impairment model with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. This standard became effective for fiscal year 2021 and did not have a material impact on the consolidated financial statements.
Recently issued accounting pronouncements
In March 2020, the FASB issued optional guidance to ease the potential burden for a limited time in accounting for or recognizing the effects of reference rate reform, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”) on financial reporting. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are elective and are effective upon issuance for all entities through December 31, 2022. The Company is currently evaluating the impact of this guidance.
NOTE 3—ACQUISITION:

PK Acquisition

Background

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
Purchase price consideration

The total purchase price, net of cash acquired, was $1,581.2 million, which was funded by proceeds from the Company’s new term loan (the “Term Loan”) under its amended senior secured credit facility (the “Credit Facility”) and additional borrowings under its accounts receivable securitization facility (the “Securitization Facility”). See Note 8—Borrowings for a further discussion of the Term Loan, the Credit Facility and the Securitization Facility.
The preliminary purchase price consideration to acquire PK consisted of the following:

Cash consideration for PK stock (1)	$1,177,568
Cash consideration for PK vested equity awards (2)	246,229
Cash consideration for repayment of PK debt, including accrued interest (3)	148,492
Cash consideration for transaction expenses of PK (4)	22,842
Total cash consideration	1,595,131
Non-cash equity consideration for conversion of PK equity awards (5)	15,725
Total consideration transferred	1,610,856
Less: Cash acquired (6)	29,653
Total purchase price consideration	$1,581,203

(1) Represents the cash consideration paid for the outstanding shares of PK’s common stock, which includes a preliminary estimate of the merger consideration adjustment to be paid pursuant to the merger agreement.
(2) Represents the cash consideration paid for vested PK stock option awards and restricted stock awards.
(3) Represents the cash consideration paid to retire PK’s outstanding third-party debt, including accrued interest.
(4) Represents the cash consideration paid for expenses incurred by PK in connection with the merger and paid by Concentrix pursuant to the merger agreement. These expenses primarily related to third-party consulting services.
(5) Represents the issuance of vested Concentrix stock options that were issued in conversion of certain vested PK stock options that were assumed by Concentrix pursuant to the merger agreement.
(6) Represents the PK cash balance acquired at acquisition.
Preliminary purchase price allocation

The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, Business Combinations. The purchase price was allocated to the assets acquired, liabilities assumed and non-controlling interest based on management’s estimate of the respective fair values at the date of acquisition. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of goodwill were the assembled workforce, comprehensive service portfolio delivery capabilities and strategic benefits that are expected to be realized from the acquisition. None of the goodwill is expected to be deductible for income tax purposes.

The following table summarizes the preliminary estimates of fair values of the assets acquired, liabilities assumed and non-controlling interest as of the acquisition date:

As of
December 27, 2021
Assets acquired:
Cash and cash equivalents	$29,653
Accounts receivable	86,955
Property and equipment	11,335
Operating lease right-of-use assets	12,288
Identifiable intangible assets	469,300
Goodwill	1,132,017
Other assets	11,954
Total assets acquired	$1,753,502

Liabilities assumed and non-controlling interest:
Accounts payable and accrued liabilities	70,269
Operating lease liabilities	12,288
Deferred tax liabilities	58,089
Non-controlling interest	2,000
Total liabilities assumed and non-controlling interest	$142,646

Total consideration transferred	$1,610,856

As of February 28, 2022, the purchase price allocation is preliminary. The preliminary purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (defined as the twelve months following the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of identifiable intangible assets acquired, the fair value of certain tangible assets acquired and liabilities assumed, and deferred income taxes. The Company expects to continue to obtain information for the purpose of determining the fair value of the assets acquired and liabilities assumed on the acquisition date throughout the remainder of the measurement period.

The preliminary purchase price allocation includes $469.3 million of acquired identifiable intangible assets, all of which have finite lives. The preliminary fair value of the identifiable intangible assets has been estimated using the income approach through a discounted cash flow analysis of certain cash flow projections. The cash flow projections are based on forecasts used by the Company to price the PK acquisition, and the discount rates applied were benchmarked by referencing the implied rate of return of the Company’s pricing model and the weighted average cost of capital. The intangible assets are being amortized over their estimated useful lives on either a straight-line basis or an accelerated method that reflects the economic benefit of the asset. The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future forecasted cash flows of the Company following the acquisition of PK.

Impact on results of operations

The results of the PK operations have been included in the consolidated financial statements since December 27, 2021. The following table provides the results of operations for PK included in the consolidated statement of operations from the acquisition date through February 28, 2022:

Revenue	$83,196
Income before income taxes	207

In connection with the acquisition of PK, the Company incurred a total of $0.9 million of acquisition-related and integration expenses for the three months ended February 28, 2022. These expenses primarily include legal and professional services, and severance and retention payments to integrate the business. These acquisition-related and integration expenses were recorded within selling, general and administrative expenses.

Supplemental Pro Forma Information

The supplemental pro forma financial information presented below is for illustrative purposes only, does not include the pro forma adjustments that would be required under Regulation S-X for pro forma financial information, is not necessarily indicative of the financial position or results of operations that would have been realized if the PK acquisition had been completed on the date indicated, does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions that we believe are reasonable under the circumstances.

The supplemental pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the PK acquisition had occurred on December 1, 2020 to give effect to certain events that the Company believes to be directly attributable to the PK acquisition. These pro forma adjustments primarily include:

•An increase in amortization expense that would have been recognized due to acquired identifiable intangible assets.
•An adjustment to interest expense to reflect the additional borrowings of Concentrix on the amended credit facility and the repayment of PK’s historical debt in conjunction with the acquisition.
•The related income tax effects of the adjustments noted above.

The supplemental pro forma financial information for the periods presented is as follows:

	Three Months Ended
	February 28,
	2022	2021
Revenue	$1,569,013	$1,448,752
Net income	106,351	84,235

NOTE 4—SHARE-BASED COMPENSATION:
In November 2020, in connection with the spin-off, TD SYNNEX, as sole stockholder of Concentrix, approved the Concentrix Corporation 2020 Stock Incentive Plan (the “Concentrix Stock Incentive Plan”) and the Concentrix Corporation 2020 Employee Stock Purchase Plan (the “Concentrix ESPP”), each to be effective upon completion of the spin-off. 4,000 shares of Concentrix common stock were reserved for issuance under the Concentrix Stock Incentive Plan, and 1,000 shares of Concentrix common stock were authorized for issuance under the Concentrix ESPP. In December 2021, 523 additional shares of Concentrix common stock were reserved for issuance under the Concentrix Stock Incentive Plan resulting from an automatic annual increase pursuant to the terms of the plan.

In January 2022, the Company granted 137 restricted stock awards and restricted stock units and 129 performance-based restricted stock units under the Concentrix Stock Incentive Plan, which included annual awards to the Company’s senior executive team and retention and new hire awards to staff who joined the Company from PK. The restricted stock awards and restricted stock units awards had a weighted average grant date fair value of $181.09 per share and vest over a service period of four years. The performance-based restricted stock units will vest, if at all, upon the achievement of certain annual financial targets during the three-year period ending November 30, 2024. The performance-based restricted stock units had a grant date weighted average fair value of $178.58 per share.
The Company recorded share-based compensation expense in the consolidated statements of operations for the three months ended February 28, 2022 and 2021 as follows:

	Three Months Ended
	February 28, 2022	February 28, 2021
Total share-based compensation	$15,169	$7,118
Tax benefit recorded in the provision for income taxes	(3,852)	(1,780)
Effect on net income	$11,317	$5,338
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
NOTE 5—BALANCE SHEET COMPONENTS:

Cash, cash equivalents and restricted cash:

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	As of
	February 28, 2022	November 30, 2021
Cash and cash equivalents	$142,157	$182,038
Restricted cash included in other current assets	1,003	972
Cash, cash equivalents and restricted cash	$143,160	$183,010
Restricted cash balances relate primarily to restrictions placed on cash deposits by banks as collateral for the issuance of bank guarantees and the terms of a government grant.
Accounts receivable, net:
Accounts receivable, net is comprised of the following as of February 28, 2022 and 2021:

	As of
	February 28, 2022	November 30, 2021
Billed accounts receivable	$781,807	$714,032
Unbilled accounts receivable	549,835	499,342
Less: Allowance for doubtful accounts	(6,904)	(5,421)
Accounts receivable, net	$1,324,738	$1,207,953

Allowance for doubtful trade receivables:
Presented below is a progression of the allowance for doubtful trade receivables:

	Three Months Ended
	February 28,
	2022	2021
Balance at beginning of period	$5,421	$8,963
Net additions (reductions)	1,948	(2,554)
Write-offs and reclassifications	(465)	(170)
Balance at end of period	$6,904	$6,239

Property and equipment, net:
The following tables summarize the carrying amounts and related accumulated depreciation for property and equipment as of February 28, 2022 and November 30, 2021:

	As of
	February 28, 2022	November 30, 2021
Land	$27,663	$27,677
Equipment, computers and software	512,346	488,270
Furniture and fixtures	92,202	90,442
Buildings, building improvements and leasehold improvements	376,993	364,166
Construction-in-progress	12,350	10,741
Total property and equipment, gross	$1,021,554	$981,296
Less: Accumulated depreciation	(604,680)	(574,152)
Property and equipment, net	$416,874	$407,144
Shown below are the countries where 10% or more of the Company’s property and equipment, net are located as of February 28, 2022 and November 30, 2021:

	As of
	February 28, 2022	November 30, 2021
Property and equipment, net:
United States	$113,231	$101,333
Philippines	84,497	87,548
India	46,430	46,167
Others	172,716	172,096
Total	$416,874	$407,144

Goodwill:
The following table summarizes the changes in the Company’s goodwill for the three months ended February 28, 2022:

Balance as of November 30, 2021	$1,813,502
Acquisition	1,132,017
Foreign exchange translation	(3,080)
Balance as of February 28, 2022	$2,942,439
Intangible assets, net:
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of February 28, 2022 and November 30, 2021:

	As of February 28, 2022			As of November 30, 2021
	Gross amounts	Accumulated amortization	Net amounts	Gross amounts	Accumulated amortization	Net amounts
Customer relationships	$1,745,122	$(729,092)	$1,016,030	$1,347,961	$(694,701)	$653,260
Technology	74,328	(11,400)	62,928	10,835	(8,900)	1,935
Trade names	11,721	(6,807)	4,914	6,724	(6,391)	333
Non-compete agreements	2,200	(130)	2,070	—	—	—
	$1,833,371	$(747,429)	$1,085,942	$1,365,520	$(709,992)	$655,528
Estimated future amortization expense of the Company’s intangible assets is as follows:

Fiscal years ending November 30,
2022 (remaining nine months)	$124,838
2023	154,781
2024	140,805
2025	129,176
2026	113,544
Thereafter	422,798
Total	$1,085,942

Accumulated other comprehensive income (loss):
The components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes, were as follows:

	Three Months Ended February 28, 2022 and 2021
	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustments, net of taxes	Total
Balance, November 30, 2020	$(38,584)	$29,239	$5,531	$(3,814)
Other comprehensive income (loss) before reclassification	(376)	(7,070)	6,306	(1,140)
Reclassification of gains from other comprehensive income (loss)	—	(9,171)	—	(9,171)
Balances at February 28, 2021	$(38,960)	$12,998	$11,837	$(14,125)

Balance, November 30, 2021	$(22,745)	$(1,403)	$(46,378)	$(70,526)
Other comprehensive income (loss) before reclassification	773	(2,760)	(13,839)	(15,826)
Reclassification of gains from other comprehensive income (loss)	—	(673)	—	(673)
Balances at February 28, 2022	$(21,972)	$(4,836)	$(60,217)	$(87,025)
Refer to Note 6 for the location of gains and losses on cash flow hedges reclassified from other comprehensive income (loss) to the consolidated statements of operations. Reclassifications of amortization of actuarial (gains) losses of defined benefit plans is recorded in “Other expense (income), net” in the consolidated statement of operations.
Restructuring:
The following table presents the activity related to liabilities for restructuring charges of previous acquisitions for the three months ended February 28, 2022 and 2021:

Three Months Ended
February 28, 2022 and 2021
Restructuring costs	Facility and exit costs
Accrued balance as of November 30, 2020	$17,810
Cash payments	(2,004)
Accrued balance as of February 28, 2021	$15,806

Accrued balance as of November 30, 2021	$12,406
Additional accrual during the period	47
Cash payments	(1,002)
Accrued balance as of February 28, 2022	$11,451
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
Cash Flow Hedges
To mitigate the risk of fluctuations in foreign currency exchange rates on gross margins, certain of the Company’s legal entities with functional currencies that are not U.S. dollars may hedge a portion of forecasted revenue or costs not denominated in the entities’ functional currencies. These instruments mature at various dates through February 2024. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of “Revenue” in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of foreign currency costs are recognized as a component of “Cost of revenue” or “Selling, general and administrative expenses” in the same period as the related costs are recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions.
Non-Designated Derivatives
The Company uses short-term forward contracts to offset the foreign exchange risk of assets and liabilities denominated in currencies other than the functional currency of the Company’s legal entities that own the asset or liability. These contracts, which are not designated as hedging instruments, mature or settle within twelve months. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.
Fair Values of Derivative Instruments in the Consolidated Balance Sheets
The fair values of the Company’s derivative instruments are disclosed in Note 7 and summarized in the table below:

	Value as of
Balance Sheet Line Item	February 28, 2022	November 30, 2021
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$1,456,904	$1,415,447
Other current assets	9,745	10,058
Other accrued liabilities	6,300	12,542
Derivative instruments designated as cash flow hedges:
Foreign exchange forward contracts (notional value)	$921,264	$918,097
Other current assets and other assets	5,228	7,851
Other accrued liabilities and other long-term liabilities	11,723	9,736

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

		Three Months Ended
	Locations of gain (loss) in statement of operations	February 28, 2022	February 28, 2021
Derivative instruments designated as cash flow hedges
Losses recognized in OCI:
Foreign exchange forward contracts		$(3,707)	$(9,325)

Gains reclassified from AOCI into income:
Foreign exchange forward contracts
Gain reclassified from AOCI into income	Cost of revenue for services	$415	$8,835
Gain reclassified from AOCI into income	Selling, general and administrative expenses	490	3,358
Total		$905	$12,193

Derivative instruments not designated as hedging instruments:
Loss recognized from foreign exchange forward contracts, net(1)	Other expense (income), net	$(1,012)	$(2,767)
(1)    The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net losses in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $6,376.
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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of February 28, 2022				As of November 30, 2021
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$80,885	$80,885	$—	$—	$77,332	$77,332	$—	$—
Foreign government bond	1,704	1,704	—	—	1,446	1,446	—	—
Forward foreign currency exchange contracts	14,973	—	14,973	—	17,909	—	17,909	—
Liabilities:
Forward foreign currency exchange contracts	$18,023	$—	$18,023	$—	$22,278	$—	$22,278	$—
The Company’s cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Investment in foreign government bond classified as an available-for-sale debt security is recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by banks or foreign currency dealers. Fair values of long-term foreign currency exchange contracts are measured using valuations based upon quoted prices for similar assets and liabilities in active markets and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. The effect of nonperformance risk on the fair value of derivative instruments was not material as of February 28, 2022 and November 30, 2021.
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
During the three months ended February 28, 2022 and 2021, there were no transfers between the fair value measurement category levels.

NOTE 8—BORROWINGS:
Borrowings consist of the following:

	As of
	February 28, 2022	November 30, 2021
Credit Facility - current portion of Term Loan component	$78,750	$—
Current portion of long term debt	78,750	—

Credit Facility - Term Loan component	$2,021,250	$—
Credit Facility - Prior Term Loan component	—	700,000
Securitization Facility	254,000	105,000
Long-term debt, before unamortized debt discount and issuance costs	2,275,250	805,000
Less: unamortized debt discount and issuance costs	(8,604)	(2,983)
Long-term debt, net	$2,266,646	$802,017

Credit Facility

On December 27, 2021, in connection with the closing of the acquisition of PK, Concentrix entered into an amendment of its senior secured credit facility (the “Credit Facility”) (i) to refinance the previously existing term loan (the “Prior Term Loan”) with a new term loan, which was fully advanced, in the aggregate outstanding principal amount of $2,100,000 (the “Term Loan”), (ii) to increase the revolving credit facility to $1,000,000 (the “Revolver”), (iii) to extend the maturity of the Credit Facility from November 30, 2025 to December 27, 2026, (iv) to replace LIBOR with SOFR (the Secured Overnight Financing Rate) as the primary reference rate used to calculate interest on the loans under the Credit Facility, and (v) to modify the commitment fee on the unused portion of the Revolver and the margins in excess of the reference rates at which the loans under the Credit Facility bear interest. The proceeds from the Term Loan and additional borrowings on the Securitization Facility were used to repay the principal amounts outstanding on the Prior Term Loan and to finance the acquisition of PK, including the repayment of certain indebtedness of PK and the payment of fees and expenses in connection with the acquisition of PK.

As amended, borrowings under the Credit Facility bear interest, in the case of SOFR rate loans, at a per annum rate equal to the applicable SOFR rate (but not less than 0.0%), plus an adjustment of between 0.10% and 0.25% depending on the interest period of each SOFR loan, plus an applicable margin, which ranges from 1.25% to 2.00%, based on Concentrix’ consolidated leverage ratio. Borrowings under the Credit Facility that are not SOFR rate loans bear interest at a per annum rate equal to (i) the greatest of (a) the Federal Funds Rate in effect on such day plus ½ of 1.00%, (b) the rate of interest last publicly announced by Bank of America as its “prime rate” and (c) the term SOFR rate plus 1.00%, plus (ii) an applicable margin, which ranges from 0.25% to 1.00%, based on Concentrix’ consolidated leverage ratio. As amended, the commitment fee on the unused portion of the Revolver ranges from 22.5 to 30 basis points, based on Concentrix’ consolidated leverage ratio.

Beginning August 31, 2022, the outstanding principal of the Term Loan will be payable in quarterly installments of $26.25 million, with the unpaid balance due in full on the maturity date.

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
Concentrix initially entered into the Credit Facility on October 16, 2020, and the Credit Facility initially provided for the extension of revolving loans of up to $600,000 and term loan borrowings of up to $900,000. On November 30, 2020, in connection with the spin-off, the Company incurred $900,000 of term loan borrowings under the Credit Facility. Substantially all of the proceeds from such indebtedness, net of debt issuance costs, were transferred to TD SYNNEX on November 30, 2020 to eliminate debt owed by Concentrix to TD SYNNEX and in exchange for the contribution of certain Concentrix trademarks from TD SYNNEX to Concentrix.

Beginning May 31, 2021, the outstanding principal of the Prior Term Loan was payable in quarterly installments of $11,250, with the unpaid balance due in full on the maturity date. During the fiscal year ended November 30, 2021, the Company paid $200,000 of the principal balance on the Prior Term Loan, including $166,250 of voluntary prepayments, without penalty.

At February 28, 2022 and November 30, 2021, no amounts were outstanding under the Revolver.
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
Under the Securitization Facility, Concentrix and certain of its subsidiaries (the “Originators”) sell or otherwise transfer all of their accounts receivable to a special purpose bankruptcy-remote subsidiary of Concentrix (the “Borrower”) that grants a security interest in the receivables to the lenders in exchange for available borrowings of up to $350,000. The amount received under the Securitization Facility is recorded as debt on the Company’s consolidated balance sheets. Borrowing availability under the Securitization Facility may be limited by the Company’s accounts receivable balances, changes in the credit ratings of the clients comprising the receivables, client concentration levels in the receivables, and certain characteristics of the accounts receivable being transferred (including factors tracking performance of the accounts receivable over time). The Securitization Facility has a termination date of October 28, 2022. Amounts drawn under this Securitization Facility have been classified as long-term debt within the consolidated balance sheet based on the Company’s ability and intent to refinance on a long-term basis as of February 28, 2022.
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
Covenant compliance
As of February 28, 2022, Concentrix was in compliance with all covenants for the above arrangements.
NOTE 9—EARNINGS PER SHARE:

Basic and diluted earnings per common share (“EPS”) are computed using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating security. The Company’s restricted stock awards are considered participating securities because they are legally issued at the grant date and holders have a non-forfeitable right to receive dividends.

	Three Months Ended
	February 28, 2022	February 28, 2021
Basic earnings per common share:
Net income	$110,273	$88,811
Less: net income allocated to participating securities(1)	(1,554)	(1,060)
Net income attributable to common stockholders	$108,719	$87,751

Weighted-average number of common shares - basic	51,629	51,155

Basic earnings per common share	$2.11	$1.72

Diluted earnings per common share:
Net income	$110,273	$88,811
Less: net income allocated to participating securities(1)	(1,542)	(1,047)
Net income attributable to common stockholders	$108,731	$87,764

Weighted-average number of common shares - basic	51,629	51,155
Effect of dilutive securities:
Stock options and restricted stock units	417	650
Weighted-average number of common shares - diluted	52,046	51,805

Diluted earnings per common share	$2.09	$1.69
(1)Restricted stock awards granted to employees by the Company are considered participating securities.

NOTE 10—REVENUE:
Disaggregated revenue
In the following table, the Company’s revenue is disaggregated by primary industry verticals:

	Three Months Ended
	February 28, 2022	February 28, 2021
Industry vertical:
Technology and consumer electronics	$470,199	$412,818
Communications and media	260,643	248,790
Retail, travel and ecommerce	284,917	239,001
Banking, financial services and insurance	243,246	209,084
Healthcare	150,136	125,224
Other	126,911	118,361
Total	$1,536,052	$1,353,278
NOTE 11—PENSION AND EMPLOYEE BENEFITS PLANS:
The Company has a 401(k) plan in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in the 401(k) plan on the first day of the month after their employment date. The Company may make discretionary contributions under the plan. Employees in most of the Company’s non-U.S. legal entities are covered by government mandated defined contribution plans. During the three months ended February 28, 2022 and 2021, the Company contributed $21,812 and $20,174, respectively, to defined contribution plans.
Defined Benefit Plans
The Company has defined benefit pension and retirement plans for eligible employees of certain non-U.S. legal entities. For eligible employees in the U.S., the Company maintains a frozen defined benefit pension plan (“the cash balance plan”), which includes both a qualified and non-qualified portion. The pension benefit formula for the cash balance plan is determined by a combination of compensation, age-based credits and annual guaranteed interest credits. The qualified portion of the cash balance plan has been funded through contributions made to a trust fund.
The Company maintains funded or unfunded defined benefit pension or retirement plans for certain eligible employees in the Philippines, Malaysia, India, and France. Benefits under these plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plans.
Net benefit costs related to defined benefit plans were $5,722 and $3,311, during the three months ended February 28, 2022 and 2021, respectively. On an aggregate basis, the plans were underfunded by $102,276 and $104,689 at February 28, 2022 and November 30, 2021, respectively.
NOTE 12—INCOME TAXES:
Income taxes consist of current and deferred tax expense resulting from income earned in domestic and international jurisdictions. The effective tax rates for the three months ended February 28, 2022 and 2021 were impacted by the geographic mix of worldwide income and certain discrete items.
The liability for unrecognized tax benefits was $56,046 and $56,308 at February 28, 2022 and November 30, 2021, respectively, and is included in other long-term liabilities in the consolidated balance sheets. As of February 28, 2022 and November 30, 2021, the total amount of unrecognized tax benefits that would affect income tax expense if recognized in the consolidated financial statements was $48,241 and $48,438, respectively. This amount includes net interest and penalties of $8,884 and $8,861 for the respective periods. The net interest and penalties balance for November 30, 2021 includes an immaterial prior period disclosure adjustment to properly present the amount. This disclosure adjustment resulted in no impact to the Company’s consolidated balance sheets or consolidated statement of operations for any period presented. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease between approximately $6,484 and $12,693 in the next twelve months; however, actual developments in this area could differ from those currently expected.
NOTE 13— LEASES:
The Company leases certain of its facilities and equipment under operating lease agreements, which expire in various periods through 2035. The Company’s finance leases are not material.
The following table presents the various components of operating lease costs:

	Three Months Ended
	February 28, 2022	February 28, 2021
Operating lease cost	$50,802	$51,441
Short-term lease cost	4,337	3,708
Variable lease cost	11,984	10,120
Sublease income	(735)	(472)
Total operating lease cost	$66,388	$64,797
The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five fiscal years and thereafter as of February 28, 2022:

Fiscal Years Ending November 30,
2022 (remaining nine months)	$145,077
2023	160,906
2024	121,676
2025	76,990
2026	32,099
Thereafter	21,730
Total payments	558,478
Less: imputed interest*	55,638
Total present value of lease payments	$502,840
*Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.
The following amounts were recorded in the consolidated balance sheets related to the Company’s operating leases:

		As of
		February 28, 2022	November 30, 2021
Operating lease ROU assets	Other assets, net	$483,083	$489,171
Current operating lease liabilities	Other accrued liabilities	158,865	153,329
Non-current operating lease liabilities	Other long-term liabilities	343,975	354,471

The following table presents supplemental cash flow information related to the Company’s operating leases. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Three Months Ended
	February 28, 2022	February 28, 2021
Cash paid for amounts included in the measurement of lease liabilities	$50,044	$54,004
Non-cash ROU assets obtained in exchange for lease liabilities	37,492	14,873
The weighted-average remaining lease term and discount rate as of February 28, 2022 and November 30, 2021 were as follows:

	As of
	February 28, 2022	November 30, 2021
Weighted-average remaining lease term (years)	3.68	3.81
Weighted-average discount rate	5.50%	5.82%
NOTE 14—COMMITMENTS AND CONTINGENCIES:
From time to time, the Company receives notices from third parties, including customers and suppliers, seeking indemnification, payment of money or other actions in connection with claims made against them. Also, from time to time, the Company has been involved in various bankruptcy preference actions where the Company was a supplier to the companies now in bankruptcy. In addition, the Company is subject to various other claims, both asserted and unasserted, that arise in the ordinary course of business. The Company evaluates these claims and records the related liabilities. It is possible that the liabilities ultimately incurred by the Company could differ from the amounts recorded.
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

NOTE 15—STOCKHOLDERS’ EQUITY:

Share repurchase program
In September 2021, the Company’s board of directors authorized the Company to purchase up to $500,000 of the Company’s outstanding shares of common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. The repurchase program has no termination date and may be suspended or discontinued at any time. During the three months ended February 28, 2022, the Company did not repurchase any shares under the program. At February 28, 2022, approximately $474,900 remained available for share repurchases under the existing authorization from the Company’s board of directors.

Dividends
During fiscal years 2022 and 2021, the Company has paid the following dividends per share approved by the Company’s board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
September 27, 2021	October 22, 2021	$0.25	November 2, 2021
January 18, 2022	January 28, 2022	$0.25	February 8, 2022

On March 29, 2022, the Company announced a cash dividend of $0.25 per share to stockholders of record as of April 29, 2022, payable on May 10, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021, as filed with the Securities and Exchange Commission on January 28, 2022. References to “we,” “our,” “us,” “the Company” or “Concentrix” refer to Concentrix Corporation and its subsidiaries.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our expected future financial condition, results of operations, effective tax rate, cash flows, leverage, liquidity, business strategy, competitive position, demand for our services and seasonality of our business, international operations, acquisition opportunities and the anticipated impact of acquisitions, capital allocation and dividends, growth opportunities, spending, capital expenditures and investments, competition and market forecasts, industry trends, and statements that include words such as believe, expect, may, will, provide, could and should and other similar expressions. These forward-looking statements are inherently uncertain and involve substantial risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Risks and uncertainties include, among other things: risks related to general economic conditions, including uncertainty related to the COVID-19 pandemic and its impact on the global economy, supply chains, inflation, our business and the business of our clients, and uncertainty related to the effect of the conflict in Ukraine on the global economy; other communicable diseases, natural disasters, adverse weather conditions or public health crises; cyberattacks on our or our clients’ networks and information technology systems; the inability to protect personal and proprietary information; the failure of our staff and contractors to adhere to our and our clients’ controls and processes; the inability to execute on our digital customer experience strategy; the inability to successfully identify, complete or integrate strategic acquisitions or investments, including our integration of PK; competitive conditions in our industry and consolidation of our competitors; geopolitical, economic and climate or weather related risks in regions with a significant concentration of our operations; higher than expected tax liabilities; the loss of key personnel; the demand for customer experience solutions and technology; variability in demand by our clients or the early termination of our client contracts; the level of business activity of our clients and the market acceptance and performance of their products and services; the operability of our communication services and information technology systems and networks; changes in law, regulations or regulatory guidance; currency exchange rate fluctuations; damage to our reputation through the actions or inactions of third parties; increases in the cost of labor; investigative or legal actions; and other risks that are described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2021. We do not intend to update forward-looking statements, which speak only as of the date hereof, unless otherwise required by law.
Concentrix, the Concentrix Logo, and all other Concentrix company, product and services names and slogans are trademarks or registered trademarks of Concentrix Corporation and its subsidiaries. Concentrix and the Concentrix Logo Reg. U.S. Pat. & Tm. Off. and applicable non-U.S. jurisdictions. Other names and marks are the property of their respective owners.
Overview and Basis of Presentation
Concentrix is a leading global provider of Customer Experience (“CX”) solutions and technology that help iconic and disruptive brands drive deep understanding, full lifecycle engagement, and differentiated experiences for their end-customers. We provide end-to-end capabilities, including CX process optimization, technology innovation and design engineering, front- and back-office automation, analytics and business transformation services to clients in five primary industry verticals. Our differentiated portfolio of solutions supports Fortune Global 500 as well as new economy clients across the globe in their efforts to deliver an optimized, consistent brand experience across all channels of communication, such as voice, chat, email, social media, asynchronous messaging, and custom applications. We strive to deliver exceptional services globally supported by our deep industry knowledge, technology and security practices, talented people, and digital and analytics expertise.
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
Risks and uncertainties related to the COVID-19 pandemic
In December 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization in March 2020. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and labor force participation, and created significant volatility and disruption of financial markets. We successfully transitioned a significant portion of our workforce to a remote working environment throughout the second quarter of 2020 and implemented a number of safety and social distancing measures in our sites to protect the health and safety of our staff. During the three months ended February 28, 2022, almost all of our workforce was productive, but we experienced the continued effects of the COVID-19 pandemic, as variants caused new waves of COVID-19 cases around the globe.
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

Our CX solutions and technology are generally characterized by flat unit prices. Approximately 95% of our revenue is recognized as services are performed, based on staffing hours or the number of client customer transactions handled using contractual rates. Remaining revenue from the sale of these solutions are typically recognized as the services are provided over the duration of the contract using contractual rates.
Our cost of revenue consists primarily of personnel costs related to the delivery of our solutions. The costs of our revenue can be impacted by the mix of client contracts, where we deliver the CX solutions, additional lead time for programs to be fully scalable, and transition and initial set-up costs. Our cost of revenue as a percentage of revenue has also fluctuated in the past, based primarily on our ability to achieve economies of scale, the management of our operating expenses, and the timing and costs incurred related to our acquisitions and investments.
In the first quarter of 2022 and 2021, approximately 78% and 83% of our consolidated revenue was generated from our non-U.S. operations, and approximately 66% and 62%, respectively, of our consolidated revenue was priced in U.S. dollars and we expect this to continue. As a result, we have certain client contracts that are priced in non-U.S. dollar currencies for which a substantial portion of the costs to deliver the services are in other currencies. Accordingly, our revenue may be earned in currencies that are different from the currencies in which we incur corresponding expenses. Fluctuations in the value of currencies, such as the Philippine peso, the Indian rupee, and the Canadian dollar, against the U.S. dollar or other currencies in which we bill our clients, and inflation in the local economies in which these delivery centers are located, can impact the operating and labor costs in these delivery centers, which can result in reduced profitability. As a result, our revenue growth, costs and profitability have been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates.
Margins
Our gross margins fluctuate and can be impacted by the mix of client contracts, services provided, shifts in the geography from which our CX services are delivered, client volume trends, the amount of lead time that is required for programs to become fully scalable, and transition and set-up costs. Our operating margin fluctuates based on changes in gross margins as well as overall volume levels, as we are able to gain scale efficiencies in our selling, general and administrative costs in periods of larger volume.
Economic and Industry Trends
The CX solutions industry in which we operate is competitive. Clients’ performance measures are based on competitive pricing terms and quality of services. Further, there can be competitive pressure in various labor markets, which could result in increased labor costs. Accordingly, we could be subject to pricing and labor cost pressures and may experience a decrease in revenue and operating income. Our business operates in over 40 countries across 6 continents. We have significant concentrations in the Philippines, India, the United States, the United Kingdom, Canada, throughout Europe, China and Japan. Accordingly, we would be impacted by economic strength or weakness in these geographies and by the strengthening or weakening of local currencies relative to the U.S. dollar.
Seasonality
Our revenue and margins fluctuate with the underlying trends in our clients’ businesses and trends in the level of consumer activity. As a result, our revenue and margins are typically higher in the fourth quarter of the year than in any other quarter.
Critical Accounting Policies and Estimates
During the three months ended February 28, 2022, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021.

Results of Operations – Three Months Ended February 28, 2022 and 2021

	Three Months Ended
	February 28, 2022	February 28, 2021

	($ in thousands)
Revenue	$1,536,052	$1,353,278
Cost of revenue	997,918	867,228
Gross profit	538,134	486,050
Selling, general and administrative expenses	390,389	351,161
Operating income	147,745	134,889
Interest expense and finance charges, net	8,770	7,703
Other expense (income), net	(7,616)	3,803
Income before income taxes	146,591	123,383
Provision for income taxes	36,052	34,572
Net income before non-controlling interest	110,539	88,811
Less: Net income attributable to non-controlling interest	266	—
Net income attributable to Concentrix Corporation	$110,273	$88,811
Revenue

	Three Months Ended		% Change
	February 28, 2022	February 28, 2021	2022 to 2021

	($ in thousands)
Industry vertical:
Technology and consumer electronics	$470,199	$412,818	13.9%
Communications and media	260,643	248,790	4.8%
Retail, travel and ecommerce	284,917	239,001	19.2%
Banking, financial services and insurance	243,246	209,084	16.3%
Healthcare	150,136	125,224	19.9%
Other	126,911	118,361	7.2%
Total	$1,536,052	$1,353,278	13.5%
We generate revenue by delivering our CX solutions and technology to our clients categorized in the above primary industry verticals. Our solutions focus on customer engagement, process optimization, and back-office automation.
Our revenue increased 13.5% in the three months ended February 28, 2022, compared to the three months ended February 28, 2021, which included approximately two months of revenue related to the acquired PK operations of $83.2 million, or an increase of 6.1%, and larger volumes across all verticals over the prior year period. These increases were partially offset by a decrease in revenue related to divested businesses of $15.9 million, or 1.2%, and an unfavorable translation effect of foreign currencies of $25.6 million, or 1.9%. The unfavorable foreign currency translation effect on revenue was primarily due to the weakening of the euro, Japanese yen and Australian dollar against the U.S. dollar. Revenue in our technology and consumer electronics vertical increased as a result of significant increases in volumes from several social media and internet-related service clients and increases in volumes from a broad-based group of hardware and software clients over the prior year period. Revenue in our communications and media vertical increased primarily due to contributions from the PK operations resulting in increased volumes over the prior year period. Revenue in our retail, travel and ecommerce vertical increased primarily due to contributions from the PK operations and increased volumes across the majority of our retail and ecommerce and travel and tourism clients over the prior year period. Revenue from clients in the banking, financial services and insurance vertical increased due to increased volumes from several banking and financial services clients offset by a decrease in volumes related to our insurance clients. Revenue in our healthcare vertical increased due to contributions from the PK operations and increased volumes across the majority of our health insurance clients. Revenue in our other vertical increased primarily reflecting contributions from the PK operations.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended		% Change
	February 28, 2022	February 28, 2021	2022 to 2021

	($ in thousands)
Cost of revenue	$997,918	$867,228	15.1%
Gross profit	538,134	486,050	10.7%
Gross margin %	35.0%	35.9%
Cost of revenue consists primarily of personnel costs. Gross margins can be impacted by resource location, client mix and pricing, additional lead time for programs to be fully scalable, and transition and initial set-up costs.
Our cost of revenue increased by 15.1% in the three months ended February 28, 2022 compared to the three months ended February 28, 2021, primarily due to the increase in our revenue and the cost of revenue associated with approximately two months of the PK operations of $56.9 million during the first quarter of 2022. The increases were partially offset by foreign currency impacts of $22.7 million. The foreign currency impact on our cost of revenue was caused primarily by the weakening of the euro, Japanese yen and Philippine peso against the U.S. dollar.

Our gross profit increased 10.7% in the three months ended February 28, 2022 compared to the three months ended February 28, 2021, primarily due to the increase in revenue and the contributions from approximately two months of the PK operations, partially offset by a net unfavorable foreign currency impact of $2.9 million on gross profit. Our gross margin percentage for the three months ended February 28, 2022 decreased to 35.0% from 35.9% in the prior year period due to the impact of approximately two months of the PK operations and changes in the mix of geographies where our services were delivered.
Selling, General and Administrative Expenses

	Three Months Ended		% Change
	February 28, 2022	February 28, 2021	2022 to 2021

	($ in thousands)
Selling, general and administrative expenses	$390,389	$351,161	11.2%
Percentage of revenue	25.4%	25.9%
Our selling, general and administrative expenses consist primarily of support personnel costs such as salaries, commissions, bonuses, employee benefits and share-based compensation costs. Selling, general and administrative expenses also include the cost of our global delivery facilities, utility expenses, hardware and software costs related to our technology infrastructure, legal and professional fees, depreciation on our technology and facility equipment, amortization of intangible assets resulting from acquisitions, marketing expenses and acquisition-related and integration expenses.
Our selling, general and administrative expenses increased in the three months ended February 28, 2022 compared to the three months ended February 28, 2021, primarily due to $26.0 million of selling, general and administrative expenses associated with approximately two months of the PK operations during the first quarter of 2022, an increase in share-based compensation expense of $8.1 million, an increase in amortization expense of $3.5 million and an increase in acquisition-related and integration expenses of $0.9 million. These increases were partially offset by favorable currency impacts of $6.3 million. These items and scale efficiencies resulted in a decrease in selling, general and administrative expenses as a percentage of revenue from 25.9% in the first fiscal quarter of 2021 to 25.4% in the first fiscal quarter of 2022.
Operating Income

	Three Months Ended		% Change
	February 28, 2022	February 28, 2021	2022 to 2021

	($ in thousands)
Operating income	$147,745	$134,889	9.5%
Operating margin	9.6%	10.0%
Our operating income increased during the three months ended February 28, 2022 compared to the three months ended February 28, 2021 due to the increase in gross profit partially offset by the increase in selling, general and administrative expenses.

Our operating margin decreased slightly during the three months ended February 28, 2022 compared to the three months ended February 28, 2021 due to the decrease in gross margin partially offset by the decrease in selling, general and administrative expenses as a percentage of revenue.
Interest Expense and Finance Charges, Net

	Three Months Ended		% Change
	February 28, 2022	February 28, 2021	2022 to 2021

	($ in thousands)
Interest expense and finance charges, net	$8,770	$7,703	13.9%
Percentage of revenue	0.6%	0.6%
Amounts recorded in interest expense and finance charges, net consist primarily of interest on our Prior Term Loan and our Term Loan under our Credit Facility and interest on our Securitization Facility borrowings.
The increase in interest expense for the three months ended February 28, 2022 compared to the three months ended February 28, 2021, reflects the increase in borrowings incurred on the Term Loan as part of our Amended Credit Facility entered into in connection with the PK acquisition and the related interest expense on the increased borrowings.

Other Expense (Income), Net

	Three Months Ended		% Change
	February 28, 2022	February 28, 2021	2022 to 2021

	($ in thousands)
Other expense (income), net	$(7,616)	$3,803	(300.3)%
Percentage of revenue	(0.5)%	0.3%
Amounts recorded as other expense (income), net include foreign currency transaction gains and losses other than cash flow hedges, investment gains and losses, non-service component of pension costs, and other non-operating gains and losses.
Other expense (income), net in the three months ended February 28, 2022 was income of $7.6 million in comparison to expense of $3.8 million in the three months ended February 28, 2021. The change in other expense (income), net was primarily due to favorable foreign currency transaction changes compared to the prior year period.
Provision for Income Taxes

	Three Months Ended		% Change
	February 28, 2022	February 28, 2021	2022 to 2021

	($ in thousands)
Provision for income taxes	$36,052	$34,572	4.3%
Percentage of income before income taxes	24.6%	28.0%
Provision for income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and international jurisdictions.
Our provision for income taxes increased in the three months ended February 28, 2022 compared to the three months ended February 28, 2021, primarily due to the increase in income before taxes during the current year period. The effective tax rate for the three months ended February 28, 2022 decreased compared to the prior year period primarily due to the change in mix of income earned in different tax jurisdictions between periods.

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

•Non-GAAP operating income, which is operating income, adjusted to exclude acquisition-related and integration expenses, including related restructuring costs, amortization of intangible assets and share-based compensation.
•Non-GAAP operating margin, which is non-GAAP operating income, as defined above, divided by revenue.
•Adjusted earnings before interest, taxes, depreciation, and amortization, or adjusted EBITDA, which is non-GAAP operating income, as defined above, plus depreciation.
•Adjusted EBITDA margin, which is adjusted EBITDA, as defined above, divided by revenue.
•Non-GAAP net income, which is net income excluding the tax effected impact of acquisition-related and integration expenses, including related restructuring costs, amortization of intangible assets and share-based compensation.

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
•Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share, tax effected impact of acquisition-related and integration expenses, including related restructuring costs, amortization of intangible assets and share-based compensation.

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

	Three Months Ended
	February 28, 2022	February 28, 2021

	($ in thousands)
Revenue	$1,536,052	$1,353,278
Foreign currency translation	25,610	—
Revenue in constant currency	$1,561,662	$1,353,278
Effect of excluding revenue of acquired and divested businesses	(83,196)	(15,947)
Revenue in adjusted constant currency	$1,478,466	$1,337,331

	Three Months Ended
	February 28, 2022	February 28, 2021

	($ in thousands except per share amounts)
Operating income	$147,745	$134,889
Acquisition-related and integration expenses	922	—
Amortization of intangibles	38,056	34,601
Share-based compensation	15,169	7,118
Non-GAAP operating income	$201,892	$176,608

Net income	$110,273	$88,811
Net income attributable to non-controlling interest	266	—
Interest expense and finance charges, net	8,770	7,703
Provision for income taxes	36,052	34,572
Other expense (income), net	(7,616)	3,803
Acquisition-related and integration expenses	922	—
Amortization of intangibles	38,056	34,601
Share-based compensation	15,169	7,118
Depreciation	36,037	35,999
Adjusted EBITDA	$237,929	$212,607

Operating margin	9.6%	10.0%
Non-GAAP operating margin	13.1%	13.1%
Adjusted EBITDA margin	15.5%	15.7%

Net income	$110,273	$88,811
Acquisition-related and integration expenses	922	—
Amortization of intangibles	38,056	34,601
Share-based compensation	15,169	7,118
Income taxes related to the above(1)	(13,753)	(10,567)
Non-GAAP net income	$150,667	$119,963

Diluted earnings per common share (“EPS”)	$2.09	$1.69
Acquisition-related and integration expenses	0.02	—
Amortization of intangibles	0.72	0.66
Share-based compensation	0.29	0.14
Income taxes related to the above(1)	(0.27)	(0.20)
Non-GAAP Diluted EPS	$2.85	$2.29
(1)The tax effect of taxable and deductible non-GAAP adjustments was calculated using the tax deductible portion of the expenses and applying the entity specific, statutory tax rates applicable to each item during the respective periods.

Liquidity and Capital Resources
Our primary uses of cash are working capital, capital expenditures to expand our delivery footprint and enhance our technology solutions, debt repayments and acquisitions, including our recent acquisition of PK. Our financing needs for these uses of cash have been a combination of operating cash flows and third-party debt arrangements. Our working capital needs are primarily to finance accounts receivable. When our revenue is increasing, our net investment in working capital typically increases. Conversely, when revenue is decreasing, our net investment in working capital typically decreases. To increase our market share and better serve our clients, we may further expand our operations through investments or acquisitions. We expect that such expansion would require an initial investment in working capital, personnel, facilities, and operations. These investments or acquisitions would likely be funded primarily by our existing cash and cash equivalents, available liquidity, including capacity on our debt arrangements, or the issuance of securities.

In September 2021, considering our strong free cash flow, low leverage and adequate liquidity to support capital return to stockholders while maintaining flexibility to pursue acquisitions, the Company’s board of directors authorized a share repurchase program. Under the share repurchase program, the board of directors authorized the Company to purchase up to $500 million of our common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. The repurchase program has no termination date and may be suspended or discontinued at any time. During the three months ended February 28, 2022, we did not purchase shares of our common stock under the program. At February 28, 2022, approximately $474.9 million remained available for share repurchases under the existing authorization from the Company’s board of directors.

During fiscal years 2022 and 2021, the Company has paid the following dividends per share approved by the Company’s board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
September 27, 2021	October 22, 2021	$0.25	November 2, 2021
January 18, 2022	January 28, 2022	$0.25	February 8, 2022

On March 29, 2022, we announced a cash dividend of $0.25 per share to stockholders of record as of April 29, 2022, payable on May 10, 2022.

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
Debt Arrangements
Credit Facility
On December 27, 2021, in connection with the closing of the acquisition of PK, we entered into an amendment of our senior secured credit facility (the “Credit Facility”) (i) to refinance the previously existing term loan (the “Prior Term Loan”) with a new term loan, which was fully advanced, in the aggregate outstanding principal amount of $2,100 million (the “Term Loan”), (ii) to increase the revolving credit facility (the “Revolver”) to $1,000 million, (iii) to extend the maturity of the Credit Facility from November 30, 2025 to December 27, 2026, (iv) to replace LIBOR with SOFR as the primary reference rate used to calculate interest on the loans under the Credit Facility, and (v) to modify the commitment fee on the unused portion of the Revolver and the margins in excess of the reference rates at which the loans under the Credit Facility bear interest. The proceeds from the Term Loan and additional borrowings on the Securitization Facility were used to repay the principal amount outstanding on the Prior Term Loan and to finance the acquisition of PK, including the repayment of certain indebtedness of PK and the payment of fees and expenses in connection with the acquisition.

As amended, borrowings under the Credit Facility bear interest, in the case of SOFR rate loans, at a per annum rate equal to the applicable SOFR rate (but not less than 0.0%), plus an adjustment of between 0.10% and 0.25% depending on the interest period of each SOFR loan, plus an applicable margin, which ranges from 1.25% to 2.00%, based on our consolidated leverage ratio. Borrowings under the Credit Facility that are not SOFR rate loans bear interest at a per annum rate equal to (i) the greatest of (a) the Federal Funds Rate in effect on such day plus ½ of 1.00%, (b) the rate of interest last publicly announced by Bank of America as its “prime rate” and (c) the term SOFR rate plus 1.00%, plus (ii) an applicable margin, which ranges from 0.25% to 1.00%, based on our consolidated leverage ratio. As amended, the commitment fee on the unused portion of the Revolver ranges from 22.5 to 30 basis points, based on our consolidated leverage ratio.

Beginning August 31, 2022, the outstanding principal of the Term Loan is payable in quarterly installments of $26.25 million, with the unpaid balance due in full on the maturity date.

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

We initially entered into the Credit Facility on October 16, 2020, and the Credit Facility initially provided for the extension of revolving loans of up to $600 million and term loan borrowings of up to $900 million. On November 30, 2020, in connection with the spin-off, we incurred $900 million of term loan borrowings under the Credit Facility and $250 million of borrowings under the Securitization Facility (as defined below). Substantially all of the proceeds from such indebtedness, net of debt issuance costs, were transferred to TD SYNNEX on November 30, 2020 to eliminate debt owed by the Company to TD SYNNEX and in exchange for the contribution of certain Company trademarks from TD SYNNEX to the Company.

Beginning May 31, 2021, the outstanding principal of the Prior Term Loan was payable in quarterly installments of $11.25 million, with the unpaid balance due in full on the maturity date. During the fiscal year ended November 30, 2021, we paid $200.0 million of the principal balance on the Prior Term Loan, including $166.25 million of voluntary prepayments without penalty.

We had no outstanding borrowings on the Revolver as of February 28, 2022 or November 30, 2021.

Securitization Facility

On October 30, 2020, we entered into a $350 million accounts receivable securitization facility (the “Securitization Facility”) pursuant to certain agreements, including a receivables financing agreement and a receivables purchase agreement.

The Securitization Facility has a termination date of October 28, 2022. Under the Securitization Facility, Concentrix and certain of its U.S. based subsidiaries (the “Originators”) sell or otherwise transfer all of their accounts receivable to a special purpose bankruptcy-remote subsidiary of Concentrix that grants a security interest in the receivables to the lenders in exchange for available borrowings of up to $350 million. Borrowing availability under the Securitization Facility may be limited by our accounts receivable balances, changes in the credit ratings of our clients comprising the receivables, client concentration levels in the receivables, and certain characteristics of the accounts receivable being transferred (including factors tracking performance of the accounts receivable over time). In May 2021, we amended the Securitization Facility to remove CIS as an Originator.

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

As of February 28, 2022, we were in compliance with the debt covenants related to our debt arrangements.

Cash Flows – Three Months Ended February 28, 2022 and 2021
The following summarizes our cash flows for the three months ended February 28, 2022 and 2021, as reported in our consolidated statement of cash flows in the accompanying consolidated financial statements.

	Three Months Ended
	February 28, 2022	February 28, 2021

	($ in thousands)
Net cash provided by operating activities	$45,015	$35,884
Net cash used in investing activities	(1,610,823)	(41,950)
Net cash provided by (used in) financing activities	1,527,353	(30,618)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,395)	(471)
Net decrease in cash, cash equivalents and restricted cash	$(39,850)	$(37,155)
Cash, cash equivalents and restricted cash at beginning of year	183,010	156,351
Cash, cash equivalents and restricted cash at the end of the period	$143,160	$119,196
Operating Activities
Net cash provided by operating activities was $45.0 million for the three months ended February 28, 2022 in comparison to $35.9 million for the three months ended February 28, 2021. The increase in net cash provided by operating activities over the prior year period was primarily related to the increase in net income, partially offset by changes in working capital over the prior year period.

Investing Activities

Net cash used in investing activities for the three months ended February 28, 2022 was $1,610.8 million in comparison to $42.0 million for the three months ended February 28, 2021. The increase in net cash used in investing activities over the prior year period primarily related to the cash paid in connection with our acquisition of PK.

Financing Activities
Net cash provided by financing activities for the three months ended February 28, 2022 was $1,527.4 billion, consisting primarily of net proceeds from the refinancing of the term loan under the amended Credit Facility of $1,400.0 million and net proceeds from the Securitization Facility of $149.0 million, offset by cash paid for debt issuance costs of $8.9 million and dividends of $13.1 million.
Net cash used in financing activities for the three months ended February 28, 2021 was $30.6 million, consisting primarily of the payment of $50.0 million of the principal balance of the term loan under the Credit Facility, partially offset by net third-party borrowings of $17.5 million under the Securitization Facility.

We believe our current cash balances and credit availability are enough to support our operating activities for at least the next twelve months.

Free Cash Flow (a non-GAAP measure)

	Three Months Ended
	February 28, 2022	February 28, 2021

	($ in thousands)
Net cash provided by operating activities	$45,015	$35,884
Purchases of property and equipment	(45,393)	(41,950)
Free cash flow (a non-GAAP measure)	$(378)	$(6,066)
Our free cash flow was a use of $0.4 million for the three months ended February 28, 2022 compared to a use of $6.1 million for the three months ended February 28, 2021. The increase in free cash flow for the three months ended February 28, 2022 was due to the increase in cash provided by operating activities partially offset by an increase in capital expenditures.
Capital Resources
As of February 28, 2022, we had total liquidity of approximately $1,238.2 million, which includes undrawn Revolver capacity of $1,000.0 million on the Credit Facility, undrawn capacity of $96.0 million on the Securitization Facility and cash and cash equivalents.
Our cash and cash equivalents totaled $142.2 million and $182.0 million as of February 28, 2022 and November 30, 2021, respectively. Of our total cash and cash equivalents, 96% and 87% were held by our non-U.S. legal entities as of February 28, 2022 and November 30, 2021, respectively. The cash and cash equivalents held by our non-U.S. legal entities are no longer subject to U.S. federal tax on repatriation into the United States. Repatriation of some non-U.S. balances is restricted by local laws. Historically, we have fully utilized and reinvested all non-U.S. cash to fund our international operations and expansion; however, the Company has recorded deferred tax liabilities related to non-U.S. withholding taxes on the earnings of certain previously acquired non-U.S. entities that are likely to be repatriated in the future. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of the state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.

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

Foreign Currency Risk
While approximately 66% of our revenue is priced in U.S. dollars, we recognize a substantial amount of revenue under contracts that are denominated in euros, British pounds, Australian dollars and Japanese yen, among other currencies. A significant increase in the value of the U.S. dollar relative to these currencies may have a material adverse effect on the value of those services when translated into U.S. dollars.
We serve many of our U.S.-based, European and British clients from our CX delivery centers located around the world. As a result, a substantial portion of the costs to deliver these services are denominated in the local currency of the country where the services are performed. This creates a foreign exchange exposure for us. As of February 28, 2022, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in certain foreign currencies by entering into hedging contracts with institutions to acquire a total of PHP 35,030.0 million at a fixed price of $682.5 million at various dates through February 2024; and INR 19,335.0 million at a fixed price of $245.2 million at various dates through February 2024. The fair value of these derivative instruments as of February 28, 2022 is presented in Note 7 of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The potential loss in fair value at February 28, 2022 for such contracts resulting from a hypothetical 10% adverse change in the underlying foreign currency exchange rates is approximately $92.1 million. This loss would be substantially mitigated by corresponding gains on the underlying foreign currency exposures.
Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into hedging contracts that are not denominated as hedges. The purpose of these derivative instruments is to protect us against foreign currency exposure related receivables, payables and intercompany transactions that are denominated in currencies that are different from the functional currencies of our respective legal entities that are party to the transactions. As of February 28, 2022, the fair value of these derivatives not designated as hedges was a net receivable of $3.4 million.
Interest Rate Risk
At February 28, 2022, all of our outstanding debt under the Credit Facility and Securitization Facility is variable debt, which exposes the Company to changes in interest rates. Holding other variables constant, including the total amount of outstanding indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated increase in interest expense of approximately $23.5 million per year.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by 13a-15(b) or 15d-15(b) under the Exchange Act, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

We acquired PK in the first quarter of fiscal year 2022. We are currently in the process of evaluating and integrating the acquired operations, processes, and internal controls. See Note 3 of the consolidated financial statements included in this report for additional information on the acquisition of PK.

Except for the acquisition of PK, there were no changes in our internal control over financial reporting that occurred during our first fiscal quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe that these proceedings will have a material adverse effect on the results of our operations, our financial position or the cash flows of our business. During the three months ended February 28, 2022, there were no new material legal proceedings and no material developments in any legal proceedings reported in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021.

ITEM 1A. RISK FACTORS
You should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations and financial condition set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2021. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

2.1
Agreement and Plan of Merger dated as of November 19, 2021 by and among Concentrix Corporation, CNXC Merger Sub, Inc., ProKarma Holdings Inc. and Carlyle Partners VI Holdings, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 24, 2021).*

2.2
First Amendment to Agreement and Plan of Merger, dated as of December 20, 2021, by and among Concentrix Corporation, CNXC Merger Sub, Inc., ProKarma Holdings Inc. and Carlyle Partners VI Holdings, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 23, 2021).*

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 2, 2020).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on January 28, 2022).

10.1
First Amendment to Credit Agreement and Joinder Agreement, dated as of December 27, 2021, by and among Concentrix Corporation, the subsidiaries of Concentrix Corporation named therein, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2021).

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

Date: April 8, 2022	CONCENTRIX CORPORATION

	By:	/s/ Christopher Caldwell
Christopher Caldwell
President and Chief Executive Officer

	By:	/s/ Andre Valentine
Andre Valentine
Chief Financial Officer