Form 10-Q
period 2022-05-31
Concentrix Corp
filed 2022-07-08
CIK 1803599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding as of June 30, 2022
Common Stock, $0.0001 par value	52,044,544

Concentrix Corporation
Form 10-Q
Index

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONCENTRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)

	May 31, 2022	November 30, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$163,364	$182,038
Accounts receivable, net	1,311,715	1,207,953
Other current assets	153,904	153,074
Total current assets	1,628,983	1,543,065
Property and equipment, net	401,716	407,144
Goodwill	2,925,679	1,813,502
Intangible assets, net	1,037,987	655,528
Deferred tax assets	53,104	48,413
Other assets	565,183	578,715
Total assets	$6,612,652	$5,046,367

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$110,931	$129,359
Current portion of long-term debt	105,000	—
Accrued compensation and benefits	437,516	453,434
Other accrued liabilities	346,204	351,642
Income taxes payable	23,371	33,779
Total current liabilities	1,023,022	968,214
Long-term debt, net	2,197,876	802,017
Other long-term liabilities	501,579	546,410
Deferred tax liabilities	164,073	109,471
Total liabilities	3,886,550	2,426,112
Commitments and contingencies (Note 14)

Redeemable non-controlling interest	2,157	—

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized and no shares issued and outstanding as of May 31, 2022 and November 30, 2021, respectively	—	—
Common stock, $0.0001 par value, 250,000 shares authorized; 52,058 and 51,927 shares issued as of May 31, 2022 and November 30, 2021, respectively, and 51,342 and 51,594 shares outstanding as of May 31, 2022 and November 30, 2021, respectively	5	5
Additional paid-in capital	2,404,281	2,355,767
Treasury stock, 716 and 333 shares as of May 31, 2022 and November 30, 2021, respectively	(118,248)	(57,486)
Retained earnings	589,740	392,495
Accumulated other comprehensive loss	(151,833)	(70,526)
Total stockholders’ equity	2,723,945	2,620,255
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$6,612,652	$5,046,367
The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Revenue	$1,568,101	$1,369,878	$3,104,153	$2,723,156
Cost of revenue	1,009,185	887,149	2,007,103	1,754,377
Gross profit	558,916	482,729	1,097,050	968,779
Selling, general and administrative expenses	402,004	354,505	792,393	705,666
Operating income	156,912	128,224	304,657	263,113
Interest expense and finance charges, net	12,973	6,745	21,743	14,448
Other expense (income), net	(2,545)	(3,546)	(10,161)	257
Income before income taxes	146,484	125,025	293,075	248,408
Provision for income taxes	33,451	42,121	69,503	76,693
Net income before non-controlling interest	113,033	82,904	223,572	171,715
Less: Net income (loss) attributable to non-controlling interest	(109)	—	157	—
Net income attributable to Concentrix Corporation	$113,142	$82,904	$223,415	$171,715

Earnings per common share:
Basic	$2.16	$1.59	$4.27	$3.31
Diluted	$2.14	$1.57	$4.23	$3.26
Weighted-average common shares outstanding
Basic	51,564	51,275	51,596	51,215
Diluted	51,990	52,005	51,995	51,928

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Net income before non-controlling interest	$113,033	$82,904	$223,572	$171,715
Other comprehensive income (loss):
Unrealized gains (losses) of defined benefit plans, net of taxes of $0 and $0 for the three and six months ended May 31, 2022, respectively, and $0 and $98 for the three and six months ended May 31, 2021, respectively	(7)	(72)	766	(448)
Unrealized gains (losses) on cash flow hedges during the period, net of taxes of $4,440 and $5,387 for the three and six months ended May 31, 2022, respectively, and $(6,048) and $(3,793) for the three and six months ended May 31, 2021, respectively	(12,944)	17,669	(15,704)	10,599
Reclassification of net (gains) losses on cash flow hedges to net income, net of taxes of $(1,078) and $(846) for the three and six months ended May 31, 2022, respectively, and $2,518 and $5,540 for the three and six months ended May 31, 2021, respectively	3,138	(7,355)	2,465	(16,526)
Total change in unrealized gains (losses) on cash flow hedges, net of taxes	(9,806)	10,314	(13,239)	(5,927)
Foreign currency translation, net of taxes of $0 for the three and six months ended May 31, 2022 and 2021, respectively	(54,995)	35,433	(68,834)	41,739
Other comprehensive income (loss)	(64,808)	45,675	(81,307)	35,364
Comprehensive income	48,225	128,579	142,265	207,079
Less: Comprehensive income (loss) attributable to non-controlling interest	(109)	—	157	—
Comprehensive income attributable to Concentrix Corporation	$48,334	$128,579	$142,108	$207,079

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency and share amounts in thousands)
(unaudited)

	Three and Six Months Ended May 31, 2022
		Concentrix Corporation Stockholders’ Equity
		Common stock			Treasury stock
	Redeemable non-controlling interest	Shares	Amount	Additional paid-in capital	Shares	Amount	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balances, February 28, 2022	$2,266	51,664	$5	$2,389,403	348	$(60,040)	$489,656	$(87,025)	$2,731,999
Other comprehensive loss	—	—	—	—	—	—	—	(64,808)	(64,808)
Net income attributable to non-controlling interest	(109)	—	—	—	—	—	—	—	—
Share-based compensation activity	—	(322)	—	14,878	—	—	—	—	14,878
Repurchase of common stock for tax withholdings on equity awards	—	—	—	—	1	(358)	—	—	(358)
Repurchase of common stock	—	—	—	—	367	(57,850)	—	—	(57,850)
Dividends	—	—	—	—	—	—	(13,058)	—	(13,058)
Net income	—	—	—	—	—	—	113,142	—	113,142
Balances, May 31, 2022	$2,157	51,342	$5	$2,404,281	716	$(118,248)	$589,740	$(151,833)	$2,723,945

Balances, November 30, 2021	$—	51,594	$5	$2,355,767	333	$(57,486)	$392,495	$(70,526)	$2,620,255
Other comprehensive loss	—	—	—	—	—	—	—	(81,307)	(81,307)
Equity awards issued as acquisition purchase consideration	—	—	—	15,725	—	—	—	—	15,725
Acquisition of non-controlling interest in subsidiary	2,000	—	—	—	—	—	—	—	—
Net income attributable to non-controlling interest	157	—	—	—	—	—	—	—	—
Share-based compensation activity	—	(252)	—	32,789	—	—	—	—	32,789
Repurchase of common stock for tax withholdings on equity awards	—	—	—	—	16	(2,912)	—	—	(2,912)
Repurchase of common stock	—	—	—	—	367	(57,850)	—	—	(57,850)
Dividends	—	—	—	—	—	—	(26,170)	—	(26,170)
Net income	—	—	—	—	—	—	223,415	—	223,415
Balances, May 31, 2022	$2,157	51,342	$5	$2,404,281	716	$(118,248)	$589,740	$(151,833)	$2,723,945

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency and share amounts in thousands)
(unaudited)

	Concentrix Corporation Stockholders’ Equity
	Common stock			Treasury stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Retained earnings	Former parent company investment	Accumulated other comprehensive loss	Total stockholders’ equity
Balances, February 28, 2021	51,214	$5	$2,314,996	4	$(409)	$88,811	$—	$(14,125)	$2,389,278
Other comprehensive loss	—	—	—	—	—	—	—	45,675	45,675
Share-based compensation activity	82	—	12,029	—	—	—	—	—	12,029
Repurchase of common stock for tax withholdings on equity awards	—	—	—	—	(118)	—	—	—	(118)
Net income	—	—	—	—	—	82,904	—	—	82,904
Balances, May 31, 2021	51,296	$5	$2,327,025	4	$(527)	$171,715	$—	$31,550	$2,529,768

Balances, November 30, 2020	—	$—	$—	—	$—	$—	$2,305,899	$(3,814)	$2,302,085
Other comprehensive loss	—	—	—	—	—	—	—	35,364	35,364
Reclassification of net former parent investment in Concentrix	—	—	2,305,899	—	—	—	(2,305,899)	—	—
Issuance of common stock at separation and spin-off	51,135	5	(5)	—	—	—	—	—	—
Share-based compensation activity	161	—	21,131	—	—	—	—	—	21,131
Repurchase of common stock for tax withholdings on equity awards	—	—	—	4	(527)	—	—	—	(527)
Net income	—	—	—	—	—	171,715	—	—	171,715
Balances, May 31, 2021	51,296	$5	$2,327,025	4	$(527)	$171,715	$—	$31,550	$2,529,768

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Six Months Ended
	May 31, 2022	May 31, 2021
Cash flows from operating activities:
Net income before non-controlling interest	$223,572	$171,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	73,174	72,225
Amortization	79,525	69,199
Non-cash share-based compensation expense	27,590	15,690
Provision for doubtful accounts	4,422	(2,132)
Deferred income taxes	963	(4,764)
Unrealized foreign exchange loss	470	3,240
Other	(107)	142
Changes in operating assets and liabilities:
Accounts receivable, net	(17,039)	(10,896)
Payable to former parent	—	(22,825)
Accounts payable	(17,777)	(15,033)
Other operating assets and liabilities	(162,309)	(37,446)
Net cash provided by operating activities	212,484	239,115
Cash flows from investing activities:
Purchases of property and equipment	(71,166)	(70,758)
Acquisitions of business, net of cash acquired	(1,565,252)	(3,015)
Other investments	(1,000)	—
Net cash used in investing activities	(1,637,418)	(73,773)
Cash flows from financing activities:
Proceeds from the Credit Facility - Term Loan	2,100,000	(200,000)
Repayments of the Credit Facility - Prior Term Loan	(700,000)	—
Proceeds from the Securitization Facility	848,500	768,500
Repayments of the Securitization Facility	(742,500)	(756,000)
Cash paid for debt issuance costs	(8,863)	—
Proceeds from exercise of stock options	5,200	5,441
Repurchase of common stock for tax withholdings on equity awards	(2,912)	(527)
Repurchase of common stock	(57,850)	—
Dividends paid	(26,170)	—
Net cash provided by (used in) financing activities	1,415,405	(182,586)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9,382)	(6,626)
Net decrease in cash, cash equivalents and restricted cash	(18,911)	(23,870)
Cash, cash equivalents and restricted cash at beginning of year	183,010	156,351
Cash, cash equivalents and restricted cash at end of period	$164,099	$132,481

Supplemental disclosure of non-cash investing activities:
Accrued costs for property and equipment purchases	$4,907	$6,037

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

Risks and uncertainties related to the COVID-19 pandemic

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and labor force participation, and created significant volatility and disruption of financial markets. The Company successfully transitioned a significant portion of its workforce to a remote working environment throughout the second quarter of 2020 and implemented a number of safety and social distancing measures in the Company’s sites to protect the health and safety of the team. During the three and six months ended May 31, 2022, almost all of the Company’s workforce was productive, but the Company experienced the continued effects of the COVID-19 pandemic, as variants caused new waves of COVID-19 cases around the globe.

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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
For a discussion of the Company’s significant accounting policies, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2021. Accounting pronouncements adopted during the six months ended May 31, 2022 are discussed below.
Concentration of credit risk
For the three and six months ended May 31, 2022, no client accounted for more than 10% of the Company’s consolidated revenue. For the three and six months ended May 31, 2021, one client accounted for 11.2% and 11.5%, respectively, of the Company’s consolidated revenue.
As of May 31, 2022 and November 30, 2021, one client comprised 10.4% and 15.3%, respectively, of the Company’s total accounts receivable balance.
Recently adopted accounting pronouncements
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued new guidance that simplifies the accounting for income taxes. The guidance is effective for annual reporting periods beginning after December 15, 2020, and interim periods within those reporting periods. This standard became effective for the Company in fiscal year 2022 and did not have a material impact on the consolidated financial statements.
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
NOTE 3—ACQUISITIONS:

PK Acquisition

Background

On December 27, 2021, the Company completed its acquisition of PK, a leading CX design engineering company with more than 5,000 staff in four countries. PK creates pioneering experiences that accelerate digital outcomes for their clients’ customers, partners and staff. The acquisition of PK expanded the Company’s scale in the digital IT services market and supported the Company’s growth strategy of investing in digital transformation to deliver exceptional customer experiences. The addition of the PK staff and technology to the Company’s team further strengthened its capabilities in CX design and development, artificial intelligence (“AI”), intelligent automation, and customer loyalty.
Purchase price consideration

The total purchase price consideration, net of cash acquired, was $1,581.0 million, which was funded by proceeds from the Company’s new term loan (the “Term Loan”) under its amended senior secured credit facility (the “Credit Facility”) and additional borrowings under its accounts receivable securitization facility (the “Securitization Facility”). See Note 8—Borrowings for a further discussion of the Term Loan, the Credit Facility and the Securitization Facility.
The preliminary purchase price consideration to acquire PK consisted of the following:

Cash consideration for PK stock (1)	$1,177,342
Cash consideration for PK vested equity awards (2)	246,229
Cash consideration for repayment of PK debt, including accrued interest (3)	148,492
Cash consideration for transaction expenses of PK (4)	22,842
Total cash consideration	1,594,905
Non-cash equity consideration for conversion of PK equity awards (5)	15,725
Total consideration transferred	1,610,630
Less: Cash acquired (6)	29,653
Total purchase price consideration	$1,580,977

(1) Represents the cash consideration paid for the outstanding shares of PK’s common stock, which includes the final settlement of the merger consideration adjustment paid pursuant to the merger agreement.
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

The following table summarizes the preliminary estimates of fair values of the assets acquired, liabilities assumed and non-controlling interest as of the acquisition date:

As of
December 27, 2021
Assets acquired:
Cash and cash equivalents	$29,653
Accounts receivable	86,955
Property and equipment	11,198
Operating lease right-of-use assets	12,288
Identifiable intangible assets	469,300
Goodwill	1,126,111
Other assets	11,954
Total assets acquired	$1,747,459

Liabilities assumed and non-controlling interest:
Accounts payable and accrued liabilities	68,438
Operating lease liabilities	12,288
Deferred tax liabilities	54,103
Non-controlling interest	2,000
Total liabilities assumed and non-controlling interest	$136,829

Total consideration transferred	$1,610,630

As of May 31, 2022, the purchase price allocation is preliminary. The preliminary purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (not to exceed twelve months following the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of identifiable intangible assets acquired, the fair value of certain tangible assets acquired and liabilities assumed, and deferred income taxes. The Company expects to continue to obtain information for the purpose of determining the fair value of the assets acquired and liabilities assumed on the acquisition date throughout the remainder of the measurement period. The Company made immaterial measurement period adjustments during the second quarter of fiscal year 2022.

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

The preliminary amounts allocated to intangible assets are as follows:

	Gross Carrying Amount	Weighted-Average Useful Life
Customer relationships	$398,600	15 years
Technology	63,500	5 years
Trade name	5,000	3 years
Non-compete agreements	2,200	3 years
Total	$469,300

Impact on results of operations

The results of the PK operations have been included in the consolidated financial statements since December 27, 2021. The following table provides the results of operations for PK included in the consolidated statement of operations from the acquisition date through May 31, 2022:

	Three Months Ended	Six Months Ended
	May 31, 2022	May 31, 2022
Revenue	$123,963	$207,159
Income before income taxes	2,773	2,980

In connection with the acquisition of PK, the Company incurred a total of $1.7 million and $2.6 million of acquisition-related and integration expenses for the three and six months ended May 31, 2022, respectively. These expenses primarily include legal and professional services, and severance and retention payments to integrate the business. These acquisition-related and integration expenses were recorded within selling, general and administrative expenses in the consolidated statement of operations.

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
•The related income tax effects of the adjustments noted above.

The supplemental pro forma financial information for the periods presented is as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2022	2021	2022	2021
Revenue	$1,568,101	$1,479,640	$3,137,114	$2,928,392
Net income	113,438	81,618	219,789	165,853

ServiceSource Pending Acquisition

In May 2022, the Company announced a definitive agreement to acquire ServiceSource International, Inc. (“ServiceSource”), a global market leader in B2B digital sales, for $1.50 per share in an all-cash transaction valued at approximately $131 million, inclusive of ServiceSource’s net cash. ServiceSource is a global outsourced go-to-market services provider, delivering B2B digital sales and customer success solutions that are expected to complement the Company’s existing offerings in this area. The transaction is expected to close in the second half of fiscal year 2022, subject to customary closing conditions, including approval by ServiceSource’s stockholders and regulatory requirements. ServiceSource has established a special meeting date of July 20, 2022 for its stockholders to consider approval of the transaction.
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

In January 2022, the Company granted 137 restricted stock awards and restricted stock units and 129 performance-based restricted stock units under the Concentrix Stock Incentive Plan, which included annual awards to the Company’s senior executive team and retention and new hire awards to staff who joined the Company as part of the PK acquisition. The restricted stock awards and restricted stock units awards had a weighted average grant date fair value of $181.09 per share and vest over a service period of four years. The performance-based restricted stock units will vest, if at all, upon the achievement of certain annual financial targets during the three-year period ending November 30, 2024. The performance-based restricted stock units had a grant date weighted average fair value of $178.58 per share.
The Company recorded share-based compensation expense in the consolidated statements of operations for the three and six months ended May 31, 2022 and 2021 as follows:

	Three Months Ended		Six Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Total share-based compensation	$12,647	$9,283	$27,816	$16,401
Tax benefit recorded in the provision for income taxes	(3,212)	(2,320)	(7,064)	(4,100)
Effect on net income	$9,435	$6,963	$20,752	$12,301
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

NOTE 5—BALANCE SHEET COMPONENTS:

Cash, cash equivalents and restricted cash:

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	As of
	May 31, 2022	November 30, 2021
Cash and cash equivalents	$163,364	$182,038
Restricted cash included in other current assets	735	972
Cash, cash equivalents and restricted cash	$164,099	$183,010
Restricted cash balances relate primarily to restrictions placed on cash deposits by banks as collateral for the issuance of bank guarantees and the terms of government grants.
Accounts receivable, net:
Accounts receivable, net is comprised of the following as of May 31, 2022 and November 30, 2021:

	As of
	May 31, 2022	November 30, 2021
Billed accounts receivable	$772,084	$714,032
Unbilled accounts receivable	546,625	499,342
Less: Allowance for doubtful accounts	(6,994)	(5,421)
Accounts receivable, net	$1,311,715	$1,207,953
Allowance for doubtful trade receivables:
Presented below is a progression of the allowance for doubtful trade receivables:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2022	2021	2022	2021
Balance at beginning of period	$6,904	$6,239	$5,421	$8,963
Net additions (reductions)	2,474	422	4,422	(2,132)
Write-offs and reclassifications	(2,384)	(1,148)	(2,849)	(1,318)
Balance at end of period	$6,994	$5,513	$6,994	$5,513

Property and equipment, net:
The following tables summarize the carrying amounts and related accumulated depreciation for property and equipment as of May 31, 2022 and November 30, 2021:

	As of
	May 31, 2022	November 30, 2021
Land	$27,529	$27,677
Equipment, computers and software	516,033	488,270
Furniture and fixtures	90,122	90,442
Buildings, building improvements and leasehold improvements	369,519	364,166
Construction-in-progress	12,751	10,741
Total property and equipment, gross	$1,015,954	$981,296
Less: Accumulated depreciation	(614,238)	(574,152)
Property and equipment, net	$401,716	$407,144
Shown below are the countries where 10% or more of the Company’s property and equipment, net are located as of May 31, 2022 and November 30, 2021:

	As of
	May 31, 2022	November 30, 2021
Property and equipment, net:
United States	$111,923	$101,333
Philippines	79,406	87,548
India	44,454	46,167
Others	165,933	172,096
Total	$401,716	$407,144
Goodwill:
The following table summarizes the changes in the Company’s goodwill for the six months ended May 31, 2022:

Balance as of November 30, 2021	$1,813,502
Acquisition	1,126,111
Foreign exchange translation	(13,934)
Balance as of May 31, 2022	$2,925,679
Intangible assets, net:
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of May 31, 2022 and November 30, 2021:

	As of May 31, 2022			As of November 30, 2021
	Gross amounts	Accumulated amortization	Net amounts	Gross amounts	Accumulated amortization	Net amounts
Customer relationships	$1,727,681	$(755,432)	$972,249	$1,347,961	$(694,701)	$653,260
Technology	74,282	(14,802)	59,480	10,835	(8,900)	1,935
Trade names	11,667	(7,295)	4,372	6,724	(6,391)	333
Non-compete agreements	2,200	(314)	1,886	—	—	—
	$1,815,830	$(777,843)	$1,037,987	$1,365,520	$(709,992)	$655,528
Estimated future amortization expense of the Company’s intangible assets is as follows:

Fiscal years ending November 30,
2022 (remaining six months)	$82,532
2023	153,699
2024	139,964
2025	128,441
2026	112,922
Thereafter	420,429
Total	$1,037,987
Accumulated other comprehensive income (loss):
The components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes, were as follows:

	Three Months Ended May 31, 2022 and 2021
	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustments, net of taxes	Total
Balance, February 28, 2021	$(38,960)	$12,998	$11,837	$(14,125)
Other comprehensive income (loss) before reclassification	(72)	17,669	35,433	53,030
Reclassification of gains from other comprehensive income (loss)	—	(7,355)	—	(7,355)
Balances at May 31, 2021	$(39,032)	$23,312	$47,270	$31,550

Balance, February 28, 2022	$(21,972)	$(4,836)	$(60,217)	$(87,025)
Other comprehensive income (loss) before reclassification	(7)	(12,944)	(54,995)	(67,946)
Reclassification of gains from other comprehensive income (loss)	—	3,138	—	3,138
Balances at May 31, 2022	$(21,979)	$(14,642)	$(115,212)	$(151,833)

	Six Months Ended May 31, 2022 and 2021
	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustments, net of taxes	Total
Balance, November 30, 2020	$(38,584)	$29,239	$5,531	$(3,814)
Other comprehensive income (loss) before reclassification	(448)	10,599	41,739	51,890
Reclassification of gains from other comprehensive income (loss)	—	(16,526)	—	(16,526)
Balances at May 31, 2021	$(39,032)	$23,312	$47,270	$31,550

Balance, November 30, 2021	$(22,745)	$(1,403)	$(46,378)	$(70,526)
Other comprehensive income (loss) before reclassification	766	(15,704)	(68,834)	(83,772)
Reclassification of gains from other comprehensive income (loss)	—	2,465	—	2,465
Balances at May 31, 2022	$(21,979)	$(14,642)	$(115,212)	$(151,833)
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
Cash Flow Hedges
To mitigate the risk of fluctuations in foreign currency exchange rates on gross margins, certain of the Company’s legal entities with functional currencies that are not U.S. dollars may hedge a portion of forecasted revenue or costs not denominated in the entities’ functional currencies. These instruments mature at various dates through May 2024. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of “Revenue” in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of foreign currency costs are recognized as a component of “Cost of revenue” or “Selling, general and administrative expenses” in the same period as the related costs are recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions.
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

	Value as of
Balance Sheet Line Item	May 31, 2022	November 30, 2021
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$1,405,674	$1,415,447
Other current assets	11,376	10,058
Other accrued liabilities	11,930	12,542
Derivative instruments designated as cash flow hedges:
Foreign exchange forward contracts (notional value)	$907,910	$918,097
Other current assets and other assets	1,252	7,851
Other accrued liabilities and other long-term liabilities	20,916	9,736
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

		Three Months Ended		Six Months Ended
	Locations of gain (loss) in statement of operations	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Derivative instruments designated as cash flow hedges
(Loss) / Gain recognized in OCI:
Foreign exchange forward contracts		$(17,384)	$23,718	$(21,091)	$14,393

Gains reclassified from AOCI into income:
Foreign exchange forward contracts
(Loss) / Gain reclassified from AOCI into income	Cost of revenue for services	$(3,426)	$7,127	$(3,011)	$15,962
(Loss) / Gain reclassified from AOCI into income	Selling, general and administrative expenses	(790)	2,746	(300)	6,104
Total		$(4,216)	$9,873	$(3,311)	$22,066

Derivative instruments not designated as hedging instruments:
(Loss) / Gain recognized from foreign exchange forward contracts, net(1)	Other expense (income), net	$(16,148)	$20,808	$(17,160)	$18,041
(1)    The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net losses in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $16,697.
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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of May 31, 2022				As of November 30, 2021
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$90,511	$90,511	$—	$—	$77,332	$77,332	$—	$—
Foreign government bond	1,667	1,667	—	—	1,446	1,446	—	—
Forward foreign currency exchange contracts	12,628	—	12,628	—	17,909	—	17,909	—
Liabilities:
Forward foreign currency exchange contracts	$32,846	$—	$32,846	$—	$22,278	$—	$22,278	$—
The Company’s cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Investment in foreign government bond classified as an available-for-sale debt security is recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by banks or foreign currency dealers. Fair values of long-term foreign currency exchange contracts are measured using valuations based upon quoted prices for similar assets and liabilities in active markets and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. The effect of nonperformance risk on the fair value of derivative instruments was not material as of May 31, 2022 and November 30, 2021.
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
During the three and six months ended May 31, 2022 and 2021, there were no transfers between the fair value measurement category levels.

NOTE 8—BORROWINGS:
Borrowings consist of the following:

	As of
	May 31, 2022	November 30, 2021
Credit Facility - current portion of Term Loan component	$105,000	$—
Current portion of long term debt	$105,000	$—

Credit Facility - Term Loan component	$1,995,000	$—
Credit Facility - Prior Term Loan component	—	700,000
Securitization Facility	211,000	105,000
Long-term debt, before unamortized debt discount and issuance costs	2,206,000	805,000
Less: unamortized debt discount and issuance costs	(8,124)	(2,983)
Long-term debt, net	$2,197,876	$802,017

Credit Facility

On December 27, 2021, in connection with the closing of the acquisition of PK, Concentrix entered into an amendment of its senior secured credit facility (the “Credit Facility”) to (i) refinance the then-outstanding term loan (the “Prior Term Loan”) with a new term loan, which was fully advanced, in the aggregate outstanding principal amount of $2,100,000 (the “Term Loan”), (ii) increase the commitments under its revolving credit facility to $1,000,000 (the “Revolver”), (iii) extend the maturity of the Credit Facility from November 30, 2025 to December 27, 2026, (iv) replace LIBOR with SOFR (the Secured Overnight Financing Rate) as the primary reference rate used to calculate interest on the loans under the Credit Facility, and (v) modify the commitment fee on the unused portion of the Revolver and the margins in excess of the reference rates at which the loans under the Credit Facility bear interest. The proceeds from the Term Loan and additional borrowings under the Securitization Facility were used to repay the outstanding principal amount of the Prior Term Loan and to finance the acquisition of PK, including the repayment of certain indebtedness of PK and the payment of fees and expenses in connection with the acquisition of PK.

Borrowings under the Credit Facility bear interest, in the case of SOFR rate loans, at a per annum rate equal to the applicable SOFR rate (but not less than 0.0%), plus an adjustment of between 0.10% and 0.25% depending on the interest period of each SOFR loan, plus an applicable margin, which ranges from 1.25% to 2.00%, based on Concentrix’ consolidated leverage ratio. Borrowings under the Credit Facility that are not SOFR rate loans bear interest at a per annum rate equal to (i) the greatest of (a) the Federal Funds Rate in effect on such day plus ½ of 1.00%, (b) the rate of interest last publicly announced by Bank of America as its “prime rate” and (c) the term SOFR rate plus 1.00%, plus (ii) an applicable margin, which ranges from 0.25% to 1.00%, based on Concentrix’ consolidated leverage ratio. A commitment fee is payable on the unused portion of the Revolver that ranges from 22.5 to 30 basis points, based on Concentrix’ consolidated leverage ratio.

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
Prior to being amended in December 2021, Concentrix initially entered into its senior secured credit facility on October 16, 2020, and it initially provided for the extension of revolving loans of up to $600,000 and term loan borrowings of up to $900,000. On November 30, 2020, in connection with the spin-off, the Company incurred the full $900,000 of term loan borrowings under the Credit Facility. Substantially all of the proceeds from such borrowings, net of debt issuance costs, were transferred to TD SYNNEX on November 30, 2020 to eliminate debt owed by Concentrix to TD SYNNEX and in exchange for the contribution of certain Concentrix trademarks from TD SYNNEX to Concentrix.

Beginning May 31, 2021, the outstanding principal of the Prior Term Loan was payable in quarterly installments of $11,250, with the unpaid balance due in full on the maturity date. During the fiscal year ended November 30, 2021, the Company paid $200,000 of the principal balance on the Prior Term Loan, including $166,250 of voluntary prepayments, without penalty.

At May 31, 2022 and November 30, 2021, no amounts were outstanding under the Revolver.
Securitization Facility
On October 30, 2020, Concentrix entered into a $350,000 accounts receivable securitization facility (the “Securitization Facility”) pursuant to certain agreements, including a Receivables Financing Agreement and a Receivables Purchase Agreement. On November 30, 2020, in connection with the spin-off, the Company incurred $250,000 of borrowings under the Securitization Facility. Substantially all of the proceeds from such borrowings were transferred to TD SYNNEX on November 30, 2020 to eliminate debt owed by Concentrix to TD SYNNEX and in exchange for the contribution of certain Concentrix trademarks from TD SYNNEX to Concentrix.
Under the Securitization Facility, Concentrix and certain of its subsidiaries (the “Originators”) sell or otherwise transfer all of their accounts receivable to a special purpose bankruptcy-remote subsidiary of Concentrix (the “Borrower”) that grants a security interest in the receivables to the lenders in exchange for available borrowings of up to $350,000. The amount received under the Securitization Facility is recorded as debt on the Company’s consolidated balance sheets. Borrowing availability under the Securitization Facility may be limited by the Company’s accounts receivable balances, changes in the credit ratings of the clients comprising the receivables, client concentration levels in the receivables, and certain characteristics of the accounts receivable being transferred (including factors tracking performance of the accounts receivable over time). The Securitization Facility has a termination date of October 28, 2022. Amounts drawn under the Securitization Facility are classified as long-term debt within the consolidated balance sheet based on the Company’s ability and intent to refinance on a long-term basis as of May 31, 2022 as evidenced through the amendment to the Securitization Facility described below.
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
On July 6, 2022, the Company entered into an amendment to the Securitization Facility to (i) increase the commitment of the lenders to provide available borrowings of up to $500,000, (ii) extend the termination date of the Securitization Facility from October 28, 2022 to July 5, 2024, and (iii) replace LIBOR with SOFR as one of the reference rates used to calculate interest on borrowings under the Securitization Facility. In addition, the interest rate margins were amended, such that borrowings under the Securitization Facility that are funded through the issuance of commercial paper bear interest at the applicable commercial paper rate plus a spread of 0.70% and, otherwise, at a per annum rate equal to the applicable SOFR rate (which includes a SOFR related adjustment of 0.10%), plus a spread of 0.80%.
Covenant compliance
As of May 31, 2022, Concentrix was in compliance with all covenants for the above arrangements.
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

	Three Months Ended		Six Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Basic earnings per common share:
Net income	$113,142	$82,904	$223,415	$171,715
Less: net income allocated to participating securities(1)	(1,714)	(1,272)	(3,267)	(2,346)
Net income attributable to common stockholders	$111,428	$81,632	$220,148	$169,369

Weighted-average number of common shares - basic	51,564	51,275	51,596	51,215

Basic earnings per common share	$2.16	$1.59	$4.27	$3.31

Diluted earnings per common share:
Net income	$113,142	$82,904	$223,415	$171,715
Less: net income allocated to participating securities(1)	(1,700)	(1,254)	(3,243)	(2,314)
Net income attributable to common stockholders	$111,442	$81,650	$220,172	$169,401

Weighted-average number of common shares - basic	51,564	51,275	51,596	51,215
Effect of dilutive securities:
Stock options and restricted stock units	426	730	399	713
Weighted-average number of common shares - diluted	51,990	52,005	51,995	51,928

Diluted earnings per common share	$2.14	$1.57	$4.23	$3.26
(1)Restricted stock awards granted to employees by the Company are considered participating securities.
NOTE 10—REVENUE:
Disaggregated revenue
In the following table, the Company’s revenue is disaggregated by primary industry verticals:

	Three Months Ended		Six Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Industry vertical:
Technology and consumer electronics	$466,754	$417,277	$936,953	$830,095
Retail, travel and ecommerce	295,025	231,966	579,942	470,967
Communications and media	273,817	254,860	534,460	503,650
Banking, financial services and insurance	255,583	228,816	498,829	437,900
Healthcare	148,252	115,418	298,388	240,642
Other	128,670	121,541	255,581	239,902
Total	$1,568,101	$1,369,878	$3,104,153	$2,723,156

NOTE 11—PENSION AND EMPLOYEE BENEFITS PLANS:
The Company has a 401(k) plan in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in the 401(k) plan on the first day of the month after their employment date. The Company may make discretionary contributions under the plan. Employees in most of the Company’s non-U.S. legal entities are covered by government mandated defined contribution plans. During the three and six months ended May 31, 2022, the Company contributed $26,855 and $48,667, respectively, to defined contribution plans. During the three and six months ended May 31, 2021, the Company contributed $18,967 and $39,141, respectively, to defined contribution plans.
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
Net benefit costs related to defined benefit plans were $2,353 and $5,628, during the three and six months ended May 31, 2022, respectively. Net benefit costs related to defined benefit plans were $3,372 and $6,683, during the three and six months ended May 31, 2021, respectively. On an aggregate basis, the plans were underfunded by $96,016 and $104,689 at May 31, 2022 and November 30, 2021, respectively.
NOTE 12—INCOME TAXES:
Income taxes consist of current and deferred tax expense resulting from income earned in domestic and international jurisdictions. The effective tax rates for the three and six months ended May 31, 2022 and 2021 were impacted by the geographic mix of worldwide income and certain discrete items, which included an additional expense of $9,247 in the second quarter of 2021 related to the change in the Company’s indefinite reinvestment assertion for Concentrix Insurance Solutions due to the then-pending sale, which closed in the third quarter of 2021.
The liability for unrecognized tax benefits was $54,302 and $56,308 at May 31, 2022 and November 30, 2021, respectively, and is included in other long-term liabilities in the consolidated balance sheets. As of May 31, 2022 and November 30, 2021, the total amount of unrecognized tax benefits that would affect income tax expense if recognized in the consolidated financial statements was $46,449 and $48,438, respectively. This amount includes net interest and penalties of $8,604 and $8,861 for the respective periods. The net interest and penalties balance for November 30, 2021 includes an immaterial prior period disclosure adjustment to properly present the amount. This disclosure adjustment resulted in no impact to the Company’s consolidated balance sheets or consolidated statement of operations for any period presented. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease between approximately $5,348 and $12,108 in the next twelve months; however, actual developments in this area could differ from those currently expected.

NOTE 13— LEASES:
The Company leases certain of its facilities and equipment under operating lease agreements, which expire in various periods through 2035. The Company’s finance leases are not material.
The following table presents the various components of operating lease costs:

	Three Months Ended		Six Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Operating lease cost	$49,738	$51,122	$100,540	$102,563
Short-term lease cost	5,186	3,819	9,523	7,527
Variable lease cost	11,234	10,014	23,218	20,134
Sublease income	(692)	(419)	(1,427)	(891)
Total operating lease cost	$65,466	$64,536	$131,854	$129,333
The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five fiscal years and thereafter as of May 31, 2022:

Fiscal Years Ending November 30,
2022 (remaining six months)	$95,246
2023	165,178
2024	127,513
2025	81,987
2026	36,444
Thereafter	25,434
Total payments	531,802
Less: imputed interest*	53,261
Total present value of lease payments	$478,541
*Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.
The following amounts were recorded in the consolidated balance sheets related to the Company’s operating leases:

		As of
		May 31, 2022	November 30, 2021
Operating lease ROU assets	Other assets, net	$461,760	$489,171
Current operating lease liabilities	Other accrued liabilities	152,418	153,329
Non-current operating lease liabilities	Other long-term liabilities	326,123	354,471
The following table presents supplemental cash flow information related to the Company’s operating leases. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Six Months Ended
	May 31, 2022	May 31, 2021
Cash paid for amounts included in the measurement of lease liabilities	$100,857	$107,926
Non-cash ROU assets obtained in exchange for lease liabilities	68,238	76,374

The weighted-average remaining lease term and discount rate as of May 31, 2022 and November 30, 2021 were as follows:

	As of
	May 31, 2022	November 30, 2021
Weighted-average remaining lease term (years)	3.63	3.81
Weighted-average discount rate	5.38%	5.82%
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
NOTE 15—STOCKHOLDERS’ EQUITY:

Share repurchase program
In September 2021, the Company’s board of directors authorized the Company to purchase up to $500,000 of the Company’s outstanding shares of common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. The repurchase program has no termination date and may be suspended or discontinued at any time. During the three and six months ended May 31, 2022, the Company repurchased 367 aggregate shares of its common stock for an aggregate purchase price of $57,850. The share repurchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes. At May 31, 2022, approximately $417,055 remained available for share repurchases under the existing authorization from the Company’s board of directors.
During June 2022, the Company repurchased 92 aggregate shares of its common stock for an aggregate purchase price of $13,764.

Dividends
During fiscal years 2022 and 2021, the Company has paid the following dividends per share approved by the Company’s board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
September 27, 2021	October 22, 2021	$0.25	November 2, 2021
January 18, 2022	January 28, 2022	$0.25	February 8, 2022
March 29, 2022	April 29, 2022	$0.25	May 10, 2022

On June 27, 2022, the Company announced a cash dividend of $0.25 per share to stockholders of record as of July 29, 2022, payable on August 9, 2022.

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

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our expected future financial condition, results of operations, effective tax rate, cash flows, leverage, liquidity, business strategy, competitive position, demand for our services and seasonality of our business, international operations, acquisition opportunities and the anticipated impact of acquisitions, capital allocation and dividends, growth opportunities, spending, capital expenditures and investments, competition and market forecasts, industry trends, and statements that include words such as believe, expect, may, will, provide, could and should and other similar expressions. These forward-looking statements are inherently uncertain and involve substantial risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Risks and uncertainties include, among other things: risks related to general economic conditions, including uncertainty related to the COVID-19 pandemic, the conflict in Ukraine and their impact on the global economy, supply chains, inflation, our business and the business of our clients; other communicable diseases, natural disasters, adverse weather conditions or public health crises; cyberattacks on our or our clients’ networks and information technology systems; the inability to protect personal and proprietary information; the failure of our staff and contractors to adhere to our and our clients’ controls and processes; the inability to execute on our digital customer experience strategy; the inability to successfully identify, complete or integrate strategic acquisitions or investments, including our acquisition and integration of ServiceSource International, Inc.; competitive conditions in our industry and consolidation of our competitors; geopolitical, economic and climate or weather related risks in regions with a significant concentration of our operations; higher than expected tax liabilities; the loss of key personnel; the demand for customer experience solutions and technology; variability in demand by our clients or the early termination of our client contracts; the level of business activity of our clients and the market acceptance and performance of their products and services; the operability of our communication services and information technology systems and networks; changes in law, regulations or regulatory guidance; currency exchange rate fluctuations; damage to our reputation through the actions or inactions of third parties; increases in the cost of labor; investigative or legal actions; and other risks that are described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2021. We do not intend to update forward-looking statements, which speak only as of the date hereof, unless otherwise required by law.
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

PK Acquisition
On December 27, 2021, we completed our acquisition of PK, a leading CX design engineering company with more than 5,000 staff in four countries. PK creates pioneering experiences that accelerate digital outcomes for their clients’ customers, partners and staff. The acquisition of PK expanded our scale in the digital IT services market and supported our growth strategy of investing in digital transformation to deliver exceptional customer experiences. The addition of the PK staff and technology to our team further strengthened our capabilities in CX design and development, artificial intelligence (“AI”), intelligent automation, and customer loyalty.
ServiceSource Pending Acquisition
In May 2022, we announced a definitive agreement to acquire ServiceSource International, Inc. (“ServiceSource”), a global market leader in B2B digital sales, for $1.50 per share in an all-cash transaction valued at approximately $131 million, inclusive of ServiceSource’s net cash. ServiceSource is a global outsourced go-to-market services provider, delivering B2B digital sales and customer success solutions that are expected to complement our existing offerings in this area. The transaction is expected to close in the second half of fiscal year 2022, subject to customary closing conditions, including approval by ServiceSource’s stockholders and regulatory requirements. ServiceSource has established a special meeting date of July 20, 2022 for its stockholders to consider approval of the transaction.
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
Risks and uncertainties related to the COVID-19 pandemic
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and labor force participation, and created significant volatility and disruption of financial markets. We successfully transitioned a significant portion of our workforce to a remote working environment throughout the second quarter of 2020 and implemented a number of safety and social distancing measures in our sites to protect the health and safety of our staff. During the six months ended May 31, 2022, almost all of our workforce was productive, but we experienced the continued effects of the COVID-19 pandemic, as variants caused new waves of COVID-19 cases around the globe.
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
In the second quarter of 2022 and 2021, approximately 78% and 84% of our consolidated revenue was generated from our non-U.S. operations, and approximately 67% and 62%, respectively, of our consolidated revenue was priced in U.S. dollars and we expect this to continue. As a result, we have certain client contracts that are priced in non-U.S. dollar currencies for which a substantial portion of the costs to deliver the services are in other currencies. Accordingly, our revenue may be earned in currencies that are different from the currencies in which we incur corresponding expenses. Fluctuations in the value of currencies, such as the Philippine peso, the Indian rupee, and the Canadian dollar, against the U.S. dollar or other currencies in which we bill our clients, and inflation in the local economies in which these delivery centers are located, can impact the operating and labor costs in these delivery centers, which can result in reduced profitability. As a result, our revenue growth, costs and profitability have been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates and inflation.
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
Critical Accounting Policies and Estimates
During the three and six months ended May 31, 2022, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021.

Results of Operations – Three and Six Months Ended May 31, 2022 and 2021

	Three Months Ended		Six Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021

	($ in thousands)		($ in thousands)
Revenue	$1,568,101	$1,369,878	$3,104,153	$2,723,156
Cost of revenue	1,009,185	887,149	2,007,103	1,754,377
Gross profit	558,916	482,729	1,097,050	968,779
Selling, general and administrative expenses	402,004	354,505	792,393	705,666
Operating income	156,912	128,224	304,657	263,113
Interest expense and finance charges, net	12,973	6,745	21,743	14,448
Other expense (income), net	(2,545)	(3,546)	(10,161)	257
Income before income taxes	146,484	125,025	293,075	248,408
Provision for income taxes	33,451	42,121	69,503	76,693
Net income before non-controlling interest	113,033	82,904	223,572	171,715
Less: Net income (loss) attributable to non-controlling interest	(109)	—	157	—
Net income attributable to Concentrix Corporation	$113,142	$82,904	$223,415	$171,715
Revenue

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2022	May 31, 2021	2022 to 2021	May 31, 2022	May 31, 2021	2022 to 2021

	($ in thousands)			($ in thousands)
Industry vertical:
Technology and consumer electronics	$466,754	$417,277	11.9%	$936,953	$830,095	12.9%
Retail, travel and ecommerce	295,025	231,966	27.2%	579,942	470,967	23.1%
Communications and media	273,817	254,860	7.4%	534,460	503,650	6.1%
Banking, financial services and insurance	255,583	228,816	11.7%	498,829	437,900	13.9%
Healthcare	148,252	115,418	28.4%	298,388	240,642	24.0%
Other	128,670	121,541	5.9%	255,581	239,902	6.5%
Total	$1,568,101	$1,369,878	14.5%	$3,104,153	$2,723,156	14.0%
We generate revenue by delivering our CX solutions and technology to our clients categorized in the above primary industry verticals. Our solutions focus on customer engagement, process optimization, and back-office automation.
Our revenue increased 14.5% in the three months ended May 31, 2022 compared to the three months ended May 31, 2021, which included revenue related to the acquired PK operations of $124.0 million, or an increase of 9.0%, and larger volumes across all verticals over the prior year period. These increases were partially offset by a decrease in revenue related to divested businesses of $16.6 million, or 1.2%, and an unfavorable translation effect of foreign currencies of $36.7 million, or 2.7%. The unfavorable foreign currency translation effect on revenue was primarily due to the weakening of the euro, Japanese yen, British pound and Australian dollar against the U.S. dollar.
Our revenue increased 14.0% in the six months ended May 31, 2022 compared to the six months ended May 31, 2021, which included approximately five months of revenue related to the acquired PK operations of $207.2 million, or an increase of 7.6%, and larger volumes across all verticals over the prior year period. These increases were partially offset by a decrease in revenue related to divested businesses of $32.6 million, or 1.2%, and an unfavorable translation effect of foreign currencies of $62.3 million, or 2.3%. The unfavorable foreign currency translation effect on revenue was primarily due to the weakening of the euro, Japanese yen, British pound and Australian dollar against the U.S. dollar.
For the three and six months ended May 31, 2022, revenue in our technology and consumer electronics vertical increased as a result of increases in volumes from several social media and internet-related service clients and increases in volumes from a broad-based group of hardware and software clients over the prior year periods. For the three and six months ended May 31, 2022, revenue in our communications and media vertical increased primarily due to contributions from the PK operations resulting in increased volumes over the prior year periods. For the three and six months ended May 31, 2022, revenue in our retail, travel and ecommerce vertical increased primarily due to contributions from the PK operations and increased volumes across the majority of our retail and ecommerce and travel and tourism clients over the prior year periods. For the three and six months ended May 31, 2022, revenue from clients in the banking, financial services and insurance vertical increased due to increased volumes from several banking and financial services clients offset by a decrease in volumes related to several of our insurance clients. For the three and six months ended May 31, 2022, revenue in our healthcare vertical increased due to contributions from the PK operations and increased volumes across the majority of our health insurance clients. For the three and six months ended May 31, 2022, revenue in our other vertical increased primarily reflecting contributions from the PK operations.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2022	May 31, 2021	2022 to 2021	May 31, 2022	May 31, 2021	2022 to 2021

	($ in thousands)			($ in thousands)
Cost of revenue	$1,009,185	$887,149	13.8%	$2,007,103	$1,754,377	14.4%
Gross profit	558,916	482,729	15.8%	1,097,050	968,779	13.2%
Gross margin %	35.6%	35.2%		35.3%	35.6%
Cost of revenue consists primarily of personnel costs. Gross margins can be impacted by resource location, client mix and pricing, additional lead time for programs to be fully scalable, and transition and initial set-up costs.
Our cost of revenue increased by 13.8% in the three months ended May 31, 2022 compared to the three months ended May 31, 2021, primarily due to the increase in our revenue and personnel costs related to staff supporting the acquired PK operations. The increases were partially offset by foreign currency impacts of $34.5 million. The foreign currency impact on our cost of revenue was caused primarily by the weakening of the euro, Philippine peso, Japanese yen, and British pound against the U.S. dollar.

Our cost of revenue increased by 14.4% in the six months ended May 31, 2022 compared to the six months ended May 31, 2021, primarily due to the increase in our revenue and personnel costs related to staff supporting the acquired PK operations during the six months ended May 31, 2022. The increases were partially offset by foreign currency impacts of $57.2 million. The foreign currency impact on our cost of revenue was caused primarily by the weakening of the euro, Philippine peso, Japanese yen, and British pound against the U.S. dollar.

Our gross profit increased 15.8% in the three months ended May 31, 2022 compared to the three months ended May 31, 2021, primarily due to the increase in revenue and the contributions from the PK operations, partially offset by a net unfavorable foreign currency impact of $2.2 million on gross profit. Our gross margin percentage for the three months ended May 31, 2022 increased to 35.6% from 35.2% in the prior year period due to the impact of the PK operations and changes in the mix of geographies where our services were delivered.
Our gross profit increased 13.2% in the six months ended May 31, 2022 compared to the six months ended May 31, 2021, primarily due to the increase in revenue and the contributions from approximately five months of the PK operations, partially offset by a net unfavorable foreign currency impact of $5.1 million on gross profit. Our gross margin percentage for the six months ended May 31, 2022 decreased to 35.3% from 35.6% in the prior year period due to the impact of approximately five months of the PK operations and changes in the mix of geographies where our services were delivered.

Selling, General and Administrative Expenses

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2022	May 31, 2021	2022 to 2021	May 31, 2022	May 31, 2021	2022 to 2021

	($ in thousands)			($ in thousands)
Selling, general and administrative expenses	$402,004	$354,505	13.4%	$792,393	$705,666	12.3%
Percentage of revenue	25.6%	25.9%		25.5%	25.9%
Our selling, general and administrative expenses consist primarily of support personnel costs such as salaries, commissions, bonuses, employee benefits and share-based compensation costs. Selling, general and administrative expenses also include the cost of our global delivery facilities, utility expenses, hardware and software costs related to our technology infrastructure, legal and professional fees, depreciation on our technology and facility equipment, share-based compensation expense, amortization of intangible assets resulting from acquisitions, marketing expenses and acquisition-related and integration expenses.
Our selling, general and administrative expenses increased 13.4% in the three months ended May 31, 2022 compared to the three months ended May 31, 2021, primarily due to incremental selling, general and administrative expenses associated with the PK operations, an increase in share-based compensation expense of $3.3 million, an increase in amortization expense of $6.9 million primarily associated with the intangible assets recognized in the PK acquisition and an increase in acquisition-related and integration expenses of $1.7 million. These increases were partially offset by favorable currency impacts of $9.9 million. These items and scale efficiencies resulted in a decrease in selling, general and administrative expenses as a percentage of revenue from 25.9% in the second fiscal quarter of 2021 to 25.6% in the second fiscal quarter of 2022.
Our selling, general and administrative expenses increased 12.3% in the six months ended May 31, 2022 compared to the six months ended May 31, 2021, primarily due to incremental selling, general and administrative expenses associated with approximately five months of the PK operations during the first half of 2022, an increase in share-based compensation expense of $11.4 million, an increase in amortization expense of $10.3 million primarily associated with the intangible assets recognized in the acquisition of PK and an increase in acquisition-related and integration expenses of $2.6 million. These increases were partially offset by favorable currency impacts of $16.2 million. These items and scale efficiencies resulted in a decrease in selling, general and administrative expenses as a percentage of revenue from 25.9% in the six months ended May 31, 2021 to 25.5% in the six months ended May 31, 2022.

Operating Income

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2022	May 31, 2021	2022 to 2021	May 31, 2022	May 31, 2021	2022 to 2021

	($ in thousands)			($ in thousands)
Operating income	$156,912	$128,224	22.4%	$304,657	$263,113	15.8%
Operating margin	10.0%	9.4%		9.8%	9.7%
Our operating income increased during the three and six months ended May 31, 2022 compared to the three and six months ended May 31, 2021 due to the increase in gross profit partially offset by the increase in selling, general and administrative expenses.
Our operating margin increased during the three months ended May 31, 2022 compared to the three months ended May 31, 2021 due to the increase in gross margin percentage and the decrease in selling, general and administrative expenses as a percentage of revenue. Our operating margin increased during the six months ended May 31, 2022 compared to the six months ended May 31, 2021 due to the decrease in selling, general and administrative expenses as a percentage of revenue more than offsetting the decrease in gross margin percentage.

Interest Expense and Finance Charges, Net

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2022	May 31, 2021	2022 to 2021	May 31, 2022	May 31, 2021	2022 to 2021

	($ in thousands)			($ in thousands)
Interest expense and finance charges, net	$12,973	$6,745	92.3%	$21,743	$14,448	50.5%
Percentage of revenue	0.8%	0.5%		0.7%	0.5%
Amounts recorded in interest expense and finance charges, net consist primarily of interest on our Prior Term Loan and our Term Loan under our Credit Facility and interest on our Securitization Facility borrowings.
The increase in interest expense for the three months and six months ended May 31, 2022 compared to the three and six months ended May 31, 2021, was due to the interest expense on the increase in borrowings incurred on the Term Loan as part of our Amended Credit Facility entered into in connection with the PK acquisition.

Other Expense (Income), Net

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2022	May 31, 2021	2022 to 2021	May 31, 2022	May 31, 2021	2022 to 2021

	($ in thousands)			($ in thousands)
Other expense (income), net	$(2,545)	$(3,546)	(28.2)%	$(10,161)	$257	(4,053.7)%
Percentage of revenue	(0.2)%	(0.3)%		(0.3)%	—%
Amounts recorded as other expense (income), net include foreign currency transaction gains and losses other than cash flow hedges, investment gains and losses, non-service component of pension costs, and other non-operating gains and losses.
Other expense (income), net in the three months ended May 31, 2022 was income of $2.5 million in comparison to income of $3.5 million in the three months ended May 31, 2021. The change in other expense (income), net was primarily due to less favorable foreign currency transaction changes compared to the prior year period.
Other expense (income), net in the six months ended May 31, 2022 was income of $10.2 million in comparison to expense of $0.3 million in the six months ended May 31, 2021. The change in other expense (income), net was primarily due to favorable foreign currency transaction changes compared to the prior year period.

Provision for Income Taxes

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2022	May 31, 2021	2022 to 2021	May 31, 2022	May 31, 2021	2022 to 2021

	($ in thousands)			($ in thousands)
Provision for income taxes	$33,451	$42,121	(20.6)%	$69,503	$76,693	(9.4)%
Percentage of income before income taxes	22.8%	33.7%		23.7%	30.9%
Provision for income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and international jurisdictions.
Our provision for income taxes decreased in the three and six months ended May 31, 2022 compared to the three and six months ended May 31, 2021, primarily due to the additional expense of $9.2 million in the second quarter of 2021 related to the change in our indefinite reinvestment assertion for Concentrix Insurance Solutions (“CIS”) due to the then-pending sale that closed in the third quarter of 2021, income tax benefits of $5.4 million and $7.3 million for the three and six months ended May 31, 2022, respectively, related to favorable changes in uncertain tax positions and favorable tax rulings, partially offset by the increase in expense as a result of the increase in income before taxes. The effective tax rate for the three month and six months ended May 31, 2022 decreased compared to the prior year periods primarily due to the decrease in the provision for income taxes as previously described, despite the overall increase in income before taxes.

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

	Three Months Ended		Six Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021

	($ in thousands)
Revenue	$1,568,101	$1,369,878	$3,104,153	$2,723,156
Foreign currency translation	36,670	—	62,280	—
Revenue in constant currency	$1,604,771	$1,369,878	$3,166,433	$2,723,156
Effect of excluding revenue of acquired and divested businesses	(123,963)	(16,629)	(207,159)	(32,576)
Revenue in adjusted constant currency	$1,480,808	$1,353,249	$2,959,274	$2,690,580

	Three Months Ended		Six Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
	($ in thousands, except per share amounts)

Operating income	$156,912	$128,224	$304,657	$263,113
Acquisition-related and integration expenses	1,726	—	2,648	—
Amortization of intangibles	41,469	34,597	79,525	69,198
Share-based compensation	12,647	9,283	27,816	16,401
Non-GAAP operating income	$212,754	$172,104	$414,646	$348,712

Net income	$113,142	$82,904	$223,415	$171,715
Net income (loss) attributable to non-controlling interest	(109)	—	157	—
Interest expense and finance charges, net	12,973	6,745	21,743	14,448
Provision for income taxes	33,451	42,121	69,503	76,693
Other expense (income), net	(2,545)	(3,546)	(10,161)	257
Acquisition-related and integration expenses	1,726	—	2,648	—
Amortization of intangibles	41,469	34,597	79,525	69,198
Share-based compensation	12,647	9,283	27,816	16,401
Depreciation	37,137	36,226	73,174	72,225
Adjusted EBITDA	$249,891	$208,330	$487,820	$420,937

Operating margin	10.0%	9.4%	9.8%	9.7%
Non-GAAP operating margin	13.6%	12.6%	13.4%	12.8%
Adjusted EBITDA margin	15.9%	15.2%	15.7%	15.5%

Net income	$113,142	$82,904	$223,415	$171,715
Acquisition-related and integration expenses	1,726	—	2,648	—
Amortization of intangibles	41,469	34,597	79,525	69,198
Share-based compensation	12,647	9,283	27,816	16,401
Income taxes related to the above(1)	(14,180)	(11,107)	(27,933)	(21,674)
Income tax effect of assets held for sale(2)	—	9,247	—	9,247
Non-GAAP net income	$154,804	$124,924	$305,471	$244,887

Diluted earnings per common share (“EPS”)	$2.14	$1.57	$4.23	$3.26
Acquisition-related and integration expenses	0.03	—	0.05	—
Amortization of intangibles	0.79	0.66	1.51	1.31
Share-based compensation	0.24	0.18	0.53	0.31
Income taxes related to the above(1)	(0.27)	(0.22)	(0.53)	(0.41)
Income tax effect of assets held for sale(2)	—	0.18	—	0.18
Non-GAAP Diluted EPS	$2.93	$2.37	$5.79	$4.65
(1)The tax effect of taxable and deductible non-GAAP adjustments was calculated using the tax deductible portion of the expenses and applying the entity specific, statutory tax rates applicable to each item during the respective periods.
(2)In the second quarter of fiscal year 2021, we announced a definitive agreement to sell our CIS business and, therefore, as of May 31, 2021, we were no longer indefinitely reinvested with respect to our investment in this subsidiary. This amount represents the income tax impact of the change in this reinvestment assertion for the three and six months ended May 31, 2021.

Liquidity and Capital Resources
Our primary uses of cash are working capital, capital expenditures to expand our delivery footprint and enhance our technology solutions, debt repayments and acquisitions, including our recent acquisition of PK and our pending acquisition of ServiceSource. Our financing needs for these uses of cash have been a combination of operating cash flows and third-party debt arrangements. Our working capital needs are primarily to finance accounts receivable. When our revenue is increasing, our net investment in working capital typically increases. Conversely, when revenue is decreasing, our net investment in working capital typically decreases. To increase our market share and better serve our clients, we may further expand our operations through investments or acquisitions. We expect that such expansion would require an initial investment in working capital, personnel, facilities, and operations. These investments or acquisitions would likely be funded primarily by our existing cash and cash equivalents, available liquidity, including capacity on our debt arrangements, or the issuance of securities.

In September 2021, considering our strong free cash flow, low leverage and adequate liquidity to support capital return to stockholders while maintaining flexibility to pursue acquisitions, the Company’s board of directors authorized a share repurchase program. Under the share repurchase program, the board of directors authorized the Company to purchase up to $500 million of our common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. The repurchase program has no termination date and may be suspended or discontinued at any time. During the three and six months ended May 31, 2022, we purchased 366,704 shares of our common stock under the program for approximately $57.9 million in the aggregate. At May 31, 2022, approximately $417.1 million remained available for share repurchases under the existing authorization from the Company’s board of directors. During June 2022, we repurchased 92,306 aggregate shares of our common stock for an aggregate purchase price of $13.8 million.

During fiscal years 2022 and 2021, the Company has paid the following dividends per share approved by the Company’s board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
September 27, 2021	October 22, 2021	$0.25	November 2, 2021
January 18, 2022	January 28, 2022	$0.25	February 8, 2022
March 29, 2022	April 29, 2022	$0.25	May 10, 2022

On June 27, 2022, we announced a cash dividend of $0.25 per share to stockholders of record as of July 29, 2022, payable on August 9, 2022.

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
Debt Arrangements
Credit Facility
On December 27, 2021, in connection with the closing of the acquisition of PK, we entered into an amendment of our senior secured credit facility (the “Credit Facility”) to (i) refinance the then-outstanding term loan (the “Prior Term Loan”) with a new term loan, which was fully advanced, in the aggregate outstanding principal amount of $2,100 million (the “Term Loan”), (ii) increase the commitments under our revolving credit facility (the “Revolver”) to $1,000 million, (iii) extend the maturity of the Credit Facility from November 30, 2025 to December 27, 2026, (iv) replace LIBOR with SOFR as the primary reference rate used to calculate interest on the loans under the Credit Facility, and (v) modify the commitment fee on the unused portion of the Revolver and the margins in excess of the reference rates at which the loans under the Credit Facility bear interest. The proceeds from the Term Loan and additional borrowings under the Securitization Facility were used to repay the outstanding principal amount of the Prior Term

Loan and to finance the acquisition of PK, including the repayment of certain indebtedness of PK and the payment of fees and expenses in connection with the acquisition.

Borrowings under the Credit Facility bear interest, in the case of SOFR rate loans, at a per annum rate equal to the applicable SOFR rate (but not less than 0.0%), plus an adjustment of between 0.10% and 0.25% depending on the interest period of each SOFR loan, plus an applicable margin, which ranges from 1.25% to 2.00%, based on our consolidated leverage ratio. Borrowings under the Credit Facility that are not SOFR rate loans bear interest at a per annum rate equal to (i) the greatest of (a) the Federal Funds Rate in effect on such day plus ½ of 1.00%, (b) the rate of interest last publicly announced by Bank of America as its “prime rate” and (c) the term SOFR rate plus 1.00%, plus (ii) an applicable margin, which ranges from 0.25% to 1.00%, based on our consolidated leverage ratio. A commitment fee is payable on the unused portion of the Revolver that ranges from 22.5 to 30 basis points, based on our consolidated leverage ratio.

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

Prior to being amended in December 2021, we initially entered into our senior secured credit facility on October 16, 2020, and it initially provided for the extension of revolving loans of up to $600 million and term loan borrowings of up to $900 million. On November 30, 2020, in connection with the spin-off, we incurred the full $900 million of term loan borrowings under the Credit Facility and $250 million of borrowings under the Securitization Facility (as defined below). Substantially all of the proceeds from such borrowings, net of debt issuance costs, were transferred to TD SYNNEX on November 30, 2020 to eliminate debt owed by the Company to TD SYNNEX and in exchange for the contribution of certain Company trademarks from TD SYNNEX to the Company.

Beginning May 31, 2021, the outstanding principal of the Prior Term Loan was payable in quarterly installments of $11.25 million, with the unpaid balance due in full on the maturity date. During the fiscal year ended November 30, 2021, we paid $200.0 million of the principal balance on the Prior Term Loan, including $166.25 million of voluntary prepayments without penalty.

We had no outstanding borrowings on the Revolver as of May 31, 2022 or November 30, 2021.

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

As of May 31, 2022, we were in compliance with the debt covenants related to our debt arrangements.

Cash Flows – Six Months Ended May 31, 2022 and 2021
The following summarizes our cash flows for the six months ended May 31, 2022 and 2021, as reported in our consolidated statement of cash flows in the accompanying consolidated financial statements.

	Six Months Ended
	May 31, 2022	May 31, 2021

	($ in thousands)
Net cash provided by operating activities	$212,484	$239,115
Net cash used in investing activities	(1,637,418)	(73,773)
Net cash provided by (used in) financing activities	1,415,405	(182,586)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9,382)	(6,626)
Net decrease in cash, cash equivalents and restricted cash	$(18,911)	$(23,870)
Cash, cash equivalents and restricted cash at beginning of year	183,010	156,351
Cash, cash equivalents and restricted cash at the end of the period	$164,099	$132,481
Operating Activities
Net cash provided by operating activities was $212.5 million for the six months ended May 31, 2022 in comparison to $239.1 million for the six months ended May 31, 2021. The decrease in net cash provided by operating activities over the prior year period was primarily due to changes in working capital over the prior year period partially offset by the increase in net income.

Investing Activities

Net cash used in investing activities for the six months ended May 31, 2022 was $1,637.4 million in comparison to $73.8 million for the six months ended May 31, 2021. The increase in net cash used in investing activities over the prior year period primarily related to the cash paid in connection with our acquisition of PK of $1,565.3 million.

Financing Activities
Net cash provided by financing activities for the six months ended May 31, 2022 was $1,415.4 million, consisting primarily of net proceeds of $1,400.0 million from the refinancing of the Prior Term Loan with the Term Loan under the Credit Facility and net proceeds of $106.0 million from borrowings under the Securitization Facility, offset by share repurchases of $57.9 million, cash paid for debt issuance costs of $8.9 million and dividends of $26.2 million.
Net cash used in financing activities for the six months ended May 31, 2021 was $182.6 million, consisting primarily of the payment of $200.0 million of the principal balance of the Prior Term Loan under the Credit Facility (prior to giving effect to the

December 2021 amendment), partially offset by net borrowings of $12.5 million under the Securitization Facility and proceeds from the exercise of stock options and employee stock purchase plan of $5.4 million.

We believe our current cash balances and credit availability are enough to support our operating activities for at least the next twelve months.
Free Cash Flow (a non-GAAP measure)

	Six Months Ended
	May 31, 2022	May 31, 2021

	($ in thousands)
Net cash provided by operating activities	$212,484	$239,115
Purchases of property and equipment	(71,166)	(70,758)
Free cash flow (a non-GAAP measure)	$141,318	$168,357
Our free cash flow was $141.3 million for the six months ended May 31, 2022 compared to $168.4 million for the six months ended May 31, 2021. The decrease in free cash flow for the six months ended May 31, 2022 was due to the decrease in cash provided by operating activities and a slight increase in capital expenditures.
Capital Resources
As of May 31, 2022, we had total liquidity of approximately $1,302.4 million, which includes undrawn Revolver capacity of $1,000.0 million on the Credit Facility, undrawn capacity of $139.0 million on the Securitization Facility and cash and cash equivalents.
Our cash and cash equivalents totaled $163.4 million and $182.0 million as of May 31, 2022 and November 30, 2021, respectively. Of our total cash and cash equivalents, 99% and 87% were held by our non-U.S. legal entities as of May 31, 2022 and November 30, 2021, respectively. The cash and cash equivalents held by our non-U.S. legal entities are no longer subject to U.S. federal tax on repatriation into the United States. Repatriation of some non-U.S. balances is restricted by local laws. Historically, we have fully utilized and reinvested all non-U.S. cash to fund our international operations and expansion; however, the Company has recorded deferred tax liabilities related to non-U.S. withholding taxes on the earnings of certain previously acquired non-U.S. entities that are likely to be repatriated in the future. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of the state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.

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
Foreign Currency Risk
While approximately 67% of our revenue is priced in U.S. dollars, we recognize a substantial amount of revenue under contracts that are denominated in euros, British pounds, Australian dollars and Japanese yen, among other currencies. A significant increase in the value of the U.S. dollar relative to these currencies may have a material adverse effect on the value of those services when translated into U.S. dollars.
We serve many of our U.S.-based, European and British clients from our CX delivery centers located around the world. As a result, a substantial portion of the costs to deliver these services are denominated in the local currency of the country where the services are performed. This creates a foreign exchange exposure for us. As of May 31, 2022, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in certain foreign currencies by entering into hedging contracts with institutions to acquire a total of PHP 35,090.0 million at a fixed price of $674.6 million at various dates through May 2024; and INR 20,085.0 million at a fixed price of $253.0 million at various dates through May 2024. The fair value of these derivative instruments as of May 31, 2022 is presented in Note 7 of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The potential loss in fair value at May 31, 2022 for such contracts resulting from a hypothetical 10% adverse change in the underlying foreign currency exchange rates is approximately $90.8 million. This loss would be substantially mitigated by corresponding gains on the underlying foreign currency exposures.
Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into hedging contracts that are not denominated as hedges. The purpose of these derivative instruments is to protect us against foreign currency exposure related receivables, payables and intercompany transactions that are denominated in currencies that are different from the functional currencies of our respective legal entities that are party to the transactions. As of May 31, 2022, the fair value of these derivatives not designated as hedges was a net payable of $0.6 million.
Interest Rate Risk
At May 31, 2022, all of our outstanding debt under the Credit Facility and Securitization Facility is variable debt, which exposes the Company to changes in interest rates. Holding other variables constant, including the total amount of outstanding indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated increase in interest expense of approximately $23.1 million per year.

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

Except for the acquisition of PK, there were no changes in our internal control over financial reporting that occurred during our second fiscal quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe that these proceedings will have a material adverse effect on the results of our operations, our financial position or the cash flows of our business. During the three months ended May 31, 2022, there were no new material legal proceedings and no material developments in any legal proceedings reported in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In September 2021, our board of directors authorized the Company to purchase up to $500 million of the Company’s outstanding shares of common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. The repurchase program has no termination date and may be suspended or discontinued at any time
The following table summarizes the Company’s purchases of common stock under the share repurchase program during the quarter ended May 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar amount that may yet be purchased under the program (in thousands)
March 1, 2022 - March 31, 2022	—	$—	—	$474,905
April 1, 2022 - April 30, 2022	183,352	$155.88	183,352	$446,324
May 1, 2022 - May 31, 2022	183,352	$159.63	183,352	$417,055
Total	366,704	$157.76	366,704

ITEM 5. OTHER INFORMATION
On July 6, 2022, we entered into an amendment to the Securitization Facility to (i) increase the commitment of the lenders to provide available borrowings of up to $500 million, (ii) extend the termination date of the Securitization Facility from October 28, 2022 to July 5, 2024, and (iii) replace LIBOR with SOFR as one of the reference rates used to calculate interest on borrowings under the Securitization Facility. In addition, the interest rate margins were amended, such that borrowings under the Securitization Facility that are funded through the issuance of commercial paper bear interest at the applicable commercial paper rate plus a spread of 0.70% and, otherwise, at a per annum rate equal to the applicable SOFR rate (which includes a SOFR related adjustment of 0.10%), plus a spread of 0.80%.

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

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 2, 2020).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on January 28, 2022).

10.1	Concentrix Corporation 2020 Employee Stock Purchase Plan, as amended. †

10.2
Second Amendment to Receivables Financing Agreement, dated as of July 6, 2022, by and among Concentrix Receivables, Inc., as borrower, the Company, as servicer, the lenders party thereto, and PNC Bank, National Association, as administrative agent.

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
† Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 8, 2022	CONCENTRIX CORPORATION

	By:	/s/ Christopher Caldwell
Christopher Caldwell
President and Chief Executive Officer

	By:	/s/ Andre Valentine
Andre Valentine
Chief Financial Officer