Form 10-Q
period 2022-08-31
Concentrix Corp
filed 2022-10-07
CIK 1803599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding as of September 30, 2022
Common Stock, $0.0001 par value	51,669,410

Concentrix Corporation
Form 10-Q
Index

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONCENTRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)

	August 31, 2022	November 30, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$176,082	$182,038
Accounts receivable, net	1,355,065	1,207,953
Other current assets	186,256	153,074
Total current assets	1,717,403	1,543,065
Property and equipment, net	390,343	407,144
Goodwill	2,971,820	1,813,502
Intangible assets, net	1,025,776	655,528
Deferred tax assets	59,685	48,413
Other assets	584,847	578,715
Total assets	$6,749,874	$5,046,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114,128	$129,359
Current portion of long-term debt	6,250	—
Accrued compensation and benefits	465,137	453,434
Other accrued liabilities	397,226	351,642
Income taxes payable	45,472	33,779
Total current liabilities	1,028,213	968,214
Long-term debt, net	2,401,099	802,017
Other long-term liabilities	515,237	546,410
Deferred tax liabilities	158,698	109,471
Total liabilities	4,103,247	2,426,112
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized and no shares issued and outstanding as of August 31, 2022 and November 30, 2021, respectively	—	—
Common stock, $0.0001 par value, 250,000 shares authorized; 52,093 and 51,927 shares issued as of August 31, 2022 and November 30, 2021, respectively, and 51,016 and 51,594 shares outstanding as of August 31, 2022 and November 30, 2021, respectively	5	5
Additional paid-in capital	2,415,868	2,355,767
Treasury stock, 1,077 and 333 shares as of August 31, 2022 and November 30, 2021, respectively	(167,420)	(57,486)
Retained earnings	683,466	392,495
Accumulated other comprehensive loss	(285,292)	(70,526)
Total stockholders’ equity	2,646,627	2,620,255
Total liabilities and stockholders’ equity	$6,749,874	$5,046,367

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Revenue	$1,579,602	$1,397,251	$4,683,755	$4,120,407
Cost of revenue	1,012,754	915,910	3,019,857	2,670,287
Gross profit	566,848	481,341	1,663,898	1,450,120
Selling, general and administrative expenses	409,303	329,962	1,201,696	1,035,628
Operating income	157,545	151,379	462,202	414,492
Interest expense and finance charges, net	20,272	4,868	42,015	19,316
Other expense (income), net	(12,086)	(5,858)	(22,247)	(5,601)
Income before income taxes	149,359	152,369	442,434	400,777
Provision for income taxes	42,235	42,615	111,738	119,308
Net income before non-controlling interest	107,124	109,754	330,696	281,469
Less: Net income attributable to non-controlling interest	434	—	591	—
Net income attributable to Concentrix Corporation	$106,690	$109,754	$330,105	$281,469

Earnings per common share:
Basic	$2.05	$2.10	$6.32	$5.41
Diluted	$2.04	$2.08	$6.28	$5.35
Weighted-average common shares outstanding
Basic	51,193	51,432	51,461	51,288
Diluted	51,549	52,061	51,834	51,914

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Net income before non-controlling interest	$107,124	$109,754	$330,696	$281,469
Other comprehensive income (loss):
Unrealized gains (losses) of defined benefit plans, net of taxes of $(51) for the three and nine months ended August 31, 2022, respectively, and $0 and $98 for the three and nine months ended August 31, 2021, respectively	951	2	1,717	(446)
Unrealized gains (losses) on cash flow hedges during the period, net of taxes of $10,392 and $15,779 for the three and nine months ended August 31, 2022, respectively, and $3,840 and $47 for the three and nine months ended August 31, 2021, respectively	(30,299)	(11,219)	(46,003)	(620)
Reclassification of net (gains) losses on cash flow hedges to net income, net of taxes of $(3,344) and $(4,190) for the three and nine months ended August 31, 2022, respectively, and $1,400 and $6,940 for the three and nine months ended August 31, 2021, respectively	9,752	(4,091)	12,217	(20,617)
Total change in unrealized gains (losses) on cash flow hedges, net of taxes	(20,547)	(15,310)	(33,786)	(21,237)
Foreign currency translation, net of taxes of $0 for the three and nine months ended August 31, 2022 and 2021, respectively	(113,863)	(56,105)	(182,697)	(14,366)
Other comprehensive income (loss)	(133,459)	(71,413)	(214,766)	(36,049)
Comprehensive income (loss)	(26,335)	38,341	115,930	245,420
Less: Comprehensive income (loss) attributable to non-controlling interest	434	—	591	—
Comprehensive income (loss) attributable to Concentrix Corporation	$(26,769)	$38,341	$115,339	$245,420

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency and share amounts in thousands)
(unaudited)

	Three and Nine Months Ended August 31, 2022
		Concentrix Corporation Stockholders’ Equity
		Common stock			Treasury stock
	Redeemable non-controlling interest	Shares	Amount	Additional paid-in capital	Shares	Amount	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balances, May 31, 2022	$2,157	51,342	$5	$2,404,281	716	$(118,248)	$589,740	$(151,833)	$2,723,945
Other comprehensive loss	—	—	—	—	—	—	—	(133,459)	(133,459)
Net income attributable to non-controlling interest	434	—	—	—	—	—	—	—	—
Purchase of non-controlling interest in subsidiary	(2,591)	—	—	91	—	—	—	—	91
Share-based compensation activity	—	(326)	—	11,496	—	—	—	—	11,496
Repurchase of common stock for tax withholdings on equity awards	—	—	—	—	2	(186)	—	—	(186)
Repurchase of common stock	—	—	—	—	359	(48,986)	—	—	(48,986)
Dividends	—	—	—	—	—	—	(12,964)	—	(12,964)
Net income	—	—	—	—	—	—	106,690	—	106,690
Balances, August 31, 2022	$—	51,016	$5	$2,415,868	1,077	$(167,420)	$683,466	$(285,292)	$2,646,627

Balances, November 30, 2021	$—	51,594	$5	$2,355,767	333	$(57,486)	$392,495	$(70,526)	$2,620,255
Other comprehensive loss	—	—	—	—	—	—	—	(214,766)	(214,766)
Equity awards issued as acquisition purchase consideration	—	—	—	15,725	—	—	—	—	15,725
Acquisition of non-controlling interest in subsidiary	2,000	—	—	—	—	—	—	—	—
Net income attributable to non-controlling interest	591	—	—	—	—	—	—	—	—
Purchase of non-controlling interest in subsidiary	(2,591)	—	—	91	—	—	—	—	91
Share-based compensation activity	—	(578)	—	44,285	—	—	—	—	44,285
Repurchase of common stock for tax withholdings on equity awards	—	—	—	—	18	(3,098)	—	—	(3,098)
Repurchase of common stock	—	—	—	—	726	(106,836)	—	—	(106,836)
Dividends	—	—	—	—	—	—	(39,134)	—	(39,134)
Net income	—	—	—	—	—	—	330,105	—	330,105
Balances, August 31, 2022	$—	51,016	$5	$2,415,868	1,077	$(167,420)	$683,466	$(285,292)	$2,646,627

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency and share amounts in thousands)
(unaudited)

	Three and Nine Months Ended August 31, 2021
	Concentrix Corporation Stockholders’ Equity
	Common stock			Treasury stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Retained earnings	Former parent company investment	Accumulated other comprehensive loss	Total stockholders’ equity
Balances, May 31, 2021	51,296	$5	$2,327,025	4	$(527)	$171,715	$—	$31,550	$2,529,768
Other comprehensive loss	—	—	—	—	—	—	—	(71,413)	(71,413)
Share-based compensation activity	152	—	11,083	—	—	—	—	—	11,083
Repurchase of common stock for tax withholdings on equity awards	—	—	—	89	(13,437)	—	—	—	(13,437)
Net income	—	—	—	—	—	109,754	—	—	109,754
Balances, August 31, 2021	51,448	$5	$2,338,108	93	$(13,964)	$281,469	$—	$(39,863)	$2,565,755

Balances, November 30, 2020	—	$—	$—	—	$—	$—	$2,305,899	$(3,814)	$2,302,085
Other comprehensive loss	—	—	—	—	—	—	—	(36,049)	(36,049)
Reclassification of net former parent investment in Concentrix	—	—	2,305,899	—	—	—	(2,305,899)	—	—
Issuance of common stock at separation and spin-off	51,135	5	(5)	—	—	—	—	—	—
Share-based compensation activity	313	—	32,214	—	—	—	—	—	32,214
Repurchase of common stock for tax withholdings on equity awards	—	—	—	93	(13,964)	—	—	—	(13,964)
Net income	—	—	—	—	—	281,469	—	—	281,469
Balances, August 31, 2021	51,448	$5	$2,338,108	93	$(13,964)	$281,469	$—	$(39,863)	$2,565,755

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Nine Months Ended
	August 31, 2022	August 31, 2021
Cash flows from operating activities:
Net income before non-controlling interest	$330,696	$281,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	110,108	105,371
Amortization	121,025	103,194
Non-cash share-based compensation expense	37,404	25,344
Provision for doubtful accounts	3,389	(763)
Deferred income taxes	(4,374)	(21,270)
Unrealized foreign exchange loss	914	(446)
Gain on divestitures and related transaction costs	—	(13,197)
Other	325	66
Changes in operating assets and liabilities:
Accounts receivable, net	(23,546)	(58,584)
Payable to former parent	—	(22,825)
Accounts payable	(23,463)	(42,290)
Other operating assets and liabilities	(187,437)	(23,944)
Net cash provided by operating activities	365,041	332,125
Cash flows from investing activities:
Purchases of property and equipment	(97,276)	(112,869)
Acquisitions of business, net of cash acquired	(1,705,447)	(3,279)
Proceeds from divestitures, net of cash sold	—	73,708
Other investments	(1,000)	—
Net cash used in investing activities	(1,803,723)	(42,440)
Cash flows from financing activities:
Proceeds from the Credit Facility - Term Loan	2,100,000	—
Repayments of the Credit Facility - Term Loan	(125,000)	—
Repayments of the Credit Facility - Prior Term Loan	(700,000)	(200,000)
Proceeds from the Securitization Facility	1,451,000	1,042,000
Repayments of the Securitization Facility	(1,116,000)	(1,123,000)
Cash paid for debt issuance costs	(9,331)	—
Purchase of noncontrolling interest in subsidiary	(2,500)	—
Proceeds from exercise of stock options	6,881	6,870
Repurchase of common stock for tax withholdings on equity awards	(3,098)	(13,964)
Repurchase of common stock	(106,836)	—
Dividends paid	(39,134)	—
Net cash provided by (used in) financing activities	1,455,982	(288,094)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(21,809)	(2,348)
Net decrease in cash, cash equivalents and restricted cash	(4,509)	(757)
Cash, cash equivalents and restricted cash at beginning of year	183,010	156,351
Cash, cash equivalents and restricted cash at end of period	$178,501	$155,594

Supplemental disclosure of non-cash investing activities:
Accrued costs for property and equipment purchases	$6,348	$1,846

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
On December 1, 2020, the separation of the CX business (the “separation”) from SYNNEX Corporation, now known as TD SYNNEX Corporation (“TD SYNNEX” or the “former parent”), was completed through a tax-free distribution of all of the issued and outstanding shares of the Company’s common stock to TD SYNNEX stockholders (the “distribution” and, together with the separation, the “spin-off”). TD SYNNEX stockholders received one share of the Company’s common stock for each share of TD SYNNEX common stock held as of the close of business on November 17, 2020. As a result of the spin-off, the Company became an independent public company and the Company’s common stock commenced trading on the Nasdaq Stock Market (“Nasdaq”) under the symbol “CNXC” on December 1, 2020.

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

Risks and uncertainties related to the COVID-19 pandemic

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and labor force participation, and created significant volatility and disruption of financial markets. The Company successfully transitioned a significant portion of its workforce to a remote working environment throughout the second quarter of 2020 and implemented a number of safety and social distancing measures in the Company’s sites to protect the health and safety of the team. During the three and nine months ended August 31, 2022, almost all of the Company’s workforce was productive, but the Company experienced the continued effects of the COVID-19 pandemic, as variants caused new waves of COVID-19 cases around the globe.

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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
For a discussion of the Company’s significant accounting policies, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2021. Accounting pronouncements adopted during the nine months ended August 31, 2022 are discussed below.
Concentration of credit risk
For the three and nine months ended August 31, 2022, no client accounted for more than 10% of the Company’s consolidated revenue. For the three and nine months ended August 31, 2021, one client accounted for 11.9% and 11.7%, respectively, of the Company’s consolidated revenue.
As of August 31, 2022 and November 30, 2021, one client comprised 10.8% and 15.3%, respectively, of the Company’s total accounts receivable balance.
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
NOTE 3—ACQUISITIONS AND DIVESTITURES:

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
(2) Represents the cash consideration paid for certain vested PK stock option awards and restricted stock awards.
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

The following table summarizes the preliminary estimates of fair values of the assets acquired, liabilities assumed and non-controlling interest as of the acquisition date:

As of
December 27, 2021
Assets acquired:
Cash and cash equivalents	$29,653
Accounts receivable	86,955
Property and equipment	11,198
Operating lease right-of-use assets	12,288
Identifiable intangible assets	469,300
Goodwill	1,125,267
Other assets	11,954
Total assets acquired	$1,746,615

Liabilities assumed and non-controlling interest:
Accounts payable and accrued liabilities	67,594
Operating lease liabilities	12,288
Deferred tax liabilities	54,103
Non-controlling interest	2,000
Total liabilities assumed and non-controlling interest	135,985

Total consideration transferred	$1,610,630

As of August 31, 2022, the purchase price allocation is preliminary. The preliminary purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (not to exceed twelve months following the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of identifiable intangible assets acquired, the fair value of certain tangible assets acquired and liabilities assumed, and deferred income taxes. The Company expects to continue to obtain information for the purpose of determining the fair value of the assets acquired and liabilities assumed on the acquisition date throughout the remainder of the measurement period. The Company made immaterial measurement period adjustments during the three months ended August 31, 2022.

The preliminary purchase price allocation includes $469,300 of acquired identifiable intangible assets, all of which have finite lives. The preliminary fair value of the identifiable intangible assets has been estimated using the income approach through a discounted cash flow analysis of certain cash flow projections. The cash flow projections are based on forecasts used by the Company to price the PK acquisition, and the discount rates applied were benchmarked by referencing the implied rate of return of the Company’s pricing model and the weighted average cost of capital. The intangible assets are being amortized over their estimated useful lives on either a straight-line basis or an accelerated method that reflects the economic benefit of the asset. The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future forecasted cash flows of the Company following the acquisition of PK.

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
•The related income tax effects of the adjustments noted above.

The supplemental pro forma financial information for the periods presented is as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2022	2021	2022	2021
Revenue	$1,579,602	$1,510,681	$4,716,716	$4,439,073
Net income	107,912	115,236	327,701	281,089

ServiceSource Acquisition

Background

On July 20, 2022, the Company completed its acquisition of ServiceSource International, Inc. (“ServiceSource”), a global outsourced go-to-market services provider, delivering B2B digital sales and customer success solutions. The acquisition of ServiceSource is expected to complement Concentrix’ offerings in this area.
Purchase price consideration
The total purchase price consideration, net of cash acquired, was $142.8 million, which was primarily funded by cash on the Company’s balance sheet, as well as borrowings under the Company’s Securitization Facility.

The preliminary purchase price consideration to acquire ServiceSource consisted of the following:

Cash consideration for ServiceSource stock (1)	$150,392
Cash consideration for ServiceSource vested and unvested equity awards (2)	6,704
Cash consideration for repayment of ServiceSource debt, including accrued interest (3)	10,063
Total consideration transferred	167,159
Less: Cash acquired (4)	24,355
Total purchase price consideration	$142,804

(1) Represents the cash consideration paid for the outstanding shares of ServiceSource’s common stock.
(2) Represents the cash consideration paid or to be paid for vested and unvested ServiceSource stock option awards, restricted stock units and performance stock units.
(3) Represents the cash consideration paid to retire ServiceSource’s outstanding third-party debt, including accrued interest.
(4) Represents the ServiceSource cash balance acquired at acquisition.
Preliminary purchase price allocation

The purchase price was allocated to the assets acquired and liabilities assumed based on management’s estimate of the respective fair values at the date of acquisition. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of goodwill were the assembled workforce, high-value service delivery capabilities and strategic benefits that are expected to be realized from the acquisition. None of the goodwill is expected to be deductible for income tax purposes.

The following table summarizes the preliminary estimates of fair values of the assets acquired and liabilities assumed as of the acquisition date:

As of
July 20, 2022
Assets acquired:
Cash and cash equivalents	$24,355
Accounts receivable	40,097
Property and equipment	6,951
Operating lease right-of-use assets	29,487
Identifiable intangible assets	40,200
Goodwill	69,387
Other assets	20,120
Total assets acquired	$230,597

Liabilities assumed:
Accounts payable and accrued liabilities	33,951
Operating lease liabilities	29,487
Total liabilities assumed	63,438

Total consideration transferred	$167,159

As of August 31, 2022, the purchase price allocation is preliminary. The preliminary purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (not to exceed twelve months following the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of identifiable intangible assets acquired, the fair value of certain tangible assets acquired and liabilities assumed, and deferred income taxes. The Company expects to continue to obtain information for the purpose of determining the fair value of the assets acquired and liabilities assumed on the acquisition date throughout the remainder of the measurement period.

The preliminary purchase price allocation includes $40,200 of acquired identifiable intangible assets, all of which have finite lives. The preliminary fair value of the identifiable intangible assets has been estimated using the income approach through a discounted cash flow analysis of certain cash flow projections. The intangible assets are being amortized over their estimated useful lives on either a straight-line basis or an accelerated method that reflects the economic benefit of the asset. The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future forecasted cash flows of the Company following the acquisition of ServiceSource.

The preliminary amounts allocated to intangible assets are as follows:

	Gross Carrying Amount	Weighted-Average Useful Life
Customer relationships	$31,370	15 years
Technology	5,640	5 years
Trade name	3,190	3 years
Total	$40,200

Acquisitions impact on results of operations

The results of the acquired operations have been included in the consolidated financial statements since the acquisition dates. The following table provides the results of acquired operations included in the consolidated statement of operations from the acquisition dates through August 31, 2022:

	Three Months Ended	Nine Months Ended
	August 31, 2022	August 31, 2022
Revenue	$142,525	$349,684
Income before income taxes	(1,413)	1,567

In connection with the acquisitions, the Company incurred $12,565 and $15,213 of acquisition-related and integration expenses for the three and nine months ended August 31, 2022, respectively. These expenses primarily include legal and professional services, cash-settled awards, severance and retention payments to integrate the businesses. These acquisition-related and integration expenses were recorded within selling, general and administrative expenses in the consolidated statement of operations.

Divestitures

In July 2021, the Company completed the sales of its insurance third-party administration operations and software platform, Concentrix Insurance Solutions (“CIS”), and another non-CX solutions business in separate transactions for total cash consideration of approximately $73,708. The divestitures generated a pre-tax gain of approximately $13,197, net of related transaction costs. The gain on divestitures and related transaction costs were included in selling, general and administrative expenses in the consolidated statements of operations.
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
The Company recorded share-based compensation expense in the consolidated statements of operations for the three and nine months ended August 31, 2022 and 2021 as follows:

	Three Months Ended		Nine Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Total share-based compensation	$9,862	$9,457	$37,678	$25,858
Tax benefit recorded in the provision for income taxes	(2,505)	(2,364)	(9,569)	(6,464)
Effect on net income	$7,357	$7,093	$28,109	$19,394
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
NOTE 5—BALANCE SHEET COMPONENTS:

Cash, cash equivalents and restricted cash:

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	As of
	August 31, 2022	November 30, 2021
Cash and cash equivalents	$176,082	$182,038
Restricted cash included in other current assets	2,419	972
Cash, cash equivalents and restricted cash	$178,501	$183,010
Restricted cash balances relate primarily to restrictions placed on cash deposits by banks as collateral for the issuance of bank guarantees and letters of credit for leases and the terms of government grants.
Accounts receivable, net:
Accounts receivable, net is comprised of the following as of August 31, 2022 and November 30, 2021:

	As of
	August 31, 2022	November 30, 2021
Billed accounts receivable	$784,473	$714,032
Unbilled accounts receivable	575,728	499,342
Less: Allowance for doubtful accounts	(5,136)	(5,421)
Accounts receivable, net	$1,355,065	$1,207,953
Allowance for doubtful trade receivables:
Presented below is a progression of the allowance for doubtful trade receivables:

	Three Months Ended		Nine Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Balance at beginning of period	$6,994	$5,513	$5,421	$8,963
Net additions (reductions)	(1,033)	1,369	3,389	(763)
Write-offs and reclassifications	(825)	(931)	(3,674)	(2,249)
Balance at end of period	$5,136	$5,951	$5,136	$5,951

Property and equipment, net:
The following tables summarize the carrying amounts and related accumulated depreciation for property and equipment as of August 31, 2022 and November 30, 2021:

	As of
	August 31, 2022	November 30, 2021
Land	$27,297	$27,677
Equipment, computers and software	513,683	488,270
Furniture and fixtures	88,993	90,442
Buildings, building improvements and leasehold improvements	355,897	364,166
Construction-in-progress	15,810	10,741
Total property and equipment, gross	$1,001,680	$981,296
Less: Accumulated depreciation	(611,337)	(574,152)
Property and equipment, net	$390,343	$407,144
Shown below are the countries where 10% or more of the Company’s property and equipment, net are located as of August 31, 2022 and November 30, 2021:

	As of
	August 31, 2022	November 30, 2021
Property and equipment, net:
United States	$118,455	$101,333
Philippines	72,152	87,548
India	41,689	46,167
Others	158,047	172,096
Total	$390,343	$407,144
Goodwill:
The following table summarizes the changes in the Company’s goodwill for the nine months ended August 31, 2022:

Balance as of November 30, 2021	$1,813,502
Acquisitions	1,195,039
Foreign exchange translation	(36,721)
Balance as of August 31, 2022	$2,971,820

Intangible assets, net:
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of August 31, 2022 and November 30, 2021:

	As of August 31, 2022			As of November 30, 2021
	Gross amounts	Accumulated amortization	Net amounts	Gross amounts	Accumulated amortization	Net amounts
Customer relationships	$1,728,680	$(773,084)	$955,596	$1,347,961	$(694,701)	$653,260
Technology	79,746	(18,213)	61,533	10,835	(8,900)	1,935
Trade names	14,653	(7,709)	6,944	6,724	(6,391)	333
Non-compete agreements	2,200	(497)	1,703	—	—	—
	$1,825,279	$(799,503)	$1,025,776	$1,365,520	$(709,992)	$655,528
Estimated future amortization expense of the Company’s intangible assets is as follows:

Fiscal years ending November 30,
2022 (remaining three months)	$41,826
2023	156,440
2024	145,594
2025	133,563
2026	117,080
Thereafter	431,273
Total	$1,025,776
Accumulated other comprehensive income (loss):
The components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes, were as follows:

	Three Months Ended August 31, 2022 and 2021
	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustments, net of taxes	Total
Balance, May 31, 2021	$(39,032)	$23,312	$47,270	$31,550
Other comprehensive income (loss) before reclassification	2	(11,219)	(56,105)	(67,322)
Reclassification of gains from other comprehensive income (loss)	—	(4,091)	—	(4,091)
Balances at August 31, 2021	$(39,030)	$8,002	$(8,835)	$(39,863)

Balance, May 31, 2022	$(21,979)	$(14,642)	$(115,212)	$(151,833)
Other comprehensive income (loss) before reclassification	951	(30,299)	(113,863)	(143,211)
Reclassification of gains from other comprehensive income (loss)	—	9,752	—	9,752
Balances at August 31, 2022	$(21,028)	$(35,189)	$(229,075)	$(285,292)

	Nine Months Ended August 31, 2022 and 2021
	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustments, net of taxes	Total
Balance, November 30, 2020	$(38,584)	$29,239	$5,531	$(3,814)
Other comprehensive income (loss) before reclassification	(446)	(620)	(14,366)	(15,432)
Reclassification of gains from other comprehensive income (loss)	—	(20,617)	—	(20,617)
Balances at August 31, 2021	$(39,030)	$8,002	$(8,835)	$(39,863)

Balance, November 30, 2021	$(22,745)	$(1,403)	$(46,378)	$(70,526)
Other comprehensive income (loss) before reclassification	1,717	$(46,003)	(182,697)	(226,983)
Reclassification of gains from other comprehensive income (loss)	—	12,217	—	12,217
Balances at August 31, 2022	$(21,028)	$(35,189)	$(229,075)	$(285,292)
Refer to Note 6 for the location of gains and losses on cash flow hedges reclassified from other comprehensive income (loss) to the consolidated statements of operations. Reclassifications of amortization of actuarial (gains) losses of defined benefit plans is recorded in “Other expense (income), net” in the consolidated statement of operations.
NOTE 6—DERIVATIVE INSTRUMENTS:
In the ordinary course of business, the Company is exposed to foreign currency risk and credit risk. The Company enters into transactions, and owns monetary assets and liabilities, that are denominated in currencies other than the legal entity’s functional currency. The Company may enter into forward contracts, option contracts, or other derivative instruments to offset a portion of the risk on expected future cash flows, earnings, net investments in certain non-U.S. legal entities and certain existing assets and liabilities. However, the Company may choose not to hedge certain exposures for a variety of reasons including, but not limited to, accounting considerations and the economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign currency exchange or interest rates. Generally, the Company does not use derivative instruments to cover equity risk and credit risk. The Company’s hedging program is not used for trading or speculative purposes.
All derivatives are recognized on the consolidated balance sheets at their fair values. Changes in the fair value of derivatives are recorded in the consolidated statements of operations, or as a component of AOCI in the consolidated balance sheets, as discussed below.
Cash Flow Hedges
To mitigate the risk of fluctuations in foreign currency exchange rates on gross margins, certain of the Company’s legal entities with functional currencies that are not U.S. dollars may hedge a portion of forecasted revenue or costs not denominated in the entities’ functional currencies. These instruments mature at various dates through August 2024. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of “Revenue” in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of foreign currency costs are recognized as a component of “Cost of revenue” or “Selling, general and administrative expenses” in the same period as the related costs are recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions.
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

	Value as of
Balance Sheet Line Item	August 31, 2022	November 30, 2021
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$1,375,458	$1,415,447
Other current assets	11,744	10,058
Other accrued liabilities	31,313	12,542
Derivative instruments designated as cash flow hedges:
Foreign exchange forward contracts (notional value)	$946,939	$918,097
Other current assets and other assets	509	7,851
Other accrued liabilities and other long-term liabilities	47,768	9,736
Volume of activity
The notional amounts of foreign exchange forward contracts represent the gross amounts of foreign currency, including, principally, the Philippine peso, the Indian rupee, the Canadian dollar, the Japanese yen and the Australian dollar, that will be bought or sold at maturity. The notional amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. The Company’s exposure to credit loss and market risk will vary over time as currency exchange rates change.

The Effect of Derivative Instruments on AOCI and the Consolidated Statements of Operations
The following table shows the gains and losses, before taxes, of the Company’s derivative instruments designated as cash flow hedges and not designated as hedging instruments in other comprehensive income (“OCI”), and the consolidated statements of operations for the periods presented:

		Three Months Ended		Nine Months Ended
	Locations of gain (loss) in statement of operations	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Derivative instruments designated as cash flow hedges
(Loss) / Gain recognized in OCI:
Foreign exchange forward contracts		$(40,691)	$(15,059)	$(61,782)	$(666)

(Losses) / Gains reclassified from AOCI into income:
Foreign exchange forward contracts
(Loss) / Gain reclassified from AOCI into income	Cost of revenue for services	$(9,909)	$3,839	$(12,920)	$19,801
(Loss) / Gain reclassified from AOCI into income	Selling, general and administrative expenses	(3,187)	1,652	(3,487)	7,756
Total		$(13,096)	$5,491	$(16,407)	$27,557

Derivative instruments not designated as hedging instruments:
(Loss) / Gain recognized from foreign exchange forward contracts, net(1)	Other expense (income), net	$(39,367)	$(13,388)	$(56,527)	$4,653
(1)    The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net losses in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $39,657.
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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of August 31, 2022				As of November 30, 2021
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$93,485	$93,485	$—	$—	$77,332	$77,332	$—	$—
Foreign government bond	1,539	1,539	—	—	1,446	1,446	—	—
Forward foreign currency exchange contracts	12,253	—	12,253	—	17,909	—	17,909	—
Liabilities:
Forward foreign currency exchange contracts	$79,081	$—	$79,081	$—	$22,278	$—	$22,278	$—
The Company’s cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Investment in foreign government bond classified as an available-for-sale debt security is recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by banks or foreign currency dealers. Fair values of long-term foreign currency exchange contracts are measured using valuations based upon quoted prices for similar assets and liabilities in active markets and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. The effect of nonperformance risk on the fair value of derivative instruments was not material as of August 31, 2022 and November 30, 2021.
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
During the three and nine months ended August 31, 2022 and 2021, there were no transfers between the fair value measurement category levels.

NOTE 8—BORROWINGS:
Borrowings consist of the following:

	As of
	August 31, 2022	November 30, 2021
Credit Facility - current portion of Term Loan component	$6,250	$—
Current portion of long term debt	$6,250	$—

Credit Facility - Term Loan component	$1,968,750	$—
Credit Facility - Prior Term Loan component	—	700,000
Securitization Facility	440,000	105,000
Long-term debt, before unamortized debt discount and issuance costs	2,408,750	805,000
Less: unamortized debt discount and issuance costs	(7,651)	(2,983)
Long-term debt, net	$2,401,099	$802,017

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

Borrowings under the Credit Facility bear interest, in the case of term or daily SOFR loans, at a per annum rate equal to the applicable SOFR rate (but not less than 0.0%), plus an adjustment of between 0.10% and 0.25% depending on the interest period of each SOFR loan, plus an applicable margin, which ranges from 1.25% to 2.00%, based on Concentrix’ consolidated leverage ratio. Borrowings under the Credit Facility that are base rate loans bear interest at a per annum rate equal to (i) the greatest of (a) the Federal Funds Rate in effect on such day plus ½ of 1.00%, (b) the rate of interest last publicly announced by Bank of America as its “prime rate” and (c) the term SOFR rate plus 1.00%, plus (ii) an applicable margin, which ranges from 0.25% to 1.00%, based on Concentrix’ consolidated leverage ratio. A commitment fee is payable on the unused portion of the Revolver that ranges from 22.5 to 30 basis points, based on Concentrix’ consolidated leverage ratio.

Beginning August 31, 2022, the outstanding principal of the Term Loan is payable in quarterly installments of $26,250, with the unpaid balance due in full on the maturity date. During the three months ended August 31, 2022, the Company paid $125,000 of the principal balance on the Term Loan, including $98,750 of voluntary prepayments, without penalty.

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
Prior to it being amended in December 2021, Concentrix initially entered into its senior secured credit facility on October 16, 2020, to provide for the extension of revolving loans of up to $600,000 and term loan borrowings of up to $900,000. On November 30, 2020, in connection with the spin-off, the Company incurred the full $900,000 of term loan borrowings under the Credit Facility. Substantially all of the proceeds from such borrowings, net of debt issuance costs, were transferred to TD SYNNEX on November 30, 2020 to eliminate debt owed by Concentrix to TD SYNNEX and in exchange for the contribution of certain Concentrix trademarks from TD SYNNEX to Concentrix.

Beginning May 31, 2021, the outstanding principal of the Prior Term Loan was payable in quarterly installments of $11,250, with the unpaid balance due in full on the maturity date. During the fiscal year ended November 30, 2021, the Company paid $200,000 of the principal balance on the Prior Term Loan, including $166,250 of voluntary prepayments, without penalty.

At August 31, 2022 and November 30, 2021, no amounts were outstanding under the Revolver.
Securitization Facility
On July 6, 2022, the Company entered into an amendment to its accounts receivable securitization facility (the “Securitization Facility”) to (i) increase the commitment of the lenders to provide available borrowings of up to $500,000, (ii) extend the termination date of the Securitization Facility from October 28, 2022 to July 5, 2024, and (iii) replace LIBOR with SOFR as one of the reference rates used to calculate interest on borrowings under the Securitization Facility. In addition, the interest rate margins were amended, such that borrowings under the Securitization Facility that are funded through the issuance of commercial paper bear interest at the applicable commercial paper rate plus a spread of 0.70% and, otherwise, at a per annum rate equal to the applicable SOFR rate (which includes a SOFR related adjustment of 0.10%), plus a spread of 0.80%.
Under the Securitization Facility, Concentrix and certain of its subsidiaries (the “Originators”) sell or otherwise transfer all of their accounts receivable to a special purpose bankruptcy-remote subsidiary of Concentrix (the “Borrower”) that grants a security interest in the receivables to the lenders in exchange for available borrowings of up to $500,000. The amount received under the Securitization Facility is recorded as debt on the Company’s consolidated balance sheets. Borrowing availability under the Securitization Facility may be limited by the Company’s accounts receivable balances, changes in the credit ratings of the clients comprising the receivables, client concentration levels in the receivables, and certain characteristics of the accounts receivable being transferred (including factors tracking performance of the accounts receivable over time).
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
Prior to it being amended in July 2022, Concentrix initially entered into its accounts receivable securitization facility on October 30, 2020, to provide available borrowings of up to $350,000 pursuant to certain agreements, including a Receivables Financing Agreement and a Receivables Purchase Agreement. On November 30, 2020, in connection with the spin-off, the Company incurred $250,000 of borrowings under the Securitization Facility. Substantially all of the proceeds from such borrowings were transferred to TD SYNNEX on November 30, 2020 to eliminate debt owed by Concentrix to TD SYNNEX and in exchange for the contribution of certain Concentrix trademarks from TD SYNNEX to Concentrix.
Covenant compliance
As of August 31, 2022, Concentrix was in compliance with all covenants for the above arrangements.

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

	Three Months Ended		Nine Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Basic earnings per common share:
Net income	$106,690	$109,754	$330,105	$281,469
Less: net income allocated to participating securities(1)	(1,582)	(1,669)	(4,850)	(3,992)
Net income attributable to common stockholders	$105,108	$108,085	$325,255	$277,477

Weighted-average number of common shares - basic	51,193	51,432	51,461	51,288

Basic earnings per common share	$2.05	$2.10	$6.32	$5.41

Diluted earnings per common share:
Net income	$106,690	$109,754	$330,105	$281,469
Less: net income allocated to participating securities(1)	(1,571)	(1,649)	(4,816)	(3,945)
Net income attributable to common stockholders	$105,119	$108,105	$325,289	$277,524

Weighted-average number of common shares - basic	51,193	51,432	51,461	51,288
Effect of dilutive securities:
Stock options and restricted stock units	356	629	373	626
Weighted-average number of common shares - diluted	51,549	52,061	51,834	51,914

Diluted earnings per common share	$2.04	$2.08	$6.28	$5.35
(1)Restricted stock awards granted to employees by the Company are considered participating securities.

NOTE 10—REVENUE:
Disaggregated revenue
In the following table, the Company’s revenue is disaggregated by primary industry verticals:

	Three Months Ended		Nine Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Industry vertical:
Technology and consumer electronics	$500,595	$448,104	$1,437,548	$1,278,199
Retail, travel and ecommerce	299,595	241,662	879,537	712,629
Communications and media	274,424	256,461	808,884	760,111
Banking, financial services and insurance	234,844	210,730	733,673	648,630
Healthcare	143,085	113,749	441,473	354,391
Other	127,059	126,545	382,640	366,447
Total	$1,579,602	$1,397,251	$4,683,755	$4,120,407
NOTE 11—PENSION AND EMPLOYEE BENEFITS PLANS:
The Company has a 401(k) plan in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in the 401(k) plan on the first day of the month after their employment date. The Company may make discretionary contributions under the plan. Employees in most of the Company’s non-U.S. legal entities are covered by government mandated defined contribution plans. During the three and nine months ended August 31, 2022, the Company contributed $20,211 and $62,726, respectively, to defined contribution plans. During the three and nine months ended August 31, 2021, the Company contributed $27,503 and $66,644, respectively, to defined contribution plans.
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
Net benefit costs related to defined benefit plans were $2,350 and $7,978, during the three and nine months ended August 31, 2022, respectively. Net benefit costs related to defined benefit plans were $6,288 and $12,971, during the three and nine months ended August 31, 2021, respectively. On an aggregate basis, the plans were underfunded by $90,858 and $104,689 at August 31, 2022 and November 30, 2021, respectively.
NOTE 12—INCOME TAXES:
Income taxes consist of current and deferred tax expense resulting from income earned in domestic and international jurisdictions. The effective tax rates for the three and nine months ended August 31, 2022 and 2021 were impacted by the geographic mix of worldwide income and certain discrete items, which included an expense related to the sale of CIS of $3,745 and $12,991 for the three and nine months ended August 31, 2021.

The liability for unrecognized tax benefits was $51,194 and $56,308 at August 31, 2022 and November 30, 2021, respectively, and is included in other long-term liabilities in the consolidated balance sheets. As of August 31, 2022 and November 30, 2021, the total amount of unrecognized tax benefits that would affect income tax expense if recognized in the consolidated financial statements was $46,150 and $48,438, respectively. This amount includes net interest and penalties of $9,668 and $8,861 for the respective periods. The net interest and penalties balance for November 30, 2021 includes an immaterial prior period disclosure adjustment to properly present the amount. This disclosure adjustment resulted in no impact to the Company’s consolidated balance sheets or consolidated statement of operations for any period presented. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease between approximately $5,340 and $12,771 in the next twelve months; however, actual developments in this area could differ from those currently expected.
NOTE 13— LEASES:
The Company leases certain of its facilities and equipment under operating lease agreements, which expire in various periods through 2035. The Company’s finance leases are not material.
The following table presents the various components of operating lease costs:

	Three Months Ended		Nine Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Operating lease cost	$49,627	$50,340	$150,167	$152,903
Short-term lease cost	4,743	4,205	14,266	11,732
Variable lease cost	11,929	9,774	35,147	29,908
Sublease income	(709)	(368)	(2,136)	(1,259)
Total operating lease cost	$65,590	$63,951	$197,444	$193,284
The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five fiscal years and thereafter as of August 31, 2022:

Fiscal Years Ending November 30,
2022 (remaining three months)	$47,970
2023	177,650
2024	141,787
2025	93,751
2026	48,465
Thereafter	46,620
Total payments	556,243
Less: imputed interest*	53,419
Total present value of lease payments	$502,824
*Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.
The following amounts were recorded in the consolidated balance sheets related to the Company’s operating leases:

		As of
		August 31, 2022	November 30, 2021
Operating lease ROU assets	Other assets, net	$483,905	$489,171
Current operating lease liabilities	Other accrued liabilities	156,182	153,329
Non-current operating lease liabilities	Other long-term liabilities	346,642	354,471

The following table presents supplemental cash flow information related to the Company’s operating leases. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Nine Months Ended
	August 31, 2022	August 31, 2021
Cash paid for amounts included in the measurement of lease liabilities	$147,579	$157,920
Non-cash ROU assets obtained in exchange for lease liabilities	150,492	116,085
The weighted-average remaining lease term and discount rate as of August 31, 2022 and November 30, 2021 were as follows:

	As of
	August 31, 2022	November 30, 2021
Weighted-average remaining lease term (years)	3.80	3.81
Weighted-average discount rate	5.16%	5.82%
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

NOTE 15—STOCKHOLDERS’ EQUITY:

Share repurchase program
In September 2021, the Company’s board of directors authorized the Company to purchase up to $500,000 of the Company’s outstanding shares of common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. The repurchase program has no termination date and may be suspended or discontinued at any time. During the three and nine months ended August 31, 2022, the Company repurchased 359 and 726 shares, respectively, of its common stock for an aggregate purchase price of $48,986 and $106,836, respectively. The share repurchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes. At August 31, 2022, approximately $368,068 remained available for share repurchases under the existing authorization from the Company’s board of directors.
During September 2022, the Company repurchased 106 shares of its common stock for an aggregate purchase price of $12,860.

Dividends
During fiscal years 2022 and 2021, the Company has paid the following dividends per share approved by the Company’s board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
September 27, 2021	October 22, 2021	$0.25	November 2, 2021
January 18, 2022	January 28, 2022	$0.25	February 8, 2022
March 29, 2022	April 29, 2022	$0.25	May 10, 2022
June 27, 2022	July 29, 2022	$0.25	August 9, 2022

On September 28, 2022, the Company announced a cash dividend of $0.275 per share to stockholders of record as of October 28, 2022, payable on November 8, 2022.

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

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our expected future financial condition, results of operations, effective tax rate, cash flows, leverage, liquidity, business strategy, competitive position, demand for our services and seasonality of our business, international operations, acquisition opportunities and the anticipated impact of acquisitions, capital allocation and dividends, growth opportunities, spending, capital expenditures and investments, competition and market forecasts, industry trends, and statements that include words such as believe, expect, may, will, provide, could and should and other similar expressions. These forward-looking statements are inherently uncertain and involve substantial risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Risks and uncertainties include, among other things: risks related to general economic conditions, including uncertainty related to the COVID-19 pandemic, the conflict in Ukraine and their impact on the global economy, supply chains, inflation, our business and the business of our clients; other communicable diseases, natural disasters, adverse weather conditions or public health crises; cyberattacks on our or our clients’ networks and information technology systems; the inability to protect personal and proprietary information; the failure of our staff and contractors to adhere to our and our clients’ controls and processes; the inability to execute on our digital customer experience strategy; the inability to successfully identify, complete or integrate strategic acquisitions or investments, including our integration of ServiceSource International, Inc.; competitive conditions in our industry and consolidation of our competitors; geopolitical, economic and climate or weather related risks in regions with a significant concentration of our operations; higher than expected tax liabilities; the loss of key personnel; the demand for customer experience solutions and technology; variability in demand by our clients or the early termination of our client contracts; the level of business activity of our clients and the market acceptance and performance of their products and services; the operability of our communication services and information technology systems and networks; changes in law, regulations or regulatory guidance; currency exchange rate fluctuations; damage to our reputation through the actions or inactions of third parties; increases in the cost of labor; investigative or legal actions; and other risks that are described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2021. We do not intend to update forward-looking statements, which speak only as of the date hereof, unless otherwise required by law.
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

PK Acquisition
On December 27, 2021, we completed our acquisition of PK, a leading CX design engineering company with more than 5,000 staff in four countries, for total consideration of $1,581.0 million, net of cash acquired. PK creates pioneering experiences that accelerate digital outcomes for their clients’ customers, partners and staff. The acquisition of PK expanded our scale in the digital IT services market and supported our growth strategy of investing in digital transformation to deliver exceptional customer experiences. The addition of the PK staff and technology to our team further strengthened our capabilities in CX design and development, artificial intelligence (“AI”), intelligent automation, and customer loyalty.
ServiceSource Acquisition
On July 20, 2022, we completed our acquisition of ServiceSource International, Inc. (“ServiceSource”) for total consideration of $142.8 million, net of cash acquired. ServiceSource is a global outsourced go-to-market services provider, delivering B2B digital sales and customer success solutions that are expected to complement our existing offerings in this area.
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
Risks and uncertainties related to the COVID-19 pandemic
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and labor force participation, and created significant volatility and disruption of financial markets. We successfully transitioned a significant portion of our workforce to a remote working environment throughout the second quarter of 2020 and implemented a number of safety and social distancing measures in our sites to protect the health and safety of our staff. During the three and nine months ended August 31, 2022, almost all of our workforce was productive, but we experienced the continued effects of the COVID-19 pandemic, as variants caused new waves of COVID-19 cases around the globe.
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
Our cost of revenue consists primarily of personnel costs related to the delivery of our solutions and technology. The costs of our revenue can be impacted by the mix of client contracts, where we deliver the CX solutions and technology, additional lead time for programs to be fully scalable, and transition and initial set-up costs. Our cost of revenue as a percentage of revenue has also fluctuated in the past, based primarily on our ability to achieve economies of scale, the management of our operating expenses, and the timing and costs incurred related to our acquisitions and investments.
In the third quarter of 2022 and 2021, approximately 78% and 85% of our consolidated revenue was generated from our non-U.S. operations, and approximately 67% and 61%, respectively, of our consolidated revenue was priced in U.S. dollars and we expect this to continue. As a result, we have certain client contracts that are priced in non-U.S. dollar currencies for which a substantial portion of the costs to deliver the services are in other currencies. Accordingly, our revenue may be earned in currencies that are different from the currencies in which we incur corresponding expenses. Fluctuations in the value of currencies, such as the Philippine peso, the Indian rupee, and the Canadian dollar, against the U.S. dollar or other currencies in which we bill our clients, and inflation in the local economies in which these delivery centers are located, can impact the operating and labor costs in these delivery centers, which can result in reduced profitability. As a result, our revenue growth, costs and profitability have been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates and inflation.
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
Economic and Industry Trends
The CX solutions industry in which we operate is competitive, including on the basis of pricing, delivery capabilities and quality of services. Further, there can be competitive pressure for labor in various markets, which could result in increased labor costs. Accordingly, we could be subject to pricing and labor cost pressures and may experience a decrease in revenue and operating income. Our business operates in over 40 countries across 6 continents. We have significant concentrations in the Philippines, India, the United States, the United Kingdom, Canada, throughout Europe, China and Japan. Accordingly, we would be impacted by economic strength or weakness in these geographies and by the strengthening or weakening of local currencies relative to the U.S. dollar.
Seasonality
Our revenue and margins fluctuate with the underlying trends in our clients’ businesses and trends in the level of consumer activity. As a result, our revenue and margins are typically higher in the fourth quarter of the year than in any other quarter.
Critical Accounting Policies and Estimates
During the three and nine months ended August 31, 2022, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021.

Results of Operations – Three and Nine Months Ended August 31, 2022 and 2021

	Three Months Ended		Nine Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021

	($ in thousands)		($ in thousands)
Revenue	$1,579,602	$1,397,251	$4,683,755	$4,120,407
Cost of revenue	1,012,754	915,910	3,019,857	2,670,287
Gross profit	566,848	481,341	1,663,898	1,450,120
Selling, general and administrative expenses	409,303	329,962	1,201,696	1,035,628
Operating income	157,545	151,379	462,202	414,492
Interest expense and finance charges, net	20,272	4,868	42,015	19,316
Other expense (income), net	(12,086)	(5,858)	(22,247)	(5,601)
Income before income taxes	149,359	152,369	442,434	400,777
Provision for income taxes	42,235	42,615	111,738	119,308
Net income before non-controlling interest	107,124	109,754	330,696	281,469
Less: Net income attributable to non-controlling interest	434	—	591	—
Net income attributable to Concentrix Corporation	$106,690	$109,754	$330,105	$281,469
Revenue

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2022	August 31, 2021	2022 to 2021	August 31, 2022	August 31, 2021	2022 to 2021

	($ in thousands)			($ in thousands)
Industry vertical:
Technology and consumer electronics	$500,595	$448,104	11.7%	$1,437,548	$1,278,199	12.5%
Retail, travel and ecommerce	299,595	241,662	24.0%	879,537	712,629	23.4%
Communications and media	274,424	256,461	7.0%	808,884	760,111	6.4%
Banking, financial services and insurance	234,844	210,730	11.4%	733,673	648,630	13.1%
Healthcare	143,085	113,749	25.8%	441,473	354,391	24.6%
Other	127,059	126,545	0.4%	382,640	366,447	4.4%
Total	$1,579,602	$1,397,251	13.1%	$4,683,755	$4,120,407	13.7%
We generate revenue by delivering our CX solutions and technology to our clients categorized in the above primary industry verticals. Our solutions focus on customer engagement, process optimization, and back-office automation.
Our revenue increased 13.1% in the three months ended August 31, 2022 compared to the three months ended August 31, 2021, which included revenue from acquired operations of $142.5 million, or an increase of 10.2%, and larger volumes across all verticals over the prior year period. These increases were partially offset by a decrease in revenue related to divested businesses of $5.3 million, or 0.4%, and an unfavorable translation effect of foreign currencies of $58.6 million, or 4.2%. The unfavorable foreign currency translation effect on revenue was primarily due to the weakening of the euro, Japanese yen, British pound, and Australian dollar against the U.S. dollar.
Our revenue increased 13.7% in the nine months ended August 31, 2022 compared to the nine months ended August 31, 2021, which included revenue from acquired operations of $349.7 million, or an increase of 8.5%, and larger volumes across all verticals over the prior year period. These increases were partially offset by a decrease in revenue related to divested businesses of $37.9 million, or 0.9%, and an unfavorable translation effect of foreign currencies of $120.9 million, or 2.9%. The unfavorable foreign currency translation effect on revenue was primarily due to the weakening of the euro, Japanese yen, British pound and Australian dollar against the U.S. dollar.
For the three and nine months ended August 31, 2022, revenue in our technology and consumer electronics vertical increased as a result of increases in volumes from several social media and internet-related service clients, increases in volumes from a broad-based group of hardware and software clients and increases due to contributions from acquired operations over the prior year periods. For the three and nine months ended August 31, 2022, revenue in our communications and media vertical increased primarily due to contributions from acquired operations. For the three and nine months ended August 31, 2022, revenue in our retail, travel and ecommerce vertical increased primarily due to contributions from acquired operations and increased volumes across the majority of our retail and ecommerce and travel and tourism clients over the prior year periods. For the three and nine months ended August 31, 2022, revenue from clients in the banking, financial services and insurance vertical increased due to increased volumes from several banking and financial services clients offset by a decrease in volumes related to several of our insurance clients. For the three and nine months ended August 31, 2022, revenue in our healthcare vertical increased due to contributions from acquired operations and increased volumes across the majority of our health insurance clients over the prior year periods. For the three and nine months ended August 31, 2022, revenue in our other vertical increased primarily due to contributions from acquired operations.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2022	August 31, 2021	2022 to 2021	August 31, 2022	August 31, 2021	2022 to 2021

	($ in thousands)			($ in thousands)
Cost of revenue	$1,012,754	$915,910	10.6%	$3,019,857	$2,670,287	13.1%
Gross profit	$566,848	$481,341	17.8%	$1,663,898	$1,450,120	14.7%
Gross margin %	35.9%	34.4%		35.5%	35.2%
Cost of revenue consists primarily of personnel costs. Gross margin can be impacted by resource location, client mix and pricing, additional lead time for programs to be fully scalable, and transition and initial set-up costs.
Our cost of revenue increased by 10.6% in the three months ended August 31, 2022 compared to the three months ended August 31, 2021, primarily due to the increase in our revenue and personnel costs related to staff supporting acquired operations. The increases were partially offset by foreign currency impacts of $56.8 million, or 6.2%. The foreign currency impact on our cost of revenue was caused primarily by the weakening of the euro, Philippine peso, Japanese yen, and British pound against the U.S. dollar.

Our cost of revenue increased by 13.1% in the nine months ended August 31, 2022 compared to the nine months ended August 31, 2021, primarily due to the increase in our revenue and personnel costs related to staff supporting acquired operations during the nine months ended August 31, 2022. The increases were partially offset by foreign currency impacts of $113.9 million, or 4.3%. The foreign currency impact on our cost of revenue was caused primarily by the weakening of the euro, Philippine peso, Japanese yen, and British pound against the U.S. dollar.

Our gross profit increased 17.8% in the three months ended August 31, 2022 compared to the three months ended August 31, 2021, primarily due to the increase in revenue and the contributions from acquired operations, partially offset by a net unfavorable foreign currency impact of $1.8 million on gross profit. Our gross margin percentage for the three months ended August 31, 2022 increased to 35.9% from 34.4% in the prior year period due to changes in the mix of geographies where our services were delivered.
Our gross profit increased 14.7% in the nine months ended August 31, 2022 compared to the nine months ended August 31, 2021, primarily due to the increase in revenue and the contributions from acquired operations, partially offset by a net unfavorable foreign currency impact of $7.0 million on gross profit. Our gross margin percentage for the nine months ended August 31, 2022 increased to 35.5% from 35.2% in the prior year period due to changes in the mix of geographies where our services were delivered.

Selling, General and Administrative Expenses

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2022	August 31, 2021	2022 to 2021	August 31, 2022	August 31, 2021	2022 to 2021

	($ in thousands)			($ in thousands)
Selling, general and administrative expenses	$409,303	$329,962	24.0%	$1,201,696	$1,035,628	16.0%
Percentage of revenue	25.9%	23.6%		25.7%	25.1%
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

Our selling, general and administrative expenses increased 24.0% in the three months ended August 31, 2022 compared to the three months ended August 31, 2021, primarily due to incremental selling, general and administrative expenses associated with the acquired operations, an increase in amortization expense of $7.5 million primarily associated with the intangible assets recognized in the acquisitions of PK and ServiceSource, and an increase in acquisition-related and integration expenses of $12.6 million. These increases were partially offset by favorable currency impacts of $16.2 million. These items resulted in an increase in in selling, general and administrative expenses as a percentage of revenue from 23.6% in the third fiscal quarter of 2021 to 25.9% in the third fiscal quarter of 2022.
Our selling, general and administrative expenses increased 16.0% in the nine months ended August 31, 2022 compared to the nine months ended August 31, 2021, primarily due to incremental selling, general and administrative expenses associated with the acquired operations, an increase in share-based compensation expense of $11.8 million, an increase in amortization expense of $17.8 million primarily associated with the intangible assets recognized in the acquisitions of PK and ServiceSource, and an increase in acquisition-related and integration expenses of $15.2 million. These increases were partially offset by favorable currency impacts of $32.4 million. These items resulted in an increase in selling, general and administrative expenses as a percentage of revenue from 25.1% in the nine months ended August 31, 2021 to 25.7% in the nine months ended August 31, 2022.

Operating Income

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2022	August 31, 2021	2022 to 2021	August 31, 2022	August 31, 2021	2022 to 2021

	($ in thousands)			($ in thousands)
Operating income	$157,545	$151,379	4.1%	$462,202	$414,492	11.5%
Operating margin	10.0%	10.8%		9.9%	10.1%
Our operating income increased during the three and nine months ended August 31, 2022 compared to the three and nine months ended August 31, 2021 due to the increase in gross profit partially offset by the increase in selling, general and administrative expenses.
Our operating margin decreased during the three and nine months ended August 31, 2022 compared to the three and nine months ended August 31, 2021 due to the increase in gross margin percentage more than offset by the increase in selling, general and administrative expenses as a percentage of revenue.

Interest Expense and Finance Charges, Net

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2022	August 31, 2021	2022 to 2021	August 31, 2022	August 31, 2021	2022 to 2021

	($ in thousands)			($ in thousands)
Interest expense and finance charges, net	$20,272	$4,868	316.4%	$42,015	$19,316	117.5%
Percentage of revenue	1.3%	0.3%		0.9%	0.5%
Amounts recorded in interest expense and finance charges, net consist primarily of interest on our Prior Term Loan and our Term Loan under our Credit Facility and interest on our Securitization Facility borrowings.
The increase in interest expense for the three and nine months ended August 31, 2022 compared to the three and nine months ended August 31, 2021, was due to the increase in borrowings and an increased interest rate on the Term Loan under our Credit Facility and increased borrowings and an increased interest rate under the Securitization Facility. The increased borrowings primarily result from borrowings incurred for the acquisitions of PK and ServiceSource in fiscal year 2022.

Other Expense (Income), Net

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2022	August 31, 2021	2022 to 2021	August 31, 2022	August 31, 2021	2022 to 2021

	($ in thousands)			($ in thousands)
Other expense (income), net	$(12,086)	$(5,858)	106.3%	$(22,247)	$(5,601)	297.2%
Percentage of revenue	(0.8)%	(0.4)%		(0.5)%	(0.1)%
Amounts recorded as other expense (income), net include foreign currency transaction gains and losses other than cash flow hedges, investment gains and losses, non-service component of pension costs, and other non-operating gains and losses.
Other expense (income), net in the three months ended August 31, 2022 was income of $12.1 million compared to income of $5.9 million in the three months ended August 31, 2021. The change in other expense (income), net was primarily due to favorable foreign currency transaction changes compared to the prior year period.
Other expense (income), net in the nine months ended August 31, 2022 was income of $22.2 million in comparison to income of $5.6 million in the nine months ended August 31, 2021. The change in other expense (income), net was primarily due to favorable foreign currency transaction changes compared to the prior year period.

Provision for Income Taxes

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2022	August 31, 2021	2022 to 2021	August 31, 2022	August 31, 2021	2022 to 2021

	($ in thousands)			($ in thousands)
Provision for income taxes	$42,235	$42,615	(0.9)%	$111,738	$119,308	(6.3)%
Percentage of income before income taxes	28.3%	28.0%		25.3%	29.8%
Provision for income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and international jurisdictions.
Our provision for income taxes decreased in the three and nine months ended August 31, 2022 compared to the three and nine months ended August 31, 2021, primarily due to an additional expense of $3.7 million and $13.0 million, respectively, during the three and nine months ended August 31, 2021 related to the divestiture of Concentrix Insurance Solutions (“CIS”). The decrease in the three months ended August 31, 2022 was partially offset by higher income tax expense due to the change in mix of income earned in different tax jurisdictions between periods. The decrease in the nine months ended August 31, 2022 was partially offset by an increase in income taxes as a result of an increase in income before taxes between periods. The effective tax rate for the three months ended August 31, 2022 increased slightly compared to the prior year period primarily due to the change in mix of income earned in different tax jurisdictions between periods partially offset by the impact of the CIS divestiture as previously described. The effective tax rate for the nine months ended August 31, 2022 decreased compared to the prior year period primarily due to the decrease in the provision for income taxes as previously described.

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

	Three Months Ended		Nine Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021

	($ in thousands)
Revenue	$1,579,602	$1,397,251	$4,683,755	$4,120,407
Foreign currency translation	58,630	—	120,910	—
Revenue in constant currency	$1,638,232	$1,397,251	$4,804,665	$4,120,407
Effect of excluding revenue of acquired and divested businesses	(142,525)	(5,335)	(349,684)	(37,911)
Revenue in adjusted constant currency	$1,495,707	$1,391,916	$4,454,981	$4,082,496

	Three Months Ended		Nine Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
	($ in thousands, except per share amounts)

Operating income	$157,545	$151,379	$462,202	$414,492
Acquisition-related and integration expenses	12,565	—	15,213	—
Amortization of intangibles	41,500	33,997	121,025	103,195
Share-based compensation	9,862	9,457	37,678	25,858
Gain on divestitures and related transaction costs	—	(13,197)	—	(13,197)
Non-GAAP operating income	$221,472	$181,636	$636,118	$530,348

Net income	$106,690	$109,754	$330,105	$281,469
Net income (loss) attributable to non-controlling interest	434	—	591	—
Interest expense and finance charges, net	20,272	4,868	42,015	19,316
Provision for income taxes	42,235	42,615	111,738	119,308
Other expense (income), net	(12,086)	(5,858)	(22,247)	(5,601)
Acquisition-related and integration expenses	12,565	—	15,213	—
Gain on divestitures and related transaction costs	—	(13,197)	—	(13,197)
Amortization of intangibles	41,500	33,997	121,025	103,195
Share-based compensation	9,862	9,457	37,678	25,858
Depreciation	36,933	33,146	110,107	105,371
Adjusted EBITDA	$258,405	$214,782	$746,225	$635,719

Operating margin	10.0%	10.8%	9.9%	10.1%
Non-GAAP operating margin	14.0%	13.0%	13.6%	12.9%
Adjusted EBITDA margin	16.4%	15.4%	15.9%	15.4%

Net income	$106,690	$109,754	$330,105	$281,469
Acquisition-related and integration expenses	12,565	—	15,213	—
Amortization of intangibles	41,500	33,997	121,025	103,195
Share-based compensation	9,862	9,457	37,678	25,858
Gain on divestitures and related transaction costs	—	(13,197)	—	(13,197)
Income taxes related to the above(1)	(16,237)	(8,315)	(44,170)	(20,742)
Non-GAAP net income	$154,380	$131,696	$459,851	$376,583

Diluted earnings per common share (“EPS”)	$2.04	$2.08	$6.28	$5.35
Acquisition-related and integration expenses	0.24	—	0.29	—
Amortization of intangibles	0.79	0.64	2.30	1.96
Share-based compensation	0.19	0.18	0.72	0.49
Gain on divestitures and related transaction costs	—	(0.25)	—	(0.25)
Income taxes related to the above(1)	(0.31)	(0.16)	(0.85)	(0.40)
Non-GAAP Diluted EPS	$2.95	$2.49	$8.74	$7.15
(1)The tax effect of taxable and deductible non-GAAP adjustments was calculated using the tax deductible portion of the expenses and applying the entity specific, statutory tax rates applicable to each item during the respective periods.

Liquidity and Capital Resources
Our primary uses of cash are working capital, capital expenditures to expand our delivery footprint and enhance our technology solutions, debt repayments and acquisitions, including our recent acquisitions of PK and ServiceSource. Our financing needs for these uses of cash have been a combination of operating cash flows and third-party debt arrangements. Our working capital needs are primarily to finance accounts receivable. When our revenue is increasing, our net investment in working capital typically increases. Conversely, when revenue is decreasing, our net investment in working capital typically decreases. To increase our market share and better serve our clients, we may further expand our operations through investments or acquisitions. We expect that such expansion would require an initial investment in working capital, personnel, facilities, and operations. These investments or acquisitions would likely be funded primarily by our existing cash and cash equivalents, available liquidity, including capacity on our debt arrangements, or the issuance of securities.

In September 2021, considering our strong free cash flow, low leverage and adequate liquidity to support capital return to stockholders while maintaining flexibility to pursue acquisitions, the Company’s board of directors authorized a share repurchase program. Under the share repurchase program, the board of directors authorized the Company to purchase up to $500 million of our common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. The repurchase program has no termination date and may be suspended or discontinued at any time. During the three and nine months ended August 31, 2022, we purchased 359,355 and 726,059 shares, respectively, of our common stock under the program for approximately $49.0 and $106.8 million, respectively, in the aggregate. At August 31, 2022, approximately $368.1 million remained available for share repurchases under the existing authorization from the Company’s board of directors.

During September 2022, we repurchased 105,840 shares of our common stock for an aggregate purchase price of $12.9 million.

During fiscal years 2022 and 2021, the Company has paid the following dividends per share approved by the Company’s board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
September 27, 2021	October 22, 2021	$0.25	November 2, 2021
January 18, 2022	January 28, 2022	$0.25	February 8, 2022
March 29, 2022	April 29, 2022	$0.25	May 10, 2022
June 27, 2022	July 29, 2022	$0.25	August 9, 2022

On September 28, 2022, we announced a cash dividend of $0.275 per share to stockholders of record as of October 28, 2022, payable on November 8, 2022.

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

Borrowings under the Credit Facility bear interest, in the case of term or daily SOFR loans, at a per annum rate equal to the applicable SOFR rate (but not less than 0.0%), plus an adjustment of between 0.10% and 0.25% depending on the interest period of each SOFR loan, plus an applicable margin, which ranges from 1.25% to 2.00%, based on our consolidated leverage ratio. Borrowings under the Credit Facility that are base rate loans bear interest at a per annum rate equal to (i) the greatest of (a) the Federal Funds Rate in effect on such day plus ½ of 1.00%, (b) the rate of interest last publicly announced by Bank of America as its “prime rate” and (c) the term SOFR rate plus 1.00%, plus (ii) an applicable margin, which ranges from 0.25% to 1.00%, based on our consolidated leverage ratio. A commitment fee is payable on the unused portion of the Revolver that ranges from 22.5 to 30 basis points, based on our consolidated leverage ratio.

Beginning August 31, 2022, the outstanding principal of the Term Loan is payable in quarterly installments of $26.25 million, with the unpaid balance due in full on the maturity date. During the three months ended August 31, 2022, we paid $125.0 million of the principal balance on the Term Loan, including $98.75 million of voluntary prepayments, without penalty.

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

Prior to it being amended in December 2021, we initially entered into our senior secured credit facility on October 16, 2020, to provide for the extension of revolving loans of up to $600 million and term loan borrowings of up to $900 million. On November 30, 2020, in connection with the spin-off, we incurred the full $900 million of term loan borrowings under the Credit Facility and $250 million of borrowings under the Securitization Facility (as defined below). Substantially all of the proceeds from such borrowings, net of debt issuance costs, were transferred to TD SYNNEX on November 30, 2020 to eliminate debt owed by the Company to TD SYNNEX and in exchange for the contribution of certain Company trademarks from TD SYNNEX to the Company.

Beginning May 31, 2021, the outstanding principal of the Prior Term Loan was payable in quarterly installments of $11.25 million, with the unpaid balance due in full on the maturity date. During the fiscal year ended November 30, 2021, we paid $200.0 million of the principal balance on the Prior Term Loan, including $166.25 million of voluntary prepayments, without penalty.

We had no outstanding borrowings on the Revolver as of August 31, 2022 or November 30, 2021.

Securitization Facility
On July 6, 2022, we entered into an amendment to our accounts receivable securitization facility (the “Securitization Facility”) to (i) increase the commitment of the lenders to provide available borrowings of up to $500 million, (ii) extend the termination date of the Securitization Facility from October 28, 2022 to July 5, 2024, and (iii) replace LIBOR with SOFR as one of the reference rates used to calculate interest on borrowings under the Securitization Facility. In addition, the interest rate margins were amended, such that borrowings under the Securitization Facility that are funded through the issuance of commercial paper bear interest at the applicable commercial paper rate plus a spread of 0.70% and, otherwise, at a per annum rate equal to the applicable SOFR rate (which includes a SOFR related adjustment of 0.10%), plus a spread of 0.80%.

Under the Securitization Facility, Concentrix and certain of its U.S. based subsidiaries (the “Originators”) sell or otherwise transfer all of their accounts receivable to a special purpose bankruptcy-remote subsidiary of Concentrix that grants a security interest in the receivables to the lenders in exchange for available borrowings of up to $500 million. Borrowing availability under the Securitization Facility may be limited by our accounts receivable balances, changes in the credit ratings of our clients comprising the receivables, client concentration levels in the receivables, and certain characteristics of the accounts receivable being transferred (including factors tracking performance of the accounts receivable over time).

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

Prior to it being amended in July 2022, we initially entered into our accounts receivable securitization facility on October 30, 2020, to provide available borrowings of up to $350 million pursuant to certain agreements, including a Receivables Financing Agreement and a Receivables Purchase Agreement. On November 30, 2020, in connection with the spin-off, we incurred $250 million of borrowings under the Securitization Facility. Substantially all of the proceeds from such borrowings were transferred to TD SYNNEX on November 30, 2020 to eliminate debt owed by Concentrix to TD SYNNEX and in exchange for the contribution of certain Concentrix trademarks from TD SYNNEX to Concentrix.

As of August 31, 2022, we were in compliance with the debt covenants related to our debt arrangements.

Cash Flows – Nine Months Ended August 31, 2022 and 2021
The following summarizes our cash flows for the nine months ended August 31, 2022 and 2021, as reported in our consolidated statement of cash flows in the accompanying consolidated financial statements.

	Nine Months Ended
	August 31, 2022	August 31, 2021

	($ in thousands)
Net cash provided by operating activities	$365,041	$332,125
Net cash used in investing activities	(1,803,723)	(42,440)
Net cash provided by (used in) financing activities	1,455,982	(288,094)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(21,809)	(2,348)
Net decrease in cash, cash equivalents and restricted cash	$(4,509)	$(757)
Cash, cash equivalents and restricted cash at beginning of year	183,010	156,351
Cash, cash equivalents and restricted cash at the end of the period	$178,501	$155,594
Operating Activities
Net cash provided by operating activities was $365.0 million for the nine months ended August 31, 2022 compared to $332.1 million for the nine months ended August 31, 2021. The increase in net cash provided by operating activities over the prior year period was primarily due to the increase in net income partially offset by changes in working capital over the prior year period.

Investing Activities

Net cash used in investing activities for the nine months ended August 31, 2022 was $1,803.7 million compared to $42.4 million for the nine months ended August 31, 2021. The increase in net cash used in investing activities over the prior year period primarily related to the aggregate cash paid in connection with our acquisitions of PK and ServiceSource of $1,705.4 million.

Financing Activities
Net cash provided by financing activities for the nine months ended August 31, 2022 was $1,456.0 million, consisting primarily of net proceeds of $1,400.0 million from the refinancing of the Prior Term Loan with the Term Loan under the Credit Facility, payments of $125.0 million made on the Term Loan during the three months ended August 31, 2022 and net proceeds of $335.0 million from borrowings under the Securitization Facility. The increases were offset primarily by share repurchases of $106.8 million, cash paid for debt issuance costs of $9.3 million and dividends of $39.1 million.
Net cash used in financing activities for the nine months ended August 31, 2021 was $288.1 million, consisting primarily of principal payments of $200.0 million on the Prior Term Loan under the Credit Facility (prior to giving effect to the December 2021 amendment) and net payments of $81.0 million under the Securitization Facility.

We believe our current cash balances and credit availability are enough to support our operating activities for at least the next twelve months.
Free Cash Flow (a non-GAAP measure)

	Nine Months Ended
	August 31, 2022	August 31, 2021

	($ in thousands)
Net cash provided by operating activities	$365,041	$332,125
Purchases of property and equipment	(97,276)	(112,869)
Free cash flow (a non-GAAP measure)	$267,765	$219,256
Our free cash flow was $267.8 million for the nine months ended August 31, 2022 compared to $219.3 million for the nine months ended August 31, 2021. The increase in free cash flow for the nine months ended August 31, 2022 was due to the increase in cash provided by operating activities and a decrease in capital expenditures.
Capital Resources
As of August 31, 2022, we had total liquidity of approximately $1,216.7 million, which includes undrawn Revolver capacity of $1,000.0 million on the Credit Facility, undrawn capacity of $40.6 million on the Securitization Facility and cash and cash equivalents.
Our cash and cash equivalents totaled $176.1 million and $182.0 million as of August 31, 2022 and November 30, 2021, respectively. Of our total cash and cash equivalents, 98% and 87% were held by our non-U.S. legal entities as of August 31, 2022 and November 30, 2021, respectively. The cash and cash equivalents held by our non-U.S. legal entities are no longer subject to U.S. federal tax on repatriation into the United States; repatriation of some non-U.S. balances is restricted by local laws. Historically, we have fully utilized and reinvested all non-U.S. cash to fund our international operations and expansion; however, the Company has recorded deferred tax liabilities related to non-U.S. withholding taxes on the earnings of certain previously acquired non-U.S. entities that are likely to be repatriated in the future. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of the state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.

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
We serve many of our U.S.-based, European and British clients from our CX delivery centers located around the world. As a result, a substantial portion of the costs to deliver these services are denominated in the local currency of the country where the services are performed. This creates a foreign exchange exposure for us. As of August 31, 2022, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in certain foreign currencies by entering into hedging contracts with institutions to acquire a total of PHP 38,180.0 million at a fixed price of $714.1 million at various dates through August 2024; and INR 22,540.0 million at a fixed price of $280.2 million at various dates through August 2024. The fair value of these derivative instruments as of August 31, 2022 is presented in Note 7 of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The potential loss in fair value at August 31, 2022 for such contracts resulting from a hypothetical 10% adverse change in the underlying foreign currency exchange rates is approximately $94.7 million. This loss would be substantially mitigated by corresponding gains on the underlying foreign currency exposures.
Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into hedging contracts that are not denominated as hedges. The purpose of these derivative instruments is to mitigate the risk of foreign currency exposure related receivables, payables and intercompany transactions that are denominated in currencies that are different from the functional currencies of our respective legal entities that are party to the transactions. As of August 31, 2022, the fair value of these derivatives not designated as hedges was a net payable of $19.6 million.
Interest Rate Risk
At August 31, 2022, all of our outstanding debt under the Credit Facility and the Securitization Facility is variable debt, which exposes the Company to changes in interest rates. Holding other variables constant, including the total amount of outstanding indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated increase in interest expense of approximately $24.2 million per year.

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

Changes in internal control over financial reporting

We acquired PK in the first quarter of fiscal year 2022 and ServiceSource in the third quarter of fiscal year 2022. We are currently in the process of evaluating and integrating the acquired operations, processes, and internal controls. See Note 3 of the consolidated financial statements included in this report for additional information on these acquisitions.

Except for these acquisitions, there were no changes in our internal control over financial reporting that occurred during our third fiscal quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe that these proceedings will have a material adverse effect on the results of our operations, our financial position or the cash flows of our business. During the three months ended August 31, 2022, there were no new material legal proceedings and no material developments in any legal proceedings reported in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In September 2021, our board of directors authorized the Company to purchase up to $500 million of the Company’s outstanding shares of common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. The repurchase program has no termination date and may be suspended or discontinued at any time
The following table summarizes the Company’s purchases of common stock under the share repurchase program during the quarter ended August 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar amount that may yet be purchased under the program (in thousands)
June 1, 2022 - June 30, 2022	92,694	$150.92	92,306	$403,290
July 1, 2022 - July 31, 2022	146,420	$130.41	145,482	$384,355
August 1, 2022 - August 31, 2022	121,570	$135.28	121,567	$368,068
Total	360,684	$136.33	359,355

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

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

10.1
Second Amendment to Receivables Financing Agreement, dated as of July 6, 2022, by and among Concentrix Receivables, Inc., as borrower, the Company, as servicer, the lenders party thereto, and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on July 8, 2022).

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

Date: October 7, 2022	CONCENTRIX CORPORATION

	By:	/s/ Christopher Caldwell
Christopher Caldwell
President and Chief Executive Officer

	By:	/s/ Andre Valentine
Andre Valentine
Chief Financial Officer