Form 10-K
period 2022-11-30
Concentrix Corp
filed 2023-01-27
CIK 1803599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2022
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
Large accelerated filer    ☒    Accelerated filer     ☐        Non-accelerated filer    ☐        Smaller reporting company    ☐    Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
The aggregate market value of the company’s common stock held by non-affiliates of the registrant was $8,024,187,196, computed by reference to the closing sale price of the common stock on the Nasdaq Stock Market LLC on May 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.
As of January 17, 2023, there were 52,069,609 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference portions of the Registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Note Regarding Forward-Looking Statements
Unless otherwise indicated or except where the context otherwise requires, the terms “Concentrix,” “we,” “us” and “our” and other similar terms in this Annual Report on Form 10-K refer to Concentrix Corporation and its subsidiaries.
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our expected future financial condition, results of operations, effective tax rate, cash flows, leverage, liquidity, business strategy, competitive position, demand for our services and seasonality of our business, international operations, acquisition opportunities and the anticipated impact of acquisitions, capital allocation and dividends, growth opportunities, spending, capital expenditures and investments, competition and market forecasts, industry trends, our human capital resources and sustainability initiatives, and statements that include words such as believe, expect, may, will, provide, could and should and other similar expressions. These forward-looking statements are inherently uncertain and involve substantial risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Risks and uncertainties include, among other things: risks related to general economic conditions, including consumer demand, interest rates, inflation, supply chains and the effects of the COVID-19 pandemic and the conflict in Ukraine; cyberattacks on our or our clients’ networks and information technology systems; the failure of our staff and contractors to adhere to our and our clients’ controls and processes; the inability to protect personal and proprietary information; the inability to execute on our digital customer experience strategy; the loss of key personnel or the inability to attract and retain staff with the skills and expertise needed for our business; increases in the cost of labor; the effects of the COVID-19 pandemic and other communicable diseases, natural disasters, adverse weather conditions or public health crises; geopolitical, economic and climate or weather related risks in regions with a significant concentration of our operations; the inability to successfully identify, complete and integrate strategic acquisitions or investments, including our integration of ServiceSource International, Inc.; competitive conditions in our industry and consolidation of our competitors; higher than expected tax liabilities; the demand for customer experience solutions and technology; variability in demand by our clients or the early termination of our client contracts; the level of business activity of our clients and the market acceptance and performance of their products and services; currency exchange rate fluctuations; the operability of our communication services and information technology systems and networks; changes in law, regulations or regulatory guidance; damage to our reputation through the actions or inactions of third parties; investigative or legal actions; and other risks that are described under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. We do not intend to update forward-looking statements, which speak only as of the date hereof, unless otherwise required by law.

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
We have strong relationships with companies across the globe and are a partner of choice for industry leaders. We believe in supporting our clients over the long term to build enduring relationships. Our average client tenure for our top 25 clients is approximately 17 years. As of November 30, 2022, we served over 130 Fortune Global 500 clients as well as more than 125 new economy clients. We primarily support clients in verticals with certain characteristics, such as high growth, high transaction volume, high levels of compliance and security, and steep barriers to entry. Our strategic verticals include technology and consumer electronics, retail, travel and ecommerce, communications and media, banking, financial services and insurance, healthcare, and other. Our clients include:
•8 of the top 10 consumer electronics companies
•4 of the top 5 tech companies
•6 of the top 10 fintech companies
•5 of the top 5 U.S. banks
•3 of the top 5 ecommerce companies
•4 of the top 5 U.S. health insurance companies
•2 of the top 5 2022 global IPOs
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
We combine global consistency with local expertise, enhancing the end user experience for our clients’ customers through services rendered by a team of approximately 315,000 across approximately 300 locations in more than 40 countries and 6 continents, where we conduct business in over 70 languages.
In July 2022, we completed our acquisition of ServiceSource International, Inc. (“ServiceSource”). ServiceSource is a global outsourced go-to-market services provider, delivering business-to-business (“B2B”) digital sales and customer success solutions that complemented our existing offerings in this area.
In December 2021, we completed our acquisition of PK, a leading CX design engineering company with more than 5,000 staff in four countries. PK creates pioneering experiences that accelerate digital outcomes for their clients’ customers, partners and staff. The acquisition of PK expanded our scale in the digital IT services market and supported our growth strategy of investing in digital transformation to deliver exceptional customer experiences. The addition of the PK staff and technology to our team further strengthened our capabilities in CX design and development, artificial intelligence (“AI”), intelligent automation, and customer loyalty.
On December 1, 2020, Concentrix and our technology-infused CX solutions business were separated from SYNNEX Corporation, now known as TD SYNNEX Corporation (“TD SYNNEX”), through a tax-free distribution of all of the issued and outstanding shares of our common stock to TD SYNNEX stockholders (such separation and distribution, the “spin-off”). TD SYNNEX stockholders received one share of our common stock for each share of TD SYNNEX common stock held as of the close of business on November 17, 2020. As a result of the spin-off, we became an independent public company and our common stock commenced trading on the Nasdaq Stock Market (“Nasdaq”) under the symbol “CNXC” on December 1, 2020. In connection with the spin-off, on November 30, 2020, we entered into a separation and distribution agreement, an employee matters agreement, a tax matters agreement and a commercial agreement with TD SYNNEX to set forth the principal actions to be taken in connection with the spin-off and define our ongoing relationship with TD SYNNEX after the spin-off.
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
•Market Fragmentation Driving Industry Consolidation. We operate in a fragmented marketplace characterized by numerous vendors offering services across various levels of the value chain. Currently the top 10 players in CX only hold an approximate 32% market share with the remaining market share held by thousands of other vendors. As client preferences continue to evolve in line with enterprise preferences, we anticipate that our market will undergo further consolidation.
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

Our CX Solutions and Technology
Through our strategy, talent and technology, we offer solutions that help our clients enhance the experience for their customers and improve business performance. Our CX solutions encompass our core service offering of Customer Lifecycle Management and three complementary areas: CX/UX Strategy and Design; Digital Transformation; and VOC and Analytics. Through our integrated CX solutions offering, our clients engage us to acquire, support and renew customers, leverage customer feedback and insights to constantly improve business performance, and identify and implement customer-facing and back-office process improvements. We help our clients by creating tools that their customers and employees love to use, enable better customer interactions through real-time sentiment analysis, and integrate multiple customer interactions and touchpoints into one-stop smart mobile applications. We provide these solutions and other complementary services in 70 languages, across 6 continents, from approximately 300 locations in the Americas, Asia-Pacific and EMEA.
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
In addition to our Customer Lifecycle Management services, we also provide the complementary services described below, which are provided to clients as integrated solutions with our core service offering:
•CX/UX Strategy and Design. We strive to help our clients reimagine what great is, designing next generation CX solutions to exceed customer expectations. Our CX/UX Strategy and Design solutions, including CX strategy, data-driven user design, journey mapping, and multi-platform engineering, enable our clients to create effortless, personalized customer engagements and align business priorities around measurable goals. Through these services, which we expanded with our December 2021 acquisition of PK, we promote a more rapid integration of digital and enabling technologies, providing transformational business services to our clients.
•Digital Transformation. We seek to offer cutting edge solutions to reshape how brands better engage with their customers. Our innovative solutions and services are focused on creating disruption to help our clients stay relevant and achieve better business outcomes. Our Digital Transformation solutions include services such as Robotic Process Automation (“RPA”) and cognitive automation that automate processes to improve efficiency and accuracy, mobile app development to solve business challenges through new channels of customer engagement, work-at-home and gig platforms that capitalize on a changing and flexible workforce, Interactive Voice Response (“IVR”) and natural language understanding solutions that improve outcomes and customer experience with automated responses to verbal interactions, messaging and social platforms that allow clients to engage with customers across myriad platforms, and system integration services. Our December 2021 acquisition of PK added breadth and scale to our digital transformation services, further strengthening our capabilities in CX design and development, AI, intelligent automation, and customer loyalty.
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

Our Competitive Strengths
We believe the following strengths differentiate us from our competitors and provide us with a competitive advantage:
•Market Leader with a Differentiated Brand and Value Proposition: We strive to have a compelling brand and reputation as a leading provider of solutions and technology that shape the customer experience. We have a differentiated combination of global scale, local reach, technological expertise, end-to-end solution capabilities and full lifecycle services. We are widely recognized as a leading provider of CX solutions and technology, garnering industry attention via 105 industry awards in fiscal year 2022. Third-party researchers have also taken note of our leading global practice with Everest Group Research distinguishing us as a leader for the 7th consecutive year in 2022 for our market success, vision and strategy, service focus and capabilities, digital and technological solutions, domain investments, and buyer feedback.
•Strong Relationships with a Growing and Diversified Client Base: We provide CX solutions for more than 1,000 clients worldwide. Leading global companies, including more than 130 Fortune Global 500 brands and more than 125 new economy clients, rely upon our solutions and technology. We serve a wide variety of clients, extending across numerous verticals. Our end-to-end capabilities and global scale have enabled us to build long-lasting relationships with our largest clients spanning approximately 17 years on average. Our commitment to our clients is our primary focus and has generated numerous accolades to date, including 56 client awards in fiscal year 2022.
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
•Continued Investment in Research and Development: We believe that our investment in technology differentiates us from our competitors. We have provided technology-infused CX solutions for longer than a decade. We have been at the forefront of developing CX solutions and technology that improve the customer experience and will continue to strive for this in the future. Our December 2021 acquisition of PK, a leading CX design engineering company, demonstrates our commitment to being a leader in CX technology and digital transformation.
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
•Track Record of Sustainable Organic Growth: We have an established track record of long-term organic revenue growth, and we believe we will continue to enjoy sustainable growth while rebalancing our portfolio from acquisitions as a result of:
•The nature of our offerings;
•Substantial switching costs for our clients;
•High net revenue retention rates;
•Strong barriers to entry in the CX solutions market; and
•A large and expanding addressable market.
•Demonstrated History of Strategic Acquisitions: We have acquired and integrated more than 15 companies since our inception. We have a demonstrated ability to turn around underutilized assets and maximize their value, which we believe allows us to explore a broader scope of opportunities than our peers. In fiscal year 2022, we acquired PK, which expanded our scale in the digital IT services market and supported our growth strategy of investing in digital transformation to deliver exceptional customer experiences, and ServiceSource, which complemented our B2B digital sales and customer success solutions.
•Corporate Culture Committed to Our Clients’ Success: Our unified team allows us to deliver consistent and exceptional results. As of November 30, 2022, our team consisted of approximately 315,000 full-time staff globally. We enjoy high staff engagement because of a strong company culture that is fanatical about serving our clients through integrity, with bold and disruptive thought. We strive for diversity and inclusion in the workplace and emphasize staff wellness and mental health. We believe this supportive environment reinforces the commitment of our team, empowers our staff to make an impact on our global community, and drives better customer experiences and improved outcomes for our clients.
•Experienced Management Team: Our passionate and committed management team is led by industry experts with a deep understanding of our clients’ needs. We have a highly talented management team with significant experience in the CX industry, with our senior leadership team having an average of more than 30 years of experience. Through our acquisitions we have benefited from the addition of management talent, who have contributed valuable new perspectives and insights. Under our tenured management team, we have grown our revenue from $1.1 billion in fiscal year 2014 to $6.3 billion in fiscal year 2022, while delivering strong profitability.

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
•Selectively Pursue Strategic Acquisitions: We have made targeted acquisitions to increase our technology expertise, enter new verticals and geographies, and increase our scale, including the IBM Customer Care Business, Convergys Corporation, PK and ServiceSource. Our market remains highly fragmented and we believe that our acquisition strategy enhances and augments our growth avenues. We intend to continue to evaluate and pursue complementary, value enhancing acquisitions.
•Invest in Emerging Markets: We have invested in delivery operations in emerging, high-growth markets such as India, China, Brazil, Vietnam, Thailand and Indonesia. We expect to continue to invest in similar markets to be well-positioned to serve global brands and enable us to grow with our clients in the regions and countries where they are growing.
Our Customers
In fiscal year 2022, we served more than 1,000 clients across various verticals and geographies. Our strategic verticals include: technology and consumer electronics, retail, travel and e-commerce, communications and media, banking, financial services and insurance, healthcare and other. We focus on developing long-term, strategic relationships with clients in verticals with certain characteristics, such as high growth, high transaction volume, high levels of compliance and security, and steep barriers to entry.
Sales and Marketing
We market our services through a sales force organized by industry vertical and geography. Our efforts may begin in response to our lead generation program, a perceived opportunity, a reference by an existing client, a request for proposal or otherwise. The length of our sales cycle varies depending on the type of services work as well as whether there is an existing relationship with the client.
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
Our Operations
We have global delivery capabilities that allow us to scale our operations with people and other resources from around the world, including language fluency, proximity to clients and time-zone advantages. A critical component of this capability is our approximately 300 locations in more than 40 countries throughout the Americas, Asia-Pacific and EMEA. Our service delivery centers improve the efficiency of our engagement teams through the reuse of processes, solution designs and infrastructure by leveraging the experience of delivery center professionals. Services are provided from these global locations to customers worldwide in multiple languages. These services are supported by proprietary and third-party technologies to enable efficient and secure customer contact through various channels including voice, chat, web, email, social media and other digital platforms. All of our delivery centers and data centers are subject to annual certifications and attestations that include Payment Card Industry Data Security Standard (PCI DSS) version 3.2.1, ISO 27001:2013 and SOC2 Type II. Twenty-eight of our delivery centers around the world are certified to the COPC (Customer Operation Performance Center) Outsource Service Provider standard. For our healthcare clients, we have achieved HITRUST Common Security Framework (CSF) 9.3 certification. We also maintain a Level 3 CMMI version 1.3 certification for services and development for our major technology development centers globally.
We also have the capability to provide services for our clients through our utilization of remote staff. The COVID-19 pandemic has significantly expanded the prevalence of CX solutions that rely on utilization of remote staff, and as of November 30, 2022, more than 40% of our global team was remote. Our SecureCXTM platform supports secure remote work environments through digital tools and technology that authenticate the remote advisor, restrict unauthorized personnel and devices, and deliver real-time alerting of attempts to circumvent control.
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
The capacity of our data center and service delivery center operations, our nimble approach to remote staff, and the scalability of our customer management solutions enable us to meet the dynamic and challenging needs of large-scale and rapidly growing companies. By leveraging our scale and efficiencies across our common system platforms, we can provide rapid client-specific enhancements and modifications at competitive costs, which positions us as a value-added provider of customer support products and services.
International Operations
Approximately 78% of our revenue is generated by our non-U.S. operations. A key element in our business strategy has been to locate our service delivery centers in markets that are strategic to our client requirements and cost beneficial. We have significant operations in the Philippines and India, as well as throughout EMEA and the Americas.
Sales and cost concentrations in international jurisdictions subject us to various risks, including the impact of changes in the value of foreign currencies relative to the U.S. dollar, which in turn can impact reported revenue and cost of revenue.
See Note 10 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional financial information related to our international and domestic operations.
Seasonality
Our revenue and margins fluctuate with the underlying trends in our clients’ businesses. As a result, our revenue and margins are typically the highest in our fourth fiscal quarter.
Information Technology
We invest in IT systems, infrastructure, automation and security to enhance workforce management and enhance productivity. Our CX delivery centers employ a broad range of technology, including digital switching, intelligent call routing and tracking, proprietary workforce management systems, case management tools, computer telephony integration, interactive voice response and advanced speech recognition, with embedded security. Our innovative use of technology enables us to improve our voice, chat, web and e-mail handling and personnel scheduling, thereby increasing our efficiency and enhancing the quality of the services we deliver to our clients and their customers. We are able to dynamically scale to respond to changes in our clients’ business volumes. Additionally, we use technology to collect information for our clients about the customer interactions to support quality of service and improve the customer journey.
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
Competition
Our major competitors include core CX solutions competitors, including Majorel Group Luxembourg S.A., Sitel Group, TaskUs Inc., TDCX Inc., Teleperformance S.A., TELUS International, TTEC Holdings, Inc., and Webhelp SAS, other CX solutions competitors that primarily provide complementary services such as consulting and design, IT services, business process services, VOC and analytics, including Accenture plc, Cognizant Technology Solutions Corporation, ExlService Holdings, Inc., Genpact Limited, Medallia, Inc., Qualtrics, LLC, and WNS (Holdings) Limited, and digital IT services competitors, including Endava UK Ltd., EPAM Systems, Inc., Globant S.A. and Thoughtworks Holding, Inc.
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
As of November 30, 2022, we had approximately 315,000 full-time staff, of which approximately 60,000 were based in the Americas, approximately 220,000 were based in Asia-Pacific, and approximately 35,000 were based in EMEA. Except for a small portion of our team in certain countries, generally required by local regulations or brought in through acquisitions, our staff are not represented by a labor union, nor are they covered by a collective bargaining agreement.
Diversity, Equity and Inclusion
A diverse team, including across background, gender, ethnicity, sexual orientation and lived experiences, is critical to our success and contributes to a work environment that promotes bold and contrarian thinking and an entrepreneurial mindset. We strive to create an inclusive workplace where people can bring their authentic selves to work. Our staff are encouraged to leverage their personal strengths and experiences to continually innovate and contribute to the development of new ideas and process improvements that drive better customer experiences and improved outcomes for our clients. Our commitment to these principles is set out in our Human Rights Policy, and our Code of Ethical Business Conduct requires all of our staff to adhere to our dedication to an inclusive work environment that fosters respect for all of our team members.
Our commitment to diversity and inclusion starts with our highly skilled and diverse board of directors and senior leadership team. More than half of the members of our board of directors and approximately 40% of our senior leadership team are women, and approximately 25% of our board and senior leadership team are ethnic minorities. We offer virtual learning opportunities on diversity, equity and inclusion topics that have been attended by more than 12,000 of our managers. Our team has also opened LGBTQ+, persons with disabilities, women and black professionals staff resource groups to support a diverse and inclusive workplace. In each of the past three years, our Chief Executive Officer, Chris Caldwell, was named one of best CEOs for Women and one of best CEOs for Diversity by Comparably, a workplace culture and compensation website.
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
Staff Engagement
We pride ourselves on being fanatical about our staff. Our company culture emphasizes the satisfaction and well-being of our staff and a diverse, engaged team. We regularly solicit the opinion and views of our staff through a staff satisfaction survey, the results of which inform key initiatives to support engagement and foster retention. The global participation rate for our most recent staff satisfaction survey in 2022 was approximately 86%, and our overall positive engagement rating (staff members that gave a satisfaction score of 4 or 5) was approximately 83%. In 2022, we were named as one of the 25 World’s Best WorkplacesTM by Great Place to Work and Fortune magazine, ranking twenty-second.
Training and Development
Human capital development underpins our efforts to execute our strategy and continue to deliver exceptional services globally. We invest in staff career growth and provide our team with a wide range of development opportunities, including face-to-face, virtual, social and self-directed learning, mentoring, coaching, and external development. Front-line staff receive continual feedback and reinforcement from supervisors who provide coaching, often in real time, so that staff can more readily apply their training to assist our clients and their customers. In addition, our staff have access to more than 31,000 online courses and 800 learning paths through Concentrix University to develop skills specific to their current roles and promote ongoing career growth.
Health, Safety and Wellness
The physical health, financial stability, life balance and mental health of our team is vital to our success. We sponsor a wellness program designed to enhance physical, financial, and mental well-being for all of our staff. Throughout the year, we encourage healthy behaviors through regular communications, educational sessions, voluntary progress tracking, wellness challenges, and other incentives. Since the onset of the COVID-19 pandemic, we have taken an integrated approach to helping our staff manage their work and personal responsibilities, with a strong focus on mental health. We also successfully transitioned a significant portion of our workforce to a remote working environment and implemented a number of safety and social distancing measures in our sites to protect the health and safety of our team. We supported access to COVID-19 vaccines for our staff around the world, including providing our staff in the Philippines and India with free COVID-19 vaccines and providing voluntary vaccination programs in the Philippines that were made available to staff family members.

Sustainability
We have a responsibility to improve the lives of our people and the health of our planet. In 2020, we began work on a formal Environmental, Social and Governance (“ESG”) program, and we have released annual Sustainability Reports since 2021, our first year as a public company. Our 2022 Sustainability Report updated stakeholders on our progress toward our long-term goals and set higher goals in areas where our progress exceeded our initial expectations. Our ESG program seeks to use our global reach and the strength of our team of approximately 315,000 to further three priorities:
•Care for the environment to leave it better than we found it;
•Create a better place for people to work and live in the communities where we operate; and
•Act with integrity and do the right thing.
Our 2022 Sustainability Report outlines our ESG commitments for 2025 and how these commitments align with the Sustainable Development Goals established by the United Nations. We will continue to report on our progress with respect to these commitments in future Sustainability Reports.
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
Our operating results have fluctuated and will fluctuate in the future as a result of many factors, including:
•general economic conditions, including: consumer demand, interest rates, inflation and supply chains; the COVID-19 pandemic and the conflict in Ukraine and their impact on the global economy; international trade negotiations, such as between the United States and China and between China and India; the United Kingdom’s exit from the European Union; U.S. federal government budget disruptions; and market volatility, including as a result of political leadership in certain countries;
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
Our business is heavily dependent upon information technology networks and systems. Internal or external attacks on our networks and systems or those of our clients or vendors, including through phishing, password attacks, and ransomware and other malware, could significantly disrupt our operations and impede our ability to provide critical solutions and services to our clients and their customers, subjecting us to liability under our contracts and damaging our reputation. Cybercriminals, including those supported by nation states and organized crime, are well organized and increasingly sophisticated, and we expect they will continue to seek out and attempt to exploit vulnerabilities in our and our clients’ networks and systems.
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
We depend on our staff and contractors to deliver our services to our clients and adhere to the controls and processes we and our clients have established. Although we believe our controls are effective and we require all staff to be trained on their responsibilities under our Code of Ethical Business Conduct, with a team of approximately 315,000, we cannot prevent all misconduct. When any of our staff or contractors negligently disregards or intentionally breaches our or our client’s established controls or processes, whether acting alone or in collusion with other internal or external parties, we could be subject to monetary damages, fines, or criminal prosecution. Unauthorized disclosure of sensitive or confidential information of our clients or our clients’ customers or financial loss by our clients or our clients’ customers as a result of our staff’s negligence, fraud, misappropriation, or unauthorized access to or through our information systems or those we develop for clients could result in negative publicity, loss of clients, legal liability, and damage to our reputation, business, results of operations, and financial condition.
The inability to successfully execute on our digital CX strategy and deliver value for our clients, could harm our client relationships and reputation, which in turn could adversely affect our revenue and our results of operations.
Our strategy focuses on being a leading provider of CX solutions and technology. Our success depends, in part, on our ability to continue to acquire, develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and offerings to serve the evolving needs of our clients and their customers. We continue to invest in technology and in our digital capabilities to pursue this strategy, including through our acquisition of PK in December 2021. If we are unable to successfully deliver to our clients the differentiated combination of digital CX solutions and services that we believe we offer, or our solutions do not achieve the desired outcomes, our client relationships and reputation may suffer, which could result in a loss of business with existing clients and hinder our ability to engage new clients. We may also incur significant expenses in an effort to keep pace with clients’ preferences for technology or to gain a competitive advantage through technological expertise or new technologies. If we cannot offer new technologies as quickly or efficiently as our competitors, or if our competitors develop more cost-effective or client-preferred technologies, it could have a material adverse effect on our ability to obtain and complete client engagements, which could adversely affect our business.

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
The success of our operations and the quality of our services are also highly dependent on our ability to attract and retain skilled personnel in all of our global delivery centers. We face competition in hiring, retaining and motivating talented and skilled leaders and staff with domain experience, and we have, at times, struggled to hire sufficient technical talent to meet the demand for our services. Our industry is also characterized by high staff attrition rates. Any increase in our staff turnover rate could increase recruiting and training costs and could decrease operating effectiveness and productivity. Potential labor organizing and works council negotiations in certain of the countries in which we do business could also contribute to rising costs or otherwise disrupt our business.
We generally sign multi-year client contracts with pricing models that are based on prevailing labor costs in the jurisdictions where we perform services. Quickly rising wages during periods of high inflation or changes in laws or governmental regulations related to wages, mandatory time off, severance, healthcare, other staff benefits or other working conditions could increase our costs and limit our ability to adjust in a timely manner. Our profitability is also affected by the utilization rate of our personnel resources. If we are unable to achieve optimum utilization of our personnel resources, we may experience erosion in our profit margin. However, if our utilization is too high, the quality of services provided to our clients may deteriorate and we may also experience higher attrition rates. Rising costs, our inability to manage rising costs, or our inability to adequately motivate our team or utilize our personnel resources efficiently could negatively impact our profitability or disrupt our operations.
The continuing effects of the COVID-19 pandemic or the widespread outbreak of another communicable disease, a natural disaster or any other public health crisis, could adversely affect our business, results of operations and financial condition.
We could be negatively impacted by the COVID-19 pandemic, the widespread outbreak of another illness or communicable disease, a natural disaster, or any other public health crisis. At its height, the COVID-19 pandemic had a significant negative effect on the global economy, supply chains and labor force participation, and created significant volatility in financial markets. Although the effects of the pandemic during fiscal year 2022 were not as significant as prior years, new variants continued to cause waves of COVID-19 cases around the globe, disrupting operations and contributing to expenses related to support and resources for our staff to care for themselves and their families. The extent of the future impact of the COVID-19 pandemic or other outbreaks of communicable diseases on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration, spread and severity of the pandemic, the evolution of the virus and the effects of mutations in its genetic code, country and state restrictions regarding virus containment, the availability and effectiveness of vaccines and treatment options, accessibility to our delivery and operations locations, our continued utilization of remote work environments in response to future health and safety restrictions, our clients’ acceptance of remote work environments, and the effect on our clients’ businesses and the demand for their products and services, all of which are uncertain and cannot be predicted.
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
Our operations are based on a global delivery model with client services provided from delivery centers located throughout the Americas, Asia-Pacific, and EMEA, with a significant percentage of our workforce located in the Philippines, India, China, and Brazil. Operating globally subjects us to risks in the countries in which we do business, which may include political and economic instability, armed conflicts, domestic or foreign terrorism, foreign currency volatility, the time and expense required to comply with different laws and regulations, challenges with hiring and retaining adequate staff, inflation, longer payment cycles or difficulties in collecting accounts receivable, and seasonal reductions in business activity. Socio-economic situations that are specific to the Philippines, India, China and Brazil can severely disrupt our operations and impact our ability to fulfill our contractual obligations to our clients. If these countries experience natural disasters, extreme weather events or political unrest, our staff’s ability to work may be disrupted, our IT and communication infrastructure may be at risk and the client processes that we manage may be adversely affected. We may also continue to expand our operations internationally to respond to competitive pressure and client and market requirements, which could increase these risks. If we are unable to manage the risks associated with our international operations and expanding such operations, our business could be adversely affected, and our revenue and earnings could decrease.
We have pursued and intend to continue to pursue strategic acquisitions or investments in new markets and may encounter risks associated with these activities, which could harm our business and operating results.
We have in the past pursued, and in the future expect to pursue, acquisitions of, or investments in, businesses, technologies and assets in new or existing markets, either within or outside the CX solutions industry, that complement or expand our existing business. In December 2021, we acquired PK, a leading global CX design engineering company for aggregate consideration of approximately $1.6 billion to pursue our strategy of further investing in digital transformation capabilities. In July 2022, we acquired ServiceSource, a global outsourced go-to-market services provider that delivers B2B digital sales and customer success solutions, for aggregate consideration of approximately $142 million.
Our acquisition strategy, including our acquisitions of PK and ServiceSource, involves a number of risks, including:
•difficulty in successfully integrating acquired operations, IT and other systems, clients, services, businesses, and staff with our operations on a timely and cost-effective basis;
•risk that the acquired businesses will fail to maintain the quality of services or results of operations that we have historically provided or that we expect from the acquired businesses;
•the announcement or consummation of a transaction may have an adverse impact on relationships with third parties, including existing and potential clients, or may negatively affect our brand identity;
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
We may incur additional costs and certain redundant expenses in connection with our acquisitions and investments, which may have an adverse impact on our operating margins. Future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large asset write-offs, a decrease in future profitability, or future losses. The incurrence of debt in connection with any future acquisitions could restrict our ability to obtain working capital or other financing necessary to operate our business. Our recent and future acquisitions or investments, including our acquisitions of PK and ServiceSource, may not be successful, and if we fail to realize the anticipated benefits of these acquisitions or investments, our business and operating results could be harmed.
Our industry is subject to intense competition and dynamic changes in business model, which in turn could cause our operations to suffer.
The CX solutions industry is highly competitive, highly fragmented and subject to rapid change. We believe that the principal competitive factors in this market are breadth and depth of process and domain expertise, service quality, ability to tailor specific solutions to the needs of clients and their customers, the ability to attract, train and retain qualified staff, cybersecurity infrastructure, compliance rigor, global delivery capabilities, pricing, and marketing and sales capabilities. We compete for business with a variety of companies, including in-house operations of existing and potential clients. If our clients place more focus in this area and internalize these operations, the size of the available market for third-party service providers like us could reduce significantly. Similarly, if competitors offer their services at lower prices to gain market share or provide services that gain greater market acceptance than the services we offer or develop, the demand for our services may decrease. Niche providers or new entrants can enter markets by developing new systems or services that could impact our business. The opportunity for new entrants in our industry may expand as digital engagement and offerings increase in importance. New competitors, new strategies by existing competitors or clients, and consolidation among clients or competitors could result in significant market share gain by our competitors, which could have an adverse effect on our revenue.
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
•the effect of tax rates on accounting for acquisitions and dispositions;
•issues arising from tax audits or examinations and any related interest or penalties; and
•uncertainty in obtaining tax holiday extensions or the expiration or loss of tax holidays in various jurisdictions.
In the United States, proposed tax law changes could subject us to higher than anticipated tax liabilities, including by increasing the statutory corporate tax rate, imposing a minimum tax on global income, reducing the deduction for global intangible low-taxed income (GILTI), eliminating the qualified business asset investment exemption, limiting the deductibility of interest expense, repealing the deduction for foreign-derived intangible income or imposing a surcharge on corporations that employ staff in non-U.S. countries to deliver services to the United States. Any one or more of these changes, if adopted, could have a material adverse effect on our effective tax rate and our results of operations. Outside of the United States, proposed tax law changes could subject Concentrix to a global minimum tax on profits, which could result in double taxation and increased tax audit risk due to uncertainty in application.
We report our results of operations based on our determination of the amount of taxes owed in various jurisdictions in which we operate. The determination of our worldwide provision for income taxes and other tax liabilities requires estimation, judgment and calculations where the ultimate tax determination may not be certain.
We are also subject to tax audits, including with respect to transfer pricing, in the United States and other jurisdictions, and our tax positions may be challenged by tax authorities. There can be no assurance that our current tax provisions will be settled for the amounts accrued, that additional tax exposures will not be identified in the future or that additional tax reserves will not be necessary for any such exposures. Any increase in the amount of taxation incurred as a result of challenges to our tax filing positions could result in a material adverse effect on our business, results of operations and financial condition.
We are subject to uncertainties and rapid variability in demand by our clients, and our client contracts include provisions such as termination for convenience, which could cause fluctuations in our revenue and adversely affect our operating results.
Our revenue depends, in large part, on the volumes, geographic locations, and types of CX services demanded. The demand for our services can be affected by events outside of our control, including consolidation among our clients, changing marketplace trends, financial challenges faced by our clients, and fluctuations in the use of our clients’ products and services. CX solutions can also be provided in different geographies and through different service channels. While we have the capability to provide multi-channel services in countries across the globe, changes in the types of services utilized and the geographic locations where the services are provided can impact our revenue and profitability. There can be no assurance that the current demand for our CX services will continue or grow, that organizations will not elect to perform such services in-house, or that clients will not elect to move CX services to lower-cost or lower-margin geographies or customer contact channels.
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
Our five largest clients collectively represented approximately 26% of our revenue in fiscal year 2022. This client concentration increases the risk of quarterly fluctuations in our operating results, depending on the seasonal pattern of our top clients’ businesses. In addition, our top clients could make greater demands on us with regard to pricing and contractual terms in general.
At any given time, we typically have multiple master service agreements or statements of work with our largest clients. Clients may have the right to terminate such agreements for convenience or may have risk tolerances that limit how much business they retain with a single service provider. While we do not expect all master service agreements and statements of work to terminate at the same time, the loss of significant agreements with one of our largest clients could adversely affect our business, results of operations and financial condition if the lost revenue is not replaced with profitable revenue from that client or other clients.
We often carry significant accounts receivable balances from a limited number of clients that generate a large portion of our revenue. For example, approximately 28% of our accounts receivable balance as of November 30, 2022 was attributable to five clients. A client may become unable or unwilling to timely pay its balance due to a general economic slowdown, economic weakness in its industry or the financial insolvency of its business. While we closely monitor our accounts receivable balances, a client’s financial inability or unwillingness, for any reason, to pay a large accounts receivable balance or many clients’ inability or unwillingness to pay accounts receivable balances that are large in the aggregate would adversely impact our income and cash flow.
Rising interest rates increase the cost of our outstanding borrowings and could adversely affect our net income.
Our outstanding borrowings under our senior secured credit facility and our accounts receivable securitization facility are variable-rate obligations that expose us to interest rate risk. When interest rates increase, our debt service obligations and our interest expense increase even if our outstanding borrowings remain the same. Our net income and cash flows, including cash available for servicing indebtedness, will correspondingly decrease.
Changes in foreign currency exchange rates could adversely affect our business and operating results.
We operate in more than 40 countries, and volatility in the value of the currencies used in these countries increases the uncertainty in our revenue and profitability forecasts. While most of our contracts are priced in U.S. dollars, we recognize a substantial amount of revenue under contracts that are denominated in euros, British pounds, Australian dollars and Japanese yen, among other currencies. A significant increase in the value of the U.S. dollar relative to these currencies may have a material adverse impact on the value of our revenue when translated to U.S. dollars.
Our services are delivered from several delivery centers located around the world, with significant operations in the Philippines and India, as well as throughout EMEA and the Americas. Although our contracts with U.S.-based clients are typically priced in U.S. dollars, a substantial portion of our costs to deliver services under these contracts are denominated in the local currency of the country where services are performed. We also have certain client contracts that are priced in non-U.S. dollar currencies for which a substantial portion of the costs to deliver the services are in other currencies. As a result, our revenue may be earned in currencies that are different from the currencies in which we incur corresponding expenses. Fluctuations in the value of currencies, such as the Philippine peso, the Indian rupee, and the Canadian dollar, against the U.S. dollar or other currencies in which we bill our clients, and inflation in the local economies in which these delivery centers are located, could increase the operating and labor costs in these delivery centers, which can result in reduced profitability. A significant decrease in the value of the contractual currency, relative to the currencies where services are provided, could have a material adverse impact on our operating results that are not fully offset by gains realized under the hedging contracts we have in place in certain currencies to limit our potential foreign currency exposure.
We depend on a variety of communications services and information technology systems and networks, and any failure or increase in the cost of these systems and networks could adversely impact our business and operating results.
The services we provide to our clients depend on the persistent availability and uncompromised security of our communications, technology and information technology systems. Our business uses a wide variety of technologies to allow us to manage large volumes of data and perform services with staff located around the globe. We deploy leading edge digital transformation capabilities such as AI-based automation bots, omnichannel services and internally-developed and third-party software solutions to enhance customer and staff experience across various technology environments and platforms. We operate an extensive internal voice and data network that links our global sites together in a multi-hub model that enables the rerouting of voice and data across the network, and we rely on multiple public communication channels and telephone, internet, and data services provided by various third parties for connectivity to our clients. Maintenance of, and investment in, this technology is critical to keeping our team productive and the success of our service delivery model.
Any failure in technology, or in our ability to manage or optimize our resources, may impair service quality and have a negative impact on our operations. Failures or significant downtime of our IT or telecommunications systems could prevent us from handling client volume, and frequent or prolonged interruption in our ability to provide services could result in contractual performance penalties, damage to our reputation, and the loss of business from existing and potential clients. Any increase in average waiting time or handling time or a lack of promptness or technical expertise from our staff will negatively impact customer satisfaction and our business. Telephone, internet and data service providers may elect not to renew their contracts with us or increase the cost of such services. If our communications or information technology systems are disrupted or the cost of maintaining those systems increases significantly, our results of operations could be adversely affected.
Our business is subject to many regulatory requirements, and changes in current regulations or their interpretation and enforcement, or the adoption of new regulations, could significantly increase our cost of doing business.
Our business is subject to many laws and regulatory requirements in the United States and the other countries in which we operate, covering such matters as: data privacy; labor matters, including immigration and equal employment opportunity (EEO) compliance; the Foreign Corrupt Practices Act and other anti-corruption and anti-money laundering laws; taxation; securities and insider trading; healthcare, including HIPAA compliance; banking; outsourcing; consumer protection, including the method and timing of placing outbound telephone calls and the recording or monitoring of telephone calls; collections activities; insurance claims administration; internal and disclosure control obligations; governmental affairs; and trade restrictions, sanctions and tariffs.
Many of these regulations, including those related to data privacy, labor matters and anti-corruption, change frequently and may conflict among the various jurisdictions and countries in which we provide services. The pace of regulatory change in these areas has accelerated in recent years. The GDPR in Europe, the Data Privacy Act in the Philippines, the California Consumer Privacy Act and other similar laws have resulted, and will continue to result, in increased compliance costs, and the failure to comply with these laws can result in significant monetary penalties. For example, fines of up to 4% of an entity’s annual global revenue can be imposed for violations of the GDPR. We expect that the regulatory burden associated with compliance with privacy laws will continue to expand as more jurisdictions adopt privacy laws with different requirements.
Laws and regulatory requirements may also be subject to interpretation, and the transition of a significant portion of our staff to a remote work environment has increased the uncertainty related to the application and interpretation of certain laws and regulations that have historically been applied to onsite work environments. If our interpretation of any laws or regulatory requirements conflicts with positions taken by regulatory agencies or other government bodies in the future, we may be subject to legal liability or be unable to conduct business in the same manner. Violations of any laws and regulations to which we are subject, including failing to adhere to or successfully implement processes in response to changing regulatory requirements or work practices, could result in liability for damages, fines, criminal prosecution, unfavorable publicity and damage to our reputation, and restrictions on our ability to operate, which could have a material adverse effect on our business, results of operations, and financial condition.
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
We depend on a variety of third parties to enable us to deliver services to our clients, including communications services providers, information technology systems and network providers, electric and other utility providers, transportation providers, and recruiting firms. Although we believe we have a rigorous procurement process to evaluate our vendors and service providers, these third parties can damage our reputation or cause financial loss through cybersecurity or data privacy breaches, inadequate information technology infrastructure, insufficient updates to software, non-conformance to servicing standards, or financial distress that interrupts business operations.
Moreover, with an increased reliance on remote staff, we depend on the communications and other service providers necessary for our staff to perform their work from our facilities and their homes. Power or communications failures could interrupt the operations of our facilities or the ability of our staff to work remotely. Natural disasters, severe weather events or labor disputes that disrupt transportation services could limit the ability of our staff to reach our facilities or increase the cost of transportation services that we procure for our staff in certain countries. Any prolonged disruption in the operations of our facilities or the ability of our remote staff to deliver services to our clients and their customers, whether due to technical difficulties, power failures, or any other reason, could cause service interruptions or reduce the quality level of services that we provide and harm our operating results.
Our results of operations could be adversely affected by litigation and other commitments and contingencies.
We face risks arising from various unasserted and asserted claims, including, but not limited to, commercial, labor and employment, consumer protection, tax, and patent infringement claims. Certain claims may be structured as class action lawsuits or otherwise allege substantial damages. We may be unable to obtain insurance coverage for certain claims at a reasonable cost, if at all. Unfavorable outcomes in pending or future litigation or the settlement of asserted claims could negatively affect us. Regardless of the outcome, litigation could result in substantial expense and could divert the efforts of our management.
We have developed proprietary IT systems, mobile applications, and cloud-based technology and acquired technologies that play an important role in our business, including through our acquisition of PK. If any claim alleging infringement of intellectual property rights is successful against us and if indemnification is not available or sufficient, we may be required to pay substantial damages to third parties and indemnify our clients for losses arising out of the infringement. In order to continue delivering services to our clients, we may also need to seek and obtain a license of a third party’s intellectual property rights. We may be unable to obtain such a license on commercially reasonable terms, if at all, which could disrupt our business and adversely affect our results of operations.
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
We have recorded substantial goodwill and amortizable intangible assets as a result of our acquisitions. We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We assess whether there has been an impairment in the value of goodwill at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include declines in stock price, market capitalization or cash flows, and slower growth rates in our industry. We could be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or intangible assets was determined, negatively impacting our results of operations.
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
In connection with our acquisition of PK in December 2021, we amended our senior secured credit facility to, among other things, increase our outstanding term loan borrowings to $2.1 billion and increase the revolving loan commitment of the lenders to $1.0 billion. In July 2022, we amended our accounts receivable securitization facility to increase the commitment of the lenders to provide available borrowings to up to $500 million. As of November 30, 2022, we had $2.2 billion of indebtedness prior to debt issuance costs, and we may further increase our indebtedness in the future. Our level of indebtedness could have adverse consequences for us and our stockholders, including:
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
Borrowings under our senior secured credit facility and accounts receivable securitization facility bear interest at a variable rate that is based on the Secured Overnight Financing Rate (“SOFR”), which may have consequences for us that cannot be reasonably predicted and may adversely affect our liquidity, financial condition, and results of operations.
Borrowings under our senior secured credit facility and our accounts receivable securitization facility may bear interest at a rate per annum that, at our election, is based upon SOFR. Although SOFR has been endorsed by the Alternative Reference Rates Committee as its preferred replacement for the London Interbank Offered Rate (“LIBOR”), it remains uncertain whether or when SOFR or other alternative reference rates will be widely accepted by lenders as the replacement for LIBOR. This may, in turn, impact the liquidity of the SOFR loan market, and SOFR itself. Since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market rates, and SOFR over time may bear little or no relation to the historical actual or historical indicative data. Additionally, our senior secured credit facility and our accounts receivable securitization facility include a credit adjustment on SOFR due to LIBOR representing an unsecured lending rate while SOFR represents a secured lending rate. The possible volatility of and uncertainty around SOFR as a LIBOR replacement rate and the applicable credit adjustment could result in higher borrowing costs for us, which would adversely affect our liquidity, financial condition, and results of operations.
Risks Relating to the Spin-Off
As a new public company, our brand identity may not be fully aligned with our service offerings and the value we deliver to our clients, which may adversely affect our ability to grow and attract talented staff.
As a provider of CX solutions and technology, our brand identity is important to growing our business with new and existing clients and attracting and retaining our people. As a new public company, the Concentrix brand identity may not fully reflect our status as a leading global provider of CX solutions and technology. Moreover, certain of our historical acquisitions of companies continue to affect how our company is viewed today. If prospective and current clients do not associate our company with the high-value CX solutions and technology we believe we offer, we may experience difficulty in winning new business or attracting and retaining talented staff, which could adversely affect our business and results of operations.
Our brand identity can also be affected by events outside of our control, including negative publicity associated with our clients’ businesses or social media campaigns directed against us or our clients. Responding to such events can distract from our business and increase costs. If the brand identity we are establishing as a new public company is damaged, we could experience increased difficulty in attracting and retaining clients and staff, which could adversely affect our business and results of operations.

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
•our dividend policy;
•investor perception of our business and our company;
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
In the future, your percentage ownership in Concentrix may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we grant to our directors, officers and staff and staff purchases of shares from Concentrix through our employee stock purchase plan. The compensation committee of our board of directors grants stock-based awards to members of our staff and our directors, from time to time, under our stock incentive plan. Such awards have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
We lease our principal executive offices in Newark, California. As of November 30, 2022, we occupied approximately 300 facilities comprising service and delivery centers and administrative facilities covering approximately 17.1 million square feet, of which approximately 1.3 million square feet was owned and the remainder was leased.
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

Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on Nasdaq under the symbol “CNXC”. As of January 17, 2023, there were 52,069,609 shares of common stock outstanding held by approximately 2,460 stockholders of record.
Dividends
During fiscal years 2022 and 2021, the Company has paid the following dividends per share approved by the Company’s board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
September 27, 2021	October 22, 2021	$0.25	November 2, 2021
January 18, 2022	January 28, 2022	$0.25	February 8, 2022
March 29, 2022	April 29, 2022	$0.25	May 10, 2022
June 27, 2022	July 29, 2022	$0.25	August 9, 2022
September 28, 2022	October 28, 2022	$0.275	November 8, 2022

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

Share Repurchases
In September 2021, our board of directors authorized the Company to purchase up to $500 million of the Company’s outstanding shares of common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. The repurchase program has no termination date and may be suspended or discontinued at any time. As of November 30, 2022, we had repurchased 980,434 shares under the share repurchase program for approximately $145.9 million in the aggregate. At November 30, 2022, we had approximately $354.1 million remaining for share repurchases under the existing authorization from our board of directors.

The following table summarizes the Company’s purchases of common stock during the fourth quarter of the fiscal year ended November 30, 2022:

Period	Total number of shares purchased (1), (2)	Average price paid per share	Total number of shares purchased as part of publicly announced program(2)	Maximum dollar amount that may yet be purchased under the program (in thousands)
September 1, 2022 - September 30, 2022	105,843	$121.18	105,840	$355,208
October 1, 2022 - October 31, 2022	88,507	$119.61	10,080	$354,085
November 1, 2022 - November 30, 2022	44	$118.83	—	$354,085
Total	194,394	$120.21	115,920

(1) Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations.
(2) Includes shares repurchased as part of the Company’s share repurchase program initiated in September of 2021.

Stock Price Performance Graph

The stock price performance graph below compares our cumulative total stockholder return for the period from December 1, 2020 through November 30, 2022 with the cumulative total return of the S&P Midcap 400 Index for the same period and a Peer Group comprised of our core CX solutions competitors that are publicly traded companies: Majorel Group Luxembourg S.A. (from initial public offering in September 2021), TaskUs Inc. (from initial public offering in June 2021), TDCX Inc. (from initial public offering in October 2021), Teleperformance S.A., TELUS International (from initial public offering in February 2021), and TTEC Holdings, Inc., in each case assuming a $100 initial investment.

	December 1, 2020	November 30, 2021	November 30, 2022
Concentrix Corporation	$100.00	$158.10	$116.55
S&P Midcap 400	$100.00	$123.43	$117.47
Peer Group	$100.00	$121.30	$72.41

ITEM 6. [RESERVED]
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
The following discussion compares our results for the fiscal year ended November 30, 2022 to the fiscal year ended November 30, 2021. The discussion comparing our results for the fiscal year ended November 30, 2021 to the fiscal year ended November 30, 2020 is included within Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K filed with the SEC on January 28, 2022, and is incorporated by reference herein.
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
PK Acquisition
On December 27, 2021, we completed our acquisition of PK, a leading CX design engineering company with more than 5,000 staff in four countries, for total consideration of $1,573.3 million, net of cash and restricted cash acquired. PK creates pioneering experiences that accelerate digital outcomes for their clients’ customers, partners and staff. The acquisition of PK expanded our scale in the digital IT services market and supported our growth strategy of investing in digital transformation to deliver exceptional customer experiences. The addition of the PK staff and technology to our team further strengthened our capabilities in CX design and development, artificial intelligence (“AI”), intelligent automation, and customer loyalty.
ServiceSource Acquisition
On July 20, 2022, we completed our acquisition of ServiceSource International, Inc. (“ServiceSource”) for total consideration of $141.5 million, net of cash and restricted cash acquired. ServiceSource is a global outsourced go-to-

market services provider, delivering business-to-business (“B2B”) digital sales and customer success solutions that complemented our existing offerings in this area.
Spin-off
On December 1, 2020, Concentrix and our technology-infused CX solutions business were separated from SYNNEX Corporation, now known as TD SYNNEX Corporation (“TD SYNNEX”), through a tax-free distribution of all of the issued and outstanding shares of our common stock to TD SYNNEX stockholders (such separation and distribution, the “spin-off”). TD SYNNEX stockholders received one share of our common stock for each share of TD SYNNEX common stock held as of the close of business on November 17, 2020. As a result of the spin-off, we became an independent public company and our common stock commenced trading on the Nasdaq Stock Market (“Nasdaq”) under the symbol “CNXC” on December 1, 2020. In connection with the spin-off, on November 30, 2020, we entered into a separation and distribution agreement, an employee matters agreement, a tax matters agreement and a commercial agreement with TD SYNNEX to set forth the principal actions to be taken in connection with the spin-off and define our ongoing relationship with TD SYNNEX after the spin-off.
Risks and uncertainties related to the COVID-19 pandemic
At its height, the COVID-19 pandemic had a significant negative effect on the global economy, supply chains and labor force participation, and created significant volatility in financial markets. We successfully transitioned a significant portion of our workforce to a remote working environment throughout the second quarter of 2020 and implemented a number of safety and social distancing measures in our sites to protect the health and safety of our staff. During fiscal year 2022, almost all of our workforce was productive, but we experienced the continued effects of the COVID-19 pandemic, as variants caused new waves of COVID-19 cases around the globe.
The extent of the future impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration, spread and severity of the pandemic, the evolution of the virus and the effects of mutations in its genetic code, country and state restrictions regarding virus containment, the availability and effectiveness of vaccines and treatment options, accessibility to our delivery and operations locations, our continued utilization of remote work environments in response to future health and safety restrictions, our clients’ acceptance of remote work environments, and the effect on our clients’ businesses and the demand for their products and services, all of which are uncertain and cannot be predicted.
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
Our cost of revenue consists primarily of personnel costs related to the delivery of our solutions and technology. The costs of our revenue can be impacted by the mix of client contracts, where we deliver the CX solutions and technology, additional lead time for programs to be fully scalable and transition and initial set-up costs. Our cost of revenue as a percentage of revenue has also fluctuated in the past, based primarily on our ability to achieve economies of scale, the management of our operating expenses, and the timing and costs incurred related to our acquisitions and investments.
In fiscal years 2022 and 2021, approximately 78% and 84%, respectively, of our consolidated revenue was generated from our non-U.S. operations, and approximately 68% and 62%, respectively, of our consolidated revenue was priced in U.S. dollars and we expect this to continue. As a result, we have certain client contracts that are priced in non-U.S. dollar currencies for which a substantial portion of the costs to deliver the services are in other currencies. Accordingly, our revenue may be earned in currencies that are different from the currencies in which we incur corresponding expenses. Fluctuations in the value of currencies, such as the Philippine peso, the Indian rupee, and the Canadian dollar, against the U.S. dollar or other currencies in which we bill our clients, and inflation in the local economies in which these delivery centers are located, can impact the operating and labor costs in these delivery centers, which can result in reduced profitability. As a result, our revenue growth, costs and profitability have been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates and inflation.

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
Economic and Industry Trends
The CX solutions industry in which we operate is competitive, including on the basis of pricing terms, delivery capabilities and quality of services. Further, there can be competitive pressure for labor in various markets, which could result in increased labor costs. Accordingly, we could be subject to pricing and labor cost pressures and may experience a decrease in revenue and operating income. Our business operates in over 40 countries across 6 continents. We have significant concentrations in the Philippines, India, the United States, the United Kingdom, Canada, throughout Europe, China and Japan. Accordingly, we would be impacted by economic strength or weakness in these geographies and by the strengthening or weakening of local currencies relative to the U.S. dollar.
Seasonality
Our revenue and margins fluctuate with the underlying trends in our clients’ businesses and trends in the level of consumer activity. As a result, our revenue and margins are typically higher in the fourth fiscal quarter of the year than in any other quarter.
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

Goodwill
As of November 30, 2022, we had goodwill of $2,904.4 million recorded on our consolidated balance sheet. The Company tests goodwill for impairment annually at the reporting unit level in the fiscal fourth quarter or more frequently if events or changes in circumstances indicate that it may be impaired. For purposes of the goodwill impairment test, the Company can elect to perform a quantitative or qualitative analysis. If the qualitative analysis is elected, goodwill is tested for impairment at the reporting unit level by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The factors that are considered in the qualitative analysis include: macroeconomic conditions; industry and market considerations; cost factors such as increases in labor, or other costs that would have a negative effect on earnings and cash flows; and other relevant entity-specific events and information.

If we elect to perform or are required to perform a quantitative analysis, then the reporting unit’s carrying value is compared to its fair value. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value and the excess is recognized as an impairment loss. As part of our fiscal year 2022 assessment, we reconciled the fair value of our reporting unit to our market capitalization. The result of the analysis demonstrated that our reporting unit’s fair value substantially exceeded its carrying value.

Based on our 2022 impairment assessment, we concluded that no impairment charges were necessary. We recorded no impairment charges related to goodwill during the fiscal years ended November 30, 2022 and 2021.

Other Intangible Assets
As of November 30, 2022, we had other intangible assets, net of amortization, of $985.6 million. This amount consists primarily of $919.9 million in client relationship intangible assets. As amortizable intangible assets, we evaluate the intangible assets for recoverability whenever events or circumstances indicate a possible inability to recover their carrying value (an indicator of impairment). If an impairment indicator is present, we perform a test of recoverability by comparing estimates of undiscounted future cash flows to the carrying values of the related assets. We recorded no impairment charges related to other intangible assets during the fiscal years ended November 30, 2022 and 2021.
Recently Issued Accounting Pronouncements
For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements, see Note 2—Summary of Significant Accounting Policies to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations – Fiscal Years Ended November 30, 2022 and 2021

	Fiscal Years Ended November 30,
	2022	2021

	(in thousands)
Revenue	$6,324,473	$5,587,015
Cost of revenue	4,067,210	3,617,527
Gross profit	2,257,263	1,969,488
Selling, general and administrative expenses	1,617,071	1,397,091
Operating income	640,192	572,397
Interest expense and finance charges, net	70,076	23,046
Other expense (income), net	(34,887)	(6,345)
Income before income taxes	605,003	555,696
Provision for income taxes	169,363	150,119
Net income before non-controlling interest	435,640	405,577
Less: Net income attributable to non-controlling interest	591	—
Net income attributable to Concentrix Corporation	$435,049	$405,577
Revenue

	Fiscal Years Ended November 30,		Percent Change
	2022	2021	2022 to 2021

	(in thousands)
Industry vertical:
Technology and consumer electronics	$1,980,666	$1,759,203	12.6%
Retail, travel and ecommerce	1,184,086	985,550	20.1%
Communications and media	1,076,289	1,005,283	7.1%
Banking, financial services and insurance	967,810	862,033	12.3%
Healthcare	608,169	489,855	24.2%
Other	507,453	485,091	4.6%
Total	$6,324,473	$5,587,015	13.2%
We generate revenue by delivering our CX solutions and technology to our clients categorized in the above primary industry verticals. Our solutions focus on customer engagement, process optimization, and back-office automation.
Our revenue increased 13.2% in fiscal year 2022, including revenue from acquired operations of $512.9 million, or an increase of 9.2%, compared to fiscal year 2021. The increase in revenue from acquired operations combined with higher volumes across most verticals caused the majority of the increase in our revenue compared to the prior year. These increases were partially offset by a decrease in revenue related to divested businesses of $37.9 million, or 0.7%, and an unfavorable translation effect of foreign currencies of $195.2 million, or 3.5%. The unfavorable foreign currency translation effect on revenue was primarily due to the weakening of the euro, Japanese yen, British pound, and Australian dollar against the U.S. dollar.
Revenue in our technology and consumer electronics vertical increased over the prior year as a result of increases in volumes from several social media and internet-related service clients, increases in volumes from a broad-based group of hardware and software clients and increases due to contributions from acquired operations. Revenue in our retail, travel and ecommerce vertical increased over the prior year primarily due to contributions from acquired operations and increased volumes from a majority of our retail and ecommerce and travel and tourism clients. Revenue in our communications and media vertical increased over the prior year primarily due to contributions from acquired operations. Revenue from clients in the banking, financial services and insurance vertical increased over the prior year due to increased volumes from several banking and financial services clients partially offset by a decrease in volumes related to several of our insurance clients, which primarily resulted from the divestiture of our insurance third-party administration operations and software platform, Concentrix Insurance Solutions (“CIS”). Revenue in our healthcare vertical increased over the prior year due to contributions from acquired operations and increased volumes from a majority of our health insurance clients. Revenue in our other vertical increased over the prior year primarily due to contributions from acquired operations partially offset by a decrease in revenue from government clients.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Fiscal Years Ended November 30,		Percent Change
	2022	2021	2022 to 2021

	($ in thousands)
Cost of revenue	$4,067,210	$3,617,527	12.4%
Gross profit	$2,257,263	$1,969,488	14.6%
Gross margin %	35.7%	35.3%
Cost of revenue consists primarily of personnel costs. Gross margins can be impacted by resource location, client mix and pricing, additional lead time for programs to be fully scalable, and transition and initial set-up costs.
Our cost of revenue increased by 12.4% in fiscal year 2022, compared to fiscal year 2021, primarily due to the increase in our revenue and personnel costs related to staff supporting our acquired operations. These increases were partially offset by a $193.5 million, or 5.3%, reduction in the cost of revenue due to foreign currency translation. The foreign currency impacts on our cost of revenue were caused primarily by the weakening of the euro, Philippine peso, Japanese yen and Indian rupee against the U.S. dollar.
Our gross profit increased by 14.6% in fiscal year 2022, compared to fiscal year 2021, primarily due to the increase in revenue and contributions from acquired operations, partially offset by a $1.7 million reduction in gross profit due to net unfavorable foreign currency translation. Our gross margin percentage increased from 35.3% in fiscal year 2021 to 35.7% in fiscal year 2022 and was affected by the mix of geographies where our services were delivered.
Selling, General and Administrative Expenses

	Fiscal Years Ended November 30,		Percent Change
	2022	2021	2022 to 2021

	($ in thousands)
Selling, general and administrative expenses	$1,617,071	$1,397,091	15.7%
Percentage of revenue	25.6%	25.0%
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

Our selling, general and administrative expenses increased by 15.7% in fiscal year 2022, compared to fiscal year 2021, primarily due to incremental expenses associated with acquired operations, increases in expenses to support our revenue growth, an increase in amortization expense of $25.8 million primarily associated with the intangible assets recognized in the acquisitions of PK and ServiceSource, an increase in acquisition-related and integration expenses of $33.0 million related to the previously described acquisitions and an increase in share-based compensation expense of $10.7 million. These increases were partially offset by a $53.4 million reduction in selling, general and administrative expenses due to foreign currency translation. As a percentage of revenue, selling, general and administrative expenses increased from 25.0% for fiscal year 2021 to 25.6% for fiscal year 2022 due to the net effect of the changes described.
Operating Income

	Fiscal Years Ended November 30,		Percent Change
	2022	2021	2022 to 2021

	($ in thousands)
Operating income	$640,192	$572,397	11.8%
Operating margin	10.1%	10.2%
Our operating income increased during fiscal year 2022, compared to fiscal year 2021, primarily due to the increase in gross profit partially offset by the increase in selling, general and administrative expenses.
Our operating margin decreased during fiscal year 2022, compared to fiscal year 2021, due to the increase in gross margin percentage more than offset by the increase in selling, general and administrative expenses as a percentage of revenue.
Interest Expense and Finance Charges, Net

	Fiscal Years Ended November 30,		Percent Change
	2022	2021	2022 to 2021

	($ in thousands)
Interest expense and finance charges, net	$70,076	$23,046	204.1%
Percentage of revenue	1.1%	0.4%
Amounts recorded in interest expense and finance charges, net consist primarily of interest on our term loan borrowings under our senior secured credit facility (the “Credit Facility”) and interest on borrowings under our accounts receivable securitization facility (the “Securitization Facility”).

The increase in interest expense during fiscal year 2022, compared to fiscal year 2021, was due to the increase in borrowings and an increased interest rate on our term loan borrowings under our Credit Facility and increased borrowings and an increased interest rate on borrowings under our Securitization Facility. The increase in borrowings primarily resulted from borrowings incurred for the acquisitions of PK and ServiceSource in fiscal year 2022.

Other Expense (Income), Net

	Fiscal Years Ended November 30,		Percent Change
	2022	2021	2022 to 2021

	($ in thousands)
Other expense (income), net	$(34,887)	$(6,345)	449.8%
Percentage of revenue	(0.6)%	(0.1)%
Amounts recorded as other expense (income), net include foreign currency transaction gains and losses other than cash flow hedges, investment gains and losses, the non-service component of pension costs, and other non-operating gains and losses.
Other expense (income), net in fiscal year 2022 was $34.9 million of income compared to $6.3 million of income in fiscal year 2021. The change in other expense (income), net was primarily due to favorable foreign currency transaction changes compared to the prior year.
Provision for Income Taxes

	Fiscal Years Ended November 30,		Percent Change
	2022	2021	2022 to 2021

	($ in thousands)
Provision for income taxes	$169,363	$150,119	12.8%
Percentage of income before income taxes	28.0%	27.0%
Our provision for income taxes consists of our current and deferred tax expense resulting from our income earned in domestic and international jurisdictions.
Our provision for income taxes increased for fiscal year 2022, compared to fiscal year 2021, due to the change in mix of income earned in different tax jurisdictions between fiscal years. This change in mix of income led to an increase in the U.S. minimum tax related to foreign earnings in fiscal year 2022 in comparison to fiscal year 2021. The increase was partially offset by an additional income tax expense of $13.0 million in fiscal year 2021 related to the divestiture of CIS.
The effective tax rate for fiscal year 2022 increased compared to the effective tax rate for the fiscal year 2021 due to the change in mix of income earned in different tax jurisdictions between fiscal years. A decrease in U.S. taxable income led to an increase in the U.S. minimum tax related to foreign earnings as a percentage of income before taxes.
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
•Revenue in adjusted constant currency, which is constant currency revenue excluding revenue from acquired operations in the current period for the twelve months following an acquisition and excluding revenue from divested operations in the comparative period for the twelve months preceding a divestiture. Revenue in adjusted constant currency presents organic constant currency revenue growth for the business, without the impact of acquisitions and divestitures, thereby facilitating period-to-period comparisons of our business performance.
•Non-GAAP operating income, which is operating income, adjusted to exclude acquisition-related and integration expenses, including related restructuring costs, amortization of intangible assets, share-based compensation and gain on divestitures and related transaction costs.
•Non-GAAP operating margin, which is non-GAAP operating income, as defined above, divided by revenue.
•Adjusted earnings before interest, taxes, depreciation, and amortization, or adjusted EBITDA, which is non-GAAP operating income, as defined above, plus depreciation.
•Adjusted EBITDA margin, which is adjusted EBITDA, as defined above, divided by revenue.
•Non-GAAP net income, which is net income excluding the tax effected impact of acquisition-related and integration expenses, including related restructuring costs, amortization of intangible assets, share-based compensation and gain on divestitures and related transaction costs.
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
•Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share, tax effected impact of acquisition-related and integration expenses, including related restructuring costs, amortization of intangible assets, share-based compensation and gain on divestitures and related transaction costs.
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

	Fiscal Years Ended November 30,
	2022	2021
	($ in thousands except per share amounts)
Revenue	$6,324,473	$5,587,015
Foreign currency translation	195,200	—
Revenue in constant currency	$6,519,673	$5,587,015
Effect of excluding revenue of acquired and divested businesses	(512,942)	(37,911)
Revenue in adjusted constant currency	$6,006,731	$5,549,104

Operating income	$640,192	$572,397
Acquisition-related and integration expenses	33,763	825
Amortization of intangibles	162,673	136,939
Share-based compensation	47,516	36,762
Gain on divestitures and related transaction costs	—	(13,197)
Non-GAAP operating income	$884,144	$733,726

Net income	$435,049	$405,577
Net income attributable to non-controlling interest	591	—
Interest expense and finance charges, net	70,076	23,046
Provision for income taxes	169,363	150,119
Other expense (income), net	(34,887)	(6,345)
Acquisition-related and integration expenses	33,763	825
Gain on divestitures and related transaction costs	—	(13,197)
Amortization of intangibles	162,673	136,939
Share-based compensation	47,516	36,762
Depreciation	146,864	140,236
Adjusted EBITDA	$1,031,008	$873,962

Operating margin	10.1%	10.2%
Non-GAAP operating margin	14.0%	13.1%
Adjusted EBITDA margin	16.3%	15.6%

Net income	$435,049	$405,577
Acquisition-related and integration expenses	33,763	825
Amortization of intangibles	162,673	136,939
Share-based compensation	47,516	36,762
Gain on divestitures and related transactions costs	—	(13,197)
Income taxes related to the above (1)	(61,959)	(32,291)
Non-GAAP net income	$617,042	$534,615

	Fiscal Years Ended November 30,
	2022	2021
Diluted earnings per common share (“EPS”)	$8.28	$7.70
Acquisition-related and integration expenses	0.64	0.02
Amortization of intangibles	3.10	2.60
Share-based compensation	0.90	0.70
Gain on divestitures and related transaction costs	—	(0.25)
Income taxes related to the above (1)	(1.17)	(0.62)
Non-GAAP Diluted EPS	$11.75	$10.15
(1)    The tax effect of taxable and deductible non-GAAP adjustments was calculated using the tax deductible portion of the expenses and applying the entity specific, statutory tax rates applicable to each item during the respective fiscal years.
Client Concentration
In fiscal year 2022, no client accounted for more than 10% of our consolidated revenue. Our largest client accounted for 11.9% of our revenue in fiscal year 2021. The revenue that we recognized from this client was earned under multiple contracts and statements of work. No other client accounted for more than 10% of our revenue in 2021.

Liquidity and Capital Resources
Our primary uses of cash are working capital, capital expenditures to expand our delivery footprint and enhance our technology solutions, debt repayments and acquisitions, including our fiscal year 2022 acquisitions of PK and ServiceSource. Our financing needs for these uses of cash have been a combination of operating cash flows and third-party debt arrangements. Our working capital needs are primarily to finance accounts receivable. When our revenue is increasing, our net investment in working capital typically increases. Conversely, when revenue is decreasing, our net investment in working capital typically decreases. To increase our market share and better serve our clients, we may further expand our operations through investments or acquisitions. We expect that such expansion would require an initial investment in working capital, personnel, facilities, and operations. These investments or acquisitions would likely be funded primarily by our existing cash and cash equivalents, available liquidity, including capacity on our debt arrangements, or the issuance of securities.
In September 2021, considering our strong free cash flow, low leverage and adequate liquidity to support capital return to stockholders while maintaining flexibility to pursue acquisitions, the Company’s board of directors authorized a share repurchase program. Under the share repurchase program, the board of directors authorized the Company to purchase up to $500 million of our common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. The repurchase program has no termination date and may be suspended or discontinued at any time. During the fiscal years ended November 30, 2022 and 2021, we purchased 841,979 and 138,455 shares, respectively, of our common stock under the program at an aggregate cost of approximately $120.8 million and $25.1 million, respectively. At November 30, 2022, approximately $354.1 million remained available for share repurchases under the existing authorization from the Company’s board of directors.
During fiscal years 2022 and 2021, the Company has paid the following dividends per share approved by the Company’s board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
September 27, 2021	October 22, 2021	$0.25	November 2, 2021
January 18, 2022	January 28, 2022	$0.25	February 8, 2022
March 29, 2022	April 29, 2022	$0.25	May 10, 2022
June 27, 2022	July 29, 2022	$0.25	August 9, 2022
September 8, 2022	October 28, 2022	$0.275	November 8, 2022
On January 19, 2023, the Company announced a cash dividend of $0.275 per share to stockholders of record as of January 30, 2023, payable on February 10, 2023.
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
Debt Arrangements
Credit Facility
On December 27, 2021, in connection with the closing of the acquisition of PK, we entered into an amended Credit Facility to (i) refinance the then-outstanding term loan (the “Prior Term Loan”) with a new term loan, which was fully advanced, in the aggregate outstanding principal amount of $2,100 million (the “Term Loan”), (ii) increase the commitments under our revolving credit facility (the “Revolver”) to $1,000 million, (iii) extend the maturity of the Credit Facility from November 30, 2025 to December 27, 2026, (iv) replace LIBOR with SOFR as the primary reference rate used to calculate interest on the loans under the Credit Facility, and (v) modify the commitment fee on the unused portion of the Revolver and the margins in excess of the reference rates at which the loans under the Credit Facility bear interest. The proceeds from the Term Loan and additional borrowings under the Securitization Facility were used to repay the outstanding principal amount of the Prior Term Loan and to finance the acquisition of PK, including the repayment of certain indebtedness of PK and the payment of fees and expenses in connection with the acquisition.
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
Beginning August 31, 2022, the outstanding principal of the Term Loan became payable in quarterly installments of $26.25 million, with the unpaid balance due in full on the maturity date. During the fiscal year ended

November 30, 2022, we paid $225.0 million of the principal balance on the Term Loan, including $172.5 million of voluntary prepayments, without penalty.

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
Obligations under the Credit Facility are secured by substantially all of the assets of Concentrix Corporation and certain of its U.S. subsidiaries and are guaranteed by certain of its U.S. subsidiaries.

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

Prior to it being amended in December 2021, we initially entered into our senior secured credit facility on October 16, 2020, to provide for the extension of revolving loans of up to $600 million and term loan borrowings of up to $900 million. On November 30, 2020, in connection with the spin-off, we incurred the full $900 million of term loan borrowings under the Credit Facility and $250 million of borrowings under the Securitization Facility. Substantially all of the proceeds from such borrowings, net of debt issuance costs, were transferred to TD SYNNEX on November 30, 2020 to eliminate debt owed by the Company to TD SYNNEX and in exchange for the contribution of certain Concentrix trademarks from TD SYNNEX to the Company.

Beginning May 31, 2021, the outstanding principal of the Prior Term Loan was payable in quarterly installments of $11.25 million, with the unpaid balance due in full on the maturity date. During the fiscal year ended November 30, 2021, we paid $200.0 million of the principal balance on the Prior Term Loan, including $166.25 million of voluntary prepayments, without penalty.

We had no outstanding borrowings on the Revolver as of November 30, 2022 and 2021.

Securitization Facility

On July 6, 2022, we entered into an amendment to our Securitization Facility, which was initially entered into on October 30, 2020, to (i) increase the commitment of the lenders to provide available borrowings from up to $350 million to up to $500 million, (ii) extend the termination date of the Securitization Facility from October 28, 2022 to July 5, 2024, and (iii) replace LIBOR with SOFR as one of the reference rates used to calculate interest on borrowings under the Securitization Facility. In addition, the interest rate margins were amended, such that borrowings under the Securitization Facility that are funded through the issuance of commercial paper bear interest at the applicable commercial paper rate plus a spread of 0.70% and, otherwise, at a per annum rate equal to the applicable SOFR rate (which includes a SOFR related adjustment of 0.10%), plus a spread of 0.80%.

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

As of November 30, 2022, we were in compliance with the debt covenants related to our debt arrangements.

Cash Flows – Fiscal Years Ended November 30, 2022 and 2021
The following summarizes our cash flows for the fiscal years ended November 30, 2022 and 2021, as reported in our consolidated statement of cash flows in the accompanying consolidated financial statements.

	Fiscal Years Ended November 30,
	2022	2021

	($ in thousands)
Net cash provided by operating activities	$600,720	$514,178
Net cash used in investing activities	(1,839,279)	(78,650)
Net cash provided by (used in) financing activities	1,237,534	(401,871)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(24,522)	(6,998)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(25,547)	$26,659
Cash, cash equivalents and restricted cash at beginning of year	183,010	156,351
Cash, cash equivalents and restricted cash at end of year	$157,463	$183,010

Operating Activities
Net cash provided by operating activities was $600.7 million for fiscal year 2022 in comparison to $514.2 million for fiscal year 2021. The increase in net cash provided by operating activities over the prior year was primarily related to the increase in net income and changes in working capital and operating assets and liabilities.
Investing Activities
Net cash used in investing activities for fiscal year 2022 was $1,839.3 million in comparison to $78.7 million in fiscal year 2021. The increase in net cash used in investing activities over the prior year primarily related to aggregate cash paid in connection with our acquisitions of PK and ServiceSource of approximately $1.7 billion.
Financing Activities
Net cash provided by financing activities in fiscal year 2022 was $1,237.5 million, consisting primarily of net proceeds of $1,400.0 million from the refinancing of the Prior Term Loan with the Term Loan under our Credit Facility and net proceeds of $251.5 million from borrowings under our Securitization Facility. The increases were offset primarily by payments of $225.0 million made on the Term Loan, repurchases of our common stock of $133.3 million, including repurchases under our share repurchase program and shares withheld upon the vesting of share-based awards to satisfy tax withholding obligations, and dividends paid of $53.4 million.

Net cash used in financing activities in fiscal year 2021 was $401.9 million, consisting primarily of principal payments of $200.0 million on borrowings under our Credit Facility, net payments of $145.0 million on borrowings under our Securitization Facility, repurchases of our common stock of $57.5 million, including repurchases under our share repurchase program and shares withheld upon the vesting of share-based awards to satisfy tax withholding obligations, and dividends paid of $13.1 million.
We believe our current cash balances and credit availability are enough to support our operating activities for at least the next twelve months.
Free Cash Flow (a non-GAAP measure)

	Fiscal Years Ended November 30,
	2022	2021

	($ in thousands)
Net cash provided by operating activities	$600,720	$514,178
Purchases of property and equipment	(140,018)	(149,079)
Free cash flow (a non-GAAP measure)	$460,702	$365,099
Our free cash flow was $460.7 million in fiscal year 2022, compared to $365.1 million in fiscal year 2021. The increase in free cash flow in fiscal year 2022 over the prior year primarily reflects increased net cash provided by operating activities as a result of the increase in net income and a decrease in capital expenditures.
Capital Resources
As of November 30, 2022, we had total liquidity of $1,288.9 million, which includes undrawn Revolver capacity of $1,000 million under our Credit Facility, undrawn capacity of $143.5 million under our Securitization Facility, and cash and cash equivalents.
Our cash and cash equivalents totaled $145.4 million and $182.0 million as of November 30, 2022 and 2021, respectively. Of our total cash and cash equivalents, 97% and 87% were held by our non-U.S. legal entities as of November 30, 2022 and 2021, respectively. The cash and cash equivalents held by our non-U.S. legal entities are no longer subject to U.S. federal tax on repatriation into the United States; repatriation of some non-U.S. balances is restricted by local laws. Historically, we have fully utilized and reinvested all non-U.S. cash to fund our international operations and expansion; however, the Company has recorded deferred tax liabilities related to non-U.S. withholding taxes on the earnings of certain previously acquired non-U.S. entities that are likely to be repatriated in the future. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of the state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.
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

Material Cash Requirements, including Contractual Obligations to Third Parties
The following table summarizes our material cash requirements from known contractual or other obligations as of November 30, 2022 that are not disclosed elsewhere in this Annual Report on Form 10-K:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	>5 Years

	(in thousands)
Certain Contractual Obligations:
Interest on financing agreements (a)	$446,417	$123,733	$218,693	$103,991	$—
Defined benefit plan funding (b)	77,198	—	9,811	13,237	54,150
(a) Cash obligations for required interest payments on our variable-rate debt obligations at the current rates as of November 30, 2022.
(b) Includes projected contributions to achieve minimum funding objectives for our cash balance pension plan.
As of November 30, 2022, we have established a reserve of $78.5 million for unrecognized tax benefits. As we are unable to reasonably predict the timing of settlement related to these unrecognized tax benefits, the table above excludes such liabilities.
We currently expect our 2023 capital expenditures to be approximately $140 million to $160 million, which includes investments to support our growth and maintenance capital expenditures.

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
Foreign Currency Risk
While approximately 68% of our revenue is priced in U.S. dollars, we recognize a substantial amount of revenue under contracts that are denominated in euros, British pounds, Australian dollars and Japanese yen, among other currencies. A significant increase in the value of the U.S. dollar relative to these currencies may have a material adverse effect on the value of those services when translated into U.S. dollars.
We serve many of our U.S.-based, European and British clients from our CX delivery centers located around the world. As a result, a substantial portion of the costs to deliver these services are denominated in the local currency of the country where the services are performed. This creates foreign exchange exposure for us. As of November 30, 2022, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in certain foreign currencies by entering into hedging contracts with institutions to acquire a total of PHP 37,780.0 million at a fixed price of $687.2 million at various dates through November 2024; and INR 24,810.0 million at a fixed price of $303.2 million at various dates through November 2024. The fair value of these derivative instruments as of November 30, 2022 is presented in Note 8 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The potential loss in fair value at November 30, 2022 for such contracts resulting from a hypothetical 10% adverse change in the underlying foreign currency exchange rates is approximately $96.4 million. This loss would be substantially mitigated by corresponding gains on the underlying foreign currency exposures.
Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into hedging contracts that are not denominated as hedges. The purpose of these derivative instruments is to mitigate the risk of foreign currency exposure related to receivables, payables and intercompany transactions that are denominated in currencies that are different from the functional currencies of our respective legal entities that are party to the transactions. As of November 30, 2022, the fair value of these derivatives not designated as hedges was a net receivable of $7.9 million.
Interest Rate Risk
At November 30, 2022, all of our outstanding debt under our Credit Facility and our Securitization Facility is variable rate debt, which exposes the Company to changes in interest rates. Holding other variables constant, including the total amount of outstanding indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated increase in interest expense of approximately $22.3 million per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of ours are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation of internal control over financial reporting did not include internal controls of PK and ServiceSource, which we acquired during the first quarter and third quarter of fiscal year 2022, respectively. These fiscal year 2022 acquisitions represented 27.9% of our total assets (of which 24.4% represented goodwill and intangible assets included within the scope of the assessment) and 8.1% of our total revenue as of and for the fiscal year ended November 30, 2022. We have included the financial results of the acquired operations in the consolidated financial statements from the date of acquisition. Based on this assessment, our management has concluded that, as of November 30, 2022, our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.

The effectiveness of our internal control over financial reporting as of November 30, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears beginning on the following page of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Concentrix Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Concentrix Corporation and subsidiaries (the Company) as of November 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended November 30, 2022, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of November 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended November 30, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired PK and ServiceSource during the year-ended November 30, 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2022, PK and ServiceSource’s internal control over financial reporting associated with total assets of 27.9% (of which 24.4% represented goodwill and intangible assets included within the scope of the assessment) and total revenue of 8.1% included in the consolidated financial statements of the Company as of and for the year ended November 30, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of PK and ServiceSource.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair value of acquired intangible assets
As discussed in Note 3 to the consolidated financial statements, on December 27, 2021, the Company acquired PK in a transaction accounted for as a business combination. As a result of the transaction, the Company recognized an acquired customer relationships intangible asset associated with the generation of future income from PK’s existing customers. The acquisition-date fair value of the customer relationships intangible asset was $398,600.

We identified the evaluation of the acquisition-date fair value of the customer relationships intangible asset as a critical audit matter. Specifically, a high degree of subjective auditor judgment was required to evaluate the revenue growth rate and margin assumptions within the discounted cash flows model used to estimate the acquisition-date fair value of the customer relationships intangible asset. There was limited observable market information related to the revenue growth rate and margin assumptions and the estimated acquisition-date fair value of the customer relationships intangible asset was sensitive to minor changes in these assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including controls over the revenue growth rate and margin assumptions noted above. We evaluated the forecasted revenue growth rates and margins by comparing them to the historical revenue growth rates and margins of PK. We evaluated the relevance and reliability of the historical revenue growth rates and margins by understanding the source of the information, how the information was obtained and making inquiries with Company management. We compared the Company’s forecast of PK’s fiscal year 2022 revenue growth and margin to PK’s actual revenue growth and margin for the year to assess the Company’s ability to accurately forecast. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the revenue growth rates and margins used by the Company by comparing the assumptions to those of market participants.

Sufficiency of audit evidence over revenue
As discussed in Notes 2 and 10 to the consolidated financial statements, and presented in the consolidated statement of operations, the Company reported revenue of $6,324,473 for the fiscal year ended November 30, 2022. Revenue is generated primarily from the provision of Customer Experience solutions and technology to its clients. The Company recognizes revenue from contracts, and accounts for a contract with a client, when it has written approval, the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance, and consideration is probable of collection. The Company operates in over 40 countries across six continents, with significant concentrations in the Philippines, India, the United States, the United Kingdom, throughout Europe, China, and Japan.

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

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue, including the determination of the locations at which those procedures were performed. For each location for which procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls related to the revenue process, including controls related to the appropriate recording of revenue. For a sample of transactions, we compared the amounts recognized as revenue for consistency with relevant underlying documentation, including contracts and other third-party evidence. We evaluated the sufficiency of the audit evidence obtained over revenue by assessing the results of the procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP
We have served as the Company’s auditor since 2019.

Cincinnati, Ohio
January 27, 2023

CONCENTRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)

	November 30, 2022	November 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$145,382	$182,038
Accounts receivable, net	1,390,474	1,207,953
Other current assets	218,476	153,074
Total current assets	1,754,332	1,543,065
Property and equipment, net	403,829	407,144
Goodwill	2,904,402	1,813,502
Intangible assets, net	985,572	655,528
Deferred tax assets	48,541	48,413
Other assets	573,092	578,715
Total assets	$6,669,768	$5,046,367

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$161,190	$129,359
Current portion of long-term debt	—	—
Accrued compensation and benefits	506,966	453,434
Other accrued liabilities	395,304	351,642
Income taxes payable	68,663	33,779
Total current liabilities	1,132,123	968,214
Long-term debt, net	2,224,288	802,017
Other long-term liabilities	511,995	546,410
Deferred tax liabilities	105,458	109,471
Total liabilities	3,973,864	2,426,112
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized and no shares issued and outstanding as of November 30, 2022 and 2021, respectively	—	—
Common stock, $0.0001 par value, 250,000 shares authorized; 52,367 and 51,927 shares issued as of November 30, 2022 and 2021, respectively, and 51,096 and 51,594 shares outstanding as of November 30, 2022 and 2021, respectively	5	5
Additional paid-in capital	2,428,313	2,355,767
Treasury stock, 1,271 and 333 shares as of November 30, 2022 and 2021, respectively	(190,779)	(57,486)
Retained earnings	774,114	392,495
Accumulated other comprehensive loss	(315,749)	(70,526)
Total stockholders’ equity	2,695,904	2,620,255
Total liabilities and stockholders’ equity	$6,669,768	$5,046,367

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)

	Fiscal Years Ended November 30,
	2022	2021	2020
Revenue	$6,324,473	$5,587,015	$4,719,534
Cost of revenue	4,067,210	3,617,527	3,058,009
Gross profit	2,257,263	1,969,488	1,661,525
Selling, general and administrative expenses	1,617,071	1,397,091	1,352,764
Operating income	640,192	572,397	308,761
Interest expense and finance charges, net	70,076	23,046	48,313
Other expense (income), net	(34,887)	(6,345)	(7,447)
Income before income taxes	605,003	555,696	267,895
Provision for income taxes	169,363	150,119	103,084
Net income before non-controlling interest	435,640	405,577	164,811
Less: Net income attributable to non-controlling interest	591	—	—
Net income attributable to Concentrix Corporation	$435,049	$405,577	$164,811

Earnings per common share:
Basic	$8.34	$7.78	$3.19
Diluted	$8.28	$7.70	$3.19
Weighted-average common shares outstanding:
Basic	51,353	51,355	51,602
Diluted	51,740	51,914	51,602

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)

	Fiscal Years Ended November 30,
	2022	2021	2020
Net income before non-controlling interest	$435,640	$405,577	$164,811
Other comprehensive income (loss):
Unrealized gains (losses) of defined benefit plans, net of taxes of $(4,329), $(2,761), and $3,749 for fiscal years ended November 30, 2022, 2021 and 2020, respectively	14,274	15,839	(8,644)
Unrealized gains (losses) on cash flow hedges during the period, net of taxes of $15,427, $2,709, and $(11,478) for fiscal years ended November 30, 2022, 2021 and 2020, respectively	(45,464)	(8,396)	34,508
Reclassification of net (gains) losses on cash flow hedges to net income, net of taxes of $(9,276), $7,498, and $7,581 for fiscal years ended November 30, 2022, 2021 and 2020, respectively	26,953	(22,246)	(22,792)
Total change in unrealized gains (losses) on cash flow hedges, net of taxes	(18,511)	(30,642)	11,716
Foreign currency translation adjustments, net of taxes of $0 for fiscal years ended November 30, 2022, 2021 and 2020, respectively	(240,986)	(51,909)	43,196
Other comprehensive income (loss)	(245,223)	(66,712)	46,268
Comprehensive income	190,417	338,865	211,079
Less: Comprehensive income attributable to non-controlling interest	591	—	—
Comprehensive income attributable to Concentrix Corporation	$189,826	$338,865	$211,079

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency and share amounts in thousands)

		Concentrix Corporation Stockholders’ Equity
		Common Stock			Treasury stock
	Redeemable non-controlling interest	Shares	Amount	Additional paid-in capital	Shares	Amount	Retained earnings	Former parent company investment	Accumulated other comprehensive income (loss)	Total
Balances, November 30, 2019	$—	—	$—	$—	—	$—	$—	$1,519,923	$(50,082)	$1,469,841
Share-based compensation	—	—	—	—	—	—	—	15,572	—	15,572
Capital contribution	—	—	—	—	—	—	—	594,320	—	594,320
Transfers from former parent	—	—	—	—	—	—	—	(5,950)	—	(5,950)
Other comprehensive income	—	—	—	—	—	—	—	—	46,268	46,268
Hypothetical current tax expense recorded for separate return basis presentation	—	—	—	—	—	—	—	17,223	—	17,223
Net income	—	—	—	—	—	—	—	164,811	—	164,811
Balances, November 30, 2020	—	—	—	—	—	—	—	2,305,899	(3,814)	2,302,085
Other comprehensive loss	—	—	—	—	—	—	—	—	(66,712)	(66,712)
Reclassification of net former parent investment in Concentrix	—	—	—	2,305,899	—	—	—	(2,305,899)	—	—
Issuance of common stock at separation and spin-off	—	51,135	5	(5)	—	—	—	—	—	—
Share-based compensation activity	—	459	—	49,873	—	—	—	—	—	49,873
Repurchase of common stock for tax withholdings on equity awards	—	—	—	—	195	(32,390)	—	—	—	(32,390)
Repurchase of common stock	—	—	—	—	138	(25,096)	—	—	—	(25,096)
Dividends	—	—	—	—	—	—	(13,082)	—	—	(13,082)
Net income	—	—	—	—	—	—	405,577	—	—	405,577
Balances, November 30, 2021	—	51,594	5	2,355,767	333	(57,486)	392,495	—	(70,526)	2,620,255
Other comprehensive loss	—	—	—	—	—	—	—	—	(245,223)	(245,223)
Equity awards issued as acquisition purchase consideration	—	—	—	15,725	—	—	—	—	—	15,725
Acquisition of non-controlling interest in subsidiary	2,000	—	—	—	—	—	—	—	—	—
Net income attributable to non-controlling interest	591	—	—	—	—	—	—	—	—	—
Purchase of non-controlling interest in subsidiary	(2,591)	—	—	91	—	—	—	—	—	91
Share-based compensation activity	—	773	—	56,730	—	—	—	—	—	56,730
Repurchase of common stock for tax withholdings on equity awards	—	—	—	—	96	(12,474)	—	—	—	(12,474)
Repurchase of common stock	—	—	—	—	842	(120,819)	—	—	—	(120,819)
Dividends	—	—	—	—	—	—	(53,430)	—	—	(53,430)
Net income	—	—	—	—	—	—	435,049	—	—	435,049
Balances, November 30, 2022	$—	52,367	$5	$2,428,313	1,271	$(190,779)	$774,114	$—	$(315,749)	$2,695,904

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)

	Fiscal Years Ended November 30,
	2022	2021	2020
Cash flows from operating activities:
Net income before non-controlling interest	$435,640	$405,577	$164,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	146,864	140,236	129,283
Amortization	162,673	136,939	147,283
Non-cash share-based compensation	47,142	36,176	15,572
Provision for doubtful accounts	3,329	(202)	8,140
Deferred income taxes	(30,824)	(25,729)	(19,850)
Hypothetical current tax expense recorded for separate return basis presentation	—	—	17,223
Unrealized foreign exchange loss (gain)	374	(305)	5,647
Gain on divestitures and related transaction costs	—	(13,197)	—
Other	537	140	1,932
Changes in operating assets and liabilities:
Accounts receivable, net	(53,129)	(139,104)	(124,093)
Payable to former parent	—	(22,825)	4,230
Accounts payable	14,626	(4,546)	36,557
Other operating assets and liabilities	(126,512)	1,018	120,879
Net cash provided by operating activities	600,720	514,178	507,614
Cash flows from investing activities:
Repayments of loan to non-Concentrix subsidiary of former parent as part of its centralized treasury operations	—	—	67,676
Purchases of property and equipment	(140,018)	(149,079)	(171,332)
Acquisitions of business, net of cash and restricted cash acquired	(1,698,261)	(3,279)	(5,560)
Proceeds from divestitures, net of cash sold	—	73,708	—
Other investments	(1,000)	—	—
Net cash used in investing activities	(1,839,279)	(78,650)	(109,216)
Cash flows from financing activities:
Proceeds from the Credit Facility - Term Loan	2,100,000	—	—
Repayments of the Credit Facility - Term Loan	(225,000)	—	—
Proceeds from the Credit Facility - Prior Term Loan	—	—	900,000
Repayments of the Credit Facility - Prior Term Loan	(700,000)	(200,000)	—
Proceeds from the Securitization Facility	1,831,000	1,316,000	250,000
Repayments of the Securitization Facility	(1,579,500)	(1,461,000)	—
Cash paid for debt issuance costs	(9,331)	—	(8,521)
Repayments of borrowings from former parent	—	—	(1,476,703)
Purchase of non-controlling interest in subsidiary	(2,500)	—	—
Proceeds from exercise of stock options	9,588	13,697	—
Repurchase of common stock for tax withholdings on equity awards	(12,474)	(32,390)	—
Repurchase of common stock	(120,819)	(25,096)	—
Dividends paid	(53,430)	(13,082)	—
Net cash provided by (used in) financing activities	1,237,534	(401,871)	(335,224)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(24,522)	(6,998)	9,663
Net increase (decrease) in cash, cash equivalents and restricted cash	(25,547)	26,659	72,837
Cash, cash equivalents and restricted cash at beginning of year	183,010	156,351	83,514
Cash, cash equivalents and restricted cash at end of year	$157,463	$183,010	$156,351

Supplemental disclosures of cash flow information:
Interest paid on borrowings	$67,601	$20,775	$—
Income taxes paid	$143,865	$159,826	$76,609
Non-cash capital contribution from former parent	$—	$—	$594,320
Supplemental disclosure of non-cash investing activities:
Accrued costs for property and equipment purchases	$12,675	$16,251	$9,398

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(currency and share amounts in thousands, except per share amounts)

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION:
Background
Concentrix Corporation (“Concentrix,” the “CX business” or the “Company”) is a leading global provider of Customer Experience (“CX”) solutions and technology that help iconic and disruptive brands drive deep understanding, full lifecycle engagement, and differentiated experiences for their end-customers around the world. The Company provides end-to-end capabilities, including CX process optimization, technology innovation and design engineering, front- and back-office automation, analytics and business transformation services to clients in five primary industry verticals. The Company’s primary verticals are technology and consumer electronics, retail, travel and e-commerce, communications and media, banking, financial services and insurance, and healthcare.
On December 1, 2020, Concentrix and the CX business were separated from SYNNEX Corporation, now known as TD SYNNEX Corporation (“TD SYNNEX” or the “former parent”), through a tax-free distribution of all of the issued and outstanding shares of the Company’s common stock to TD SYNNEX stockholders (such separation and distribution, the “spin-off”). TD SYNNEX stockholders received one share of the Company’s common stock for each share of TD SYNNEX common stock held as of the close of business on November 17, 2020. As a result of the spin-off, the Company became an independent public company and the Company’s common stock commenced trading on the Nasdaq Stock Market (“Nasdaq”) under the symbol “CNXC” on December 1, 2020.
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
Risks and uncertainties related to the COVID-19 pandemic
At its height, the COVID-19 pandemic had a significant negative effect on the global economy, supply chains and labor force participation, and created significant volatility in financial markets. The Company successfully transitioned a significant portion of its workforce to a remote working environment throughout the second quarter of 2020 and implemented a number of safety and social distancing measures in the Company’s sites to protect the health and safety of staff. During fiscal year 2022, almost all of the Company’s workforce was productive, but the Company experienced the continued effects of the COVID-19 pandemic, as variants caused new waves of COVID-19 cases around the globe.
The extent of the future impact of the COVID-19 pandemic on the Company’s operational and financial performance, including its ability to execute business strategies and initiatives in the expected time frame, will depend on future developments, including the duration, spread and severity of the pandemic, the evolution of the virus and the effects of mutations in its genetic code, country and state restrictions regarding virus containment, the availability and effectiveness of vaccines and treatment options, accessibility to the Company’s delivery and operations locations, its continued utilization of remote work environments in response to future health and safety restrictions, the Company’s clients’ acceptance of remote work environments, and the effect on the Company’s clients’ businesses and the demand for their products and services, all of which are uncertain and cannot be predicted.
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
For all asset classes, the Company has elected the lessee practical expedient to combine lease and non-lease components (e.g., maintenance services) and account for the consolidated unit as a single lease component. Variable lease payments are recognized in the periods in which the obligations for those payments are incurred.
Business combinations
The purchase price is allocated to the assets acquired, liabilities assumed, and non-controlling interests in the acquired entity generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired entity and the Company and the value of the acquired assembled workforce, neither of which qualify for recognition as an intangible asset. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available. The Company includes the results of operations of the acquired business in the consolidated financial statements prospectively from the date of acquisition. Acquisition-related charges are recognized separately from the business combination and are expensed as incurred. These charges primarily include direct third-party professional and legal fees and integration-related costs.
Goodwill and intangible assets
The Company tests goodwill for impairment annually at the reporting unit level in the fiscal fourth quarter or more frequently if events or changes in circumstances indicate that it may be impaired. For purposes of the goodwill impairment test, the Company can elect to perform a quantitative or qualitative analysis. If the qualitative analysis is elected, goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The factors that are considered in the qualitative analysis include: macroeconomic conditions; industry and market considerations; cost factors such as increases in labor, or other costs that would have a negative effect on earnings and cash flows; and other relevant entity-specific events and information.
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
The values assigned to intangible assets are based on estimates and judgment regarding expectations for the length of customer relationships and the success of life cycle of technologies acquired in a business combination. Purchased intangible assets are amortized over the useful lives based on estimates of the use of the economic benefit of the asset or by using the straight line method.
Intangible assets consist of customer relationships, technology, trade names and non-compete agreements. Amortization is based on the pattern over which the economic benefits of the intangible assets will be consumed or, when the consumption pattern is not apparent, by using the straight line method over the following useful lives:

Customer relationships	10 - 15 years
Technology	5 years
Trade names	3 - 5 years
Non-compete agreements	3 years

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
The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through November 30, 2022, the Company has not experienced any credit losses on such deposits and derivative instruments.
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
In fiscal year 2022, no client accounted for more than 10% of the Company’s consolidated revenue. In fiscal years 2021 and 2020, one client accounted for 11.9% and 11.5%, respectively, of the Company’s consolidated revenue.
As of November 30, 2022 and 2021, one client comprised 12.4% and 15.3%, respectively, of the Company’s total accounts receivable balance.
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
Income taxes
Prior to December 1, 2020, the Company’s operations were included in the tax returns filed by the respective former parent entities of which the Company’s businesses were a part. For the fiscal year ended November 30, 2020, income tax expense and other income tax related information contained in these consolidated financial statements are presented on a separate return basis as if the Company filed its own tax returns.
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
Foreign currency translations
The functional currencies of the legal entities’ financial statements included in these consolidated financial statements are the local currencies of the legal entities and are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the month. Translation adjustments resulting from the translation of the legal entities’ accounts are included in “Accumulated other comprehensive income (loss).” Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other expense (income), net.”
Other comprehensive income
The primary components of other comprehensive income for the Company include foreign currency translation adjustments arising from the combination of foreign legal entities engaged in the CX business, unrealized gains and losses on cash flow hedges, and changes in unrecognized pension and post-retirement benefits.
Share-based compensation
Share-based compensation cost for stock options, restricted stock awards and restricted stock units is determined based on the fair value at the measurement date. The Company recognizes share-based compensation cost as expense for these awards ratably on a straight-line basis over the requisite service period. Share-based compensation for performance-based restricted stock units is measured based on fair value at the initial measurement date and is adjusted each reporting period, as necessary, to reflect changes in management’s assessment of the probability that performance conditions will be satisfied and, for certain awards, to reflect changes in the Company’s stock price. The Company recognizes share-based compensation cost associated with its performance-based restricted stock units over the requisite service period if it is probable that the performance conditions will be satisfied. The Company accounts for expense reductions that result from the forfeiture of unvested awards in the period that the forfeitures occur.
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

Accounting pronouncements recently adopted
In December 2019, the FASB issued new guidance that simplified the accounting for income taxes. The guidance is effective for annual reporting periods beginning after December 15, 2020, and interim periods within those reporting periods. This standard became effective for the Company in fiscal year 2022 and did not have a material impact on the consolidated financial statements.
No other new accounting pronouncements recently adopted or issued had or are expected to have a material impact on the consolidated financial statements.
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
Purchase price consideration
The total purchase price consideration, net of cash and restricted cash acquired, for the acquisition of PK was $1,573.3 million, which was funded by proceeds from the Company’s new term loan (the “Term Loan”) under its amended senior secured credit facility (the “Credit Facility”) and additional borrowings under its accounts receivable securitization facility (the “Securitization Facility”). See Note 9—Borrowings for a further discussion of the Term Loan, the Credit Facility and the Securitization Facility.

The purchase price consideration to acquire PK consisted of the following:

Cash consideration for PK stock (1)	$1,177,342
Cash consideration for PK vested equity awards (2)	246,229
Cash consideration for repayment of PK debt, including accrued interest (3)	148,492
Cash consideration for transaction expenses of PK (4)	22,842
Total cash consideration	1,594,905
Non-cash equity consideration for conversion of PK equity awards (5)	15,725
Total consideration transferred	1,610,630
Less: Cash and restricted cash acquired (6)	37,310
Total purchase price consideration	$1,573,320

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
(6) Represents the PK cash and restricted cash balance acquired at the acquisition.

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

The following table summarizes the final fair values of the assets acquired, liabilities assumed and non-controlling interest as of the acquisition date:

As of
December 27, 2021
Assets acquired:
Cash and cash equivalents	$30,798
Accounts receivable	85,367
Property and equipment	11,158
Operating lease right-of-use assets	12,288
Identifiable intangible assets	469,300
Goodwill	1,119,068
Other assets	26,449
Total assets acquired	1,754,428

Liabilities assumed and non-controlling interest:
Accounts payable and accrued liabilities	78,092
Operating lease liabilities	12,288
Deferred tax liabilities	51,418
Non-controlling interest	2,000
Total liabilities assumed and non-controlling interest	143,798

Total consideration transferred	$1,610,630

The purchase price allocation includes $469,300 of acquired identifiable intangible assets, all of which have finite lives. The fair value of the identifiable intangible assets has been estimated by using the income approach through a discounted cash flow analysis of certain cash flow projections. The cash flow projections are based on forecasts used by the Company to price the PK acquisition, and the discount rates applied were benchmarked by referencing the implied rate of return of the Company’s pricing model and the weighted average cost of capital. The intangible assets are being amortized over their estimated useful lives on either a straight-line basis or an accelerated method that reflects the economic benefit of the asset. The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future forecasted cash flows of the Company following the acquisition of PK.

The amounts allocated to intangible assets are as follows:

	Gross Carrying Amount	Weighted-Average Useful Life
Customer relationships	$398,600	15 years
Technology	63,500	5 years
Trade name	5,000	3 years
Non-compete agreements	2,200	3 years
Total	$469,300

Supplemental Pro Forma Information (unaudited)

The supplemental pro forma financial information presented below is for illustrative purposes only, does not include the pro forma adjustments that would be required under Regulation S-X for pro forma financial information, is not necessarily indicative of the financial position or results of operations that would have been realized if the PK acquisition had been completed on December 1, 2020, does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances.

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
•An adjustment to interest expense to reflect the additional borrowings of Concentrix under the Credit Facility and the repayment of PK’s historical debt in conjunction with the acquisition.
•The related income tax effects of the adjustments noted above.

The supplemental pro forma financial information for the periods presented is as follows:

	Fiscal Years Ended November 30,
	2022	2021
Revenue	$6,357,434	$6,023,726
Net income	431,816	392,837

ServiceSource Acquisition

Background

On July 20, 2022, the Company completed its acquisition of ServiceSource International, Inc. (“ServiceSource”), a global outsourced go-to-market services provider, delivering business-to-business (“B2B”) digital sales and customer success solutions that complemented Concentrix’ offerings in this area.
Purchase price consideration
The total purchase price consideration, net of cash acquired, for the acquisition of ServiceSource was $141.5 million, which was primarily funded by cash on the Company’s balance sheet, as well as borrowings under the Company’s Securitization Facility.

The preliminary purchase price consideration to acquire ServiceSource consisted of the following:

Cash consideration for ServiceSource stock (1)	$150,392
Cash consideration for ServiceSource vested and unvested equity awards (2)	6,704
Cash consideration for repayment of ServiceSource debt, including accrued interest (3)	10,063
Total consideration transferred	167,159
Less: Cash and restricted cash acquired (4)	25,652
Total purchase price consideration	$141,507

(1) Represents the cash consideration paid for the outstanding shares of ServiceSource’s common stock.
(2) Represents the cash consideration paid or to be paid for vested and unvested ServiceSource stock option awards, restricted stock units and performance stock units.
(3) Represents the cash consideration paid to retire ServiceSource’s outstanding third-party debt, including accrued interest.
(4) Represents the ServiceSource cash and restricted cash balance acquired at the acquisition.
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

The following table summarizes the preliminary estimates of fair values of the assets acquired and liabilities assumed as of the acquisition date:

As of
July 20, 2022
Assets acquired:
Cash and cash equivalents	$24,355
Accounts receivable	40,097
Property and equipment	8,112
Operating lease right-of-use assets	29,487
Identifiable intangible assets	40,200
Goodwill	45,502
Net deferred tax assets	22,724
Other assets	20,238
Total assets acquired	230,715

Liabilities assumed:
Accounts payable and accrued liabilities	34,069
Operating lease liabilities	29,487
Total liabilities assumed	63,556

Total consideration transferred	$167,159

As of November 30, 2022, the purchase price allocation is preliminary. The preliminary purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (not to exceed twelve months following the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of identifiable intangible assets acquired, the fair value of certain tangible assets acquired and liabilities assumed, and deferred income taxes. The Company expects to continue to obtain information for the purpose of determining the fair value of the assets acquired and liabilities assumed on the acquisition date throughout the remainder of the measurement period. During the three months ended November 30, 2022, measurement period adjustments were recorded to estimate net deferred tax assets at the acquired value as disclosed in the table above, resulting in a corresponding decrease to goodwill.

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

Results of acquired operations

The results of the acquired operations of PK and ServiceSource have been included in the consolidated financial statements since the respective acquisition dates. The following table provides the results of acquired operations included in the consolidated statement of operations from the respective acquisition dates through November 30, 2022:

Fiscal Year Ended
November 30, 2022
Revenue	$512,942
Loss before income taxes	(8,472)

In connection with the acquisitions, the Company incurred $33,763 of acquisition-related and integration expenses for the fiscal year ended November 30, 2022. These expenses primarily include legal and professional services, cash-settled awards, severance and retention payments and costs associated with lease terminations to integrate the businesses. These acquisition-related and integration expenses were recorded within selling, general and administrative expenses in the consolidated statement of operations.

Divestitures

In July 2021, the Company completed the sales of its insurance third-party administration operations and software platform, Concentrix Insurance Solutions (“CIS”), and another non-CX solutions business in separate transactions for total cash consideration of approximately $73,708. The divestitures generated a pre-tax gain of approximately $13,197, net of related transaction costs. The gain on divestitures and related transaction costs were included in selling, general and administrative expenses in the consolidated statements of operations for the fiscal year ended November 30, 2021.
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
The Company recorded share-based compensation expense in the consolidated statements of operations for fiscal years 2022, 2021 and 2020 as follows:

	Fiscal Years Ended November 30,
	2022	2021	2020
Total share-based compensation	$47,516	$36,762	$15,914
Tax benefit recorded in the provision for income taxes	(12,069)	(9,234)	(3,979)
Effect on net income	$35,447	$27,528	$11,935
Share-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.
Employee Stock Options
The Company uses the Black-Scholes valuation model to estimate the fair value of stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The stock options have ten-year terms and vesting terms of five years.
A summary of the changes in the former parent employee stock options during fiscal year 2020 is presented below:

	Options Outstanding
	Number of former parent shares (in thousands)	Weighted- average exercise price per former parent share
Balance as of November 30, 2019	122	$92.68
Options granted	—	—
Balance as of November 30, 2020	122	$92.68

A summary of the changes in the employee stock options during fiscal years 2021 and 2022 is presented below:

	Options Outstanding
	Number of shares (in thousands)	Weighted- average exercise price per share
Balance as of December 1, 2020 (converted from former parent stock options in connection with the spin-off) (1)	684	$45.84
Options granted	26	119.72
Options exercised	(269)	43.34
Balance as of November 30, 2021	441	51.75
Options granted	—	—
Options issued in conversion of certain vested PK stock options (2)	119	45.81
Options exercised	(165)	46.38
Balance as of November 30, 2022	395	$52.60
(1)Amounts represent Concentrix awards, including those held by TD SYNNEX employees.
(2)Amounts represent the issuance of vested Concentrix stock options that were issued in conversion of certain vested PK stock options that were assumed by Concentrix pursuant to the merger agreement with PK.

The fair value of the stock options issued in conversion of certain vested PK stock options during fiscal year 2022 is $132.42 per share. As of November 30, 2022, 395 options were outstanding with a weighted-average life of 5.83 years and an aggregate pre-tax intrinsic value of $27,552. As of November 30, 2022, 300 options were vested and exercisable with a weighted-average life of 5.55 years, a weighted-average exercise price of $50.24 per share, and an aggregate pre-tax intrinsic value of $21,621.
As of November 30, 2022, the unamortized share-based compensation expense related to unvested stock options under the Concentrix Stock Incentive Plan was $1,110, which will be recognized over an estimated weighted-average amortization period of 2.21 years.
Restricted Stock Awards, Restricted Stock Units and Performance-Based Restricted Stock Units
The fair value of restricted stock awards and restricted stock units granted under the Concentrix Stock Incentive Plan in fiscal year 2022 were determined based on the Company’s stock price at the date of grant. The awards are expensed on a straight line basis over the vesting term, typically four or five years. The holders of restricted stock awards are entitled to the same voting, dividend and other rights as the Company’s common stockholders.

In fiscal year 2022, the Company granted performance-based restricted stock units, which included annual awards to the Company’s senior executive team and retention and new hire awards to staff who joined the Company as part of the PK acquisition. The performance-based restricted stock units will vest, if at all, upon the achievement of certain annual financial targets during the three-year periods ending November 30, 2024 and August 31, 2025.

The Company granted performance-based restricted stock units in fiscal year 2021. These performance-based restricted stock units will vest, if at all, upon achievement of certain annual financial targets during the three-year period ending November 30, 2023.

A summary of the changes in the former parent non-vested restricted stock awards, restricted stock units, and performance-based restricted stock units during fiscal year 2020 is presented below:

	Number of former parent shares (in thousands)	Weighted-average, grant-date fair value per former parent share
Non-vested as of November 30, 2019	591	$102.12
Awards granted	7	78.47
Units granted	1	83.88
Awards and units vested	(110)	102.77
Awards and units cancelled/forfeited	(31)	102.04
Non-vested as of November 30, 2020	458	$101.57
A summary of the changes in the non-vested restricted stock awards, restricted stock units, and performance-based stock units during fiscal years 2021 and 2022, including the conversion of former parent awards and stock units previously discussed, is presented below:

	Number of shares (in thousands)	Weighted-average, grant-date fair value per share
Balance as of December 1, 2020 (converted from former parent awards and units in connection with the spin-off) (1)	827	$51.53
Awards granted	495	134.65
Units granted (2)	226	154.53
Awards and units vested	(504)	61.95
Awards and units cancelled/forfeited	(64)	84.20
Non-vested as of November 30, 2021	980	109.92
Awards granted	510	139.31
Units granted (2)	294	130.98
Awards and units vested	(283)	91.62
Awards and units cancelled/forfeited	(106)	118.79
Non-vested as of November 30, 2022	1,395	$124.69
(1)Amounts represent Concentrix awards, including those held by TD SYNNEX employees.
(2)For performance-based restricted stock units, the target number of shares that can be awarded upon full vesting of the grants is included.

As of November 30, 2022, there was $141,836 of total unamortized share-based compensation expense related to non-vested restricted stock awards, restricted stock units and performance-based restricted stock units granted under the Concentrix Stock Incentive Plan. That cost is expected to be recognized over an estimated weighted-average amortization period of 3.18 years.

NOTE 5—BALANCE SHEET COMPONENTS:
Cash, cash equivalents and restricted cash:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	As of November 30,
	2022	2021
Cash and cash equivalents	$145,382	$182,038
Restricted cash included in other current assets	12,081	972
Cash, cash equivalents and restricted cash	$157,463	$183,010
Restricted cash balances relate primarily to funds held for clients, restrictions placed on cash deposits by banks as collateral for the issuance of bank guarantees and the terms of a government grant, and letters of credit for leases.
Accounts receivable, net:

Accounts receivable, net is comprised of the following as of November 30, 2022 and 2021:

	As of November 30,
	2022	2021
Billed accounts receivable	$782,049	$714,032
Unbilled accounts receivable	613,222	499,342
Less: Allowance for doubtful accounts	(4,797)	(5,421)
Accounts receivable, net	$1,390,474	$1,207,953

Allowance for doubtful trade receivables:

Presented below is a progression of the allowance for doubtful trade receivables:

	Fiscal Years Ended November 30,
	2022	2021	2020
Balance at beginning of period	$5,421	$8,963	$6,055
Net additions (reductions)	3,329	(202)	8,140
Write-offs and reclassifications	(3,953)	(3,340)	(5,232)
Balance at end of period	$4,797	$5,421	$8,963

Property and equipment, net:

The following table summarizes the carrying amounts and related accumulated depreciation for property and equipment as of November 30, 2022 and 2021:

	As of November 30,
	2022	2021
Land	$27,336	$27,677
Equipment, computers and software	542,209	488,270
Furniture and fixtures	89,167	90,442
Buildings, building improvements and leasehold improvements	362,218	364,166
Construction-in-progress	14,975	10,741
Total property and equipment, gross	$1,035,905	$981,296
Less: Accumulated depreciation	(632,076)	(574,152)
Property and equipment, net	$403,829	$407,144

Shown below are the countries where 10% or more of the Company’s property and equipment, net are located as of November 30, 2022 and 2021:

	As of November 30,
	2022	2021
Property and equipment, net:
United States	$123,184	$101,333
Philippines	76,361	87,548
India	42,698	46,167
Others	161,586	172,096
Total	$403,829	$407,144

Accumulated other comprehensive income (loss):
The components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes, were as follows:

	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustment and other, net of taxes	Total
Balance, November 30, 2020	$(38,584)	$29,239	$5,531	$(3,814)
Other comprehensive income (loss) before reclassification	15,839	(8,396)	(51,909)	(44,466)
Reclassification of (gains) losses from other comprehensive income (loss)	—	(22,246)	—	(22,246)
Balance, November 30, 2021	$(22,745)	$(1,403)	$(46,378)	$(70,526)
Other comprehensive income (loss) before reclassification	14,274	(45,464)	(240,986)	(272,176)
Reclassification of gains from other comprehensive income (loss)	—	26,953	—	26,953
Balance, November 30, 2022	$(8,471)	$(19,914)	$(287,364)	$(315,749)
Refer to Note 7—Derivative Instruments for the location of gains and losses on cash flow hedges reclassified from other comprehensive income (loss) to the consolidated statements of operations. Reclassifications of amortization of actuarial (gains) losses of defined benefit plans is recorded in “Other expense (income), net” in the consolidated statement of operations.
NOTE 6—GOODWILL AND INTANGIBLE ASSETS:

Goodwill

The Company tests goodwill for impairment annually as of the fourth quarter of its fiscal year and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Goodwill impairment testing is performed at the reporting unit level. Based on the current year assessment, we concluded that no impairment charges were necessary for the Company’s reporting unit. We have not recorded any impairment charges related to goodwill during the three-year period ended November 30, 2022.
Below is a progression of goodwill for fiscal years 2022 and 2021:

	Fiscal Years Ended November 30,
	2022	2021
Balance, beginning of year	$1,813,502	$1,836,050
Acquisitions	1,165,072	3,502
Divestitures	—	(14,690)
Foreign currency translation	(74,172)	(11,360)
Balance, end of year	$2,904,402	$1,813,502

Other Intangible Assets

The Company’s other intangible assets, primarily acquired through business combinations, are subject to amortization and are evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amounts. No impairment charges were recognized in any period presented. As of November 30, 2022 and 2021, the Company’s other intangible assets consisted of the following:

	As of November 30, 2022			As of November 30, 2021
	Gross amounts	Accumulated amortization	Net amounts	Gross amounts	Accumulated amortization	Net amounts
Customer relationships	$1,731,610	$(811,727)	$919,883	$1,347,961	$(694,701)	$653,260
Technology	79,728	(21,820)	57,908	10,835	(8,900)	1,935
Trade names	14,552	(8,291)	6,261	6,724	(6,391)	333
Non-compete agreements	2,200	(680)	1,520	—	—	—
	$1,828,090	$(842,518)	$985,572	$1,365,520	$(709,992)	$655,528

Amortization expense for intangible assets was $162,673, $136,939, and $147,283 for the fiscal years ended November 30, 2022, 2021 and 2020, respectively, and the related estimated expense for the five subsequent fiscal years and thereafter is as follows:

Fiscal Years Ending November 30,	Amortization Expense
2023	$156,643
2024	145,746
2025	133,700
2026	117,237
2027	87,022
Thereafter	345,224
Total	$985,572
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

Cash Flow Hedges
To protect gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s legal entities with functional currencies that are not U.S. dollars may hedge a portion of forecasted revenue or costs not denominated in the entities’ functional currencies. These instruments mature at various dates through November 2024. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of “Revenue” in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of foreign currency costs are recognized as a component of “Cost of revenue” or “Selling, general and administrative expenses” in the same period as the related costs are recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions.
Non-Designated Derivatives
The Company uses short-term forward contracts to offset the foreign exchange risk of assets and liabilities denominated in currencies other than the functional currencies of the Company’s legal entities that own the assets or liabilities. These contracts, which are not designated as hedging instruments, mature or settle within twelve months. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.
Fair Values of Derivative Instruments in the Consolidated Balance Sheets
The fair values of the Company’s derivative instruments are disclosed in Note 8—Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item	November 30, 2022	November 30, 2021
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$1,465,853	$1,415,447
Other current assets	22,839	10,058
Other accrued liabilities	14,934	12,542
Derivative instruments designated as cash flow hedges:
Foreign exchange forward contracts (notional value)	$963,844	$918,097
Other current assets and other assets	6,389	7,851
Other accrued liabilities and other long-term liabilities	32,935	9,736
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

		Fiscal Years Ended November 30,
	Location of gain (loss) in statement of operations	2022	2021	2020
Derivative instruments designated as cash flow hedges:
(Losses) gains recognized in OCI:
Foreign exchange forward contracts		$(60,891)	$(11,105)	$45,986

Gains (losses) reclassified from AOCI into income:
Foreign exchange forward contracts
(Loss) gain reclassified from AOCI into income	Cost of revenue for services	$(28,108)	$21,138	$21,532
(Loss) gain reclassified from AOCI into income	Selling, general and administrative expenses	(8,121)	8,606	8,841
Total		$(36,229)	$29,744	$30,373

Derivative instruments not designated as hedging instruments:
(Loss) gain recognized from foreign exchange forward contracts, net(1)	Other expense (income), net	$(57,983)	$(2,880)	$32,150
(1)    The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net losses in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $26,286.
Offsetting of Derivatives
In the consolidated balance sheets, the Company does not offset derivative assets against liabilities in master netting arrangements.
Credit exposure for derivative financial instruments is limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the Company’s obligations to the counterparties. The Company manages the potential risk of credit losses through careful evaluation of counterparty credit standing and selection of counterparties from a limited group of financial institutions with high credit standing.

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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of November 30, 2022				As of November 30, 2021
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$89,932	$89,932	$—	$—	$77,332	$77,332	$—	$—
Foreign government bond	1,529	1,529	—	—	1,446	1,446	—	—
Forward foreign currency exchange contracts	29,228	—	29,228	—	17,909	—	17,909	—
Liabilities:
Forward foreign currency exchange contracts	$47,869	$—	$47,869	$—	$22,278	$—	$22,278	$—
The Company’s cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Investment in a foreign government bond classified as an available-for-sale debt security is recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates. Fair values of long-term foreign currency exchange contracts are measured using valuations based upon quoted prices for similar assets and liabilities in active markets and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. The effect of nonperformance risk on the fair value of derivative instruments was not material as of November 30, 2022 and 2021.
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
During fiscal years 2022, 2021 and 2020, there were no transfers between the fair value measurement category levels.

NOTE 9—BORROWINGS:
Borrowings consist of the following:

	As of November 30,
	2022	2021
Credit Facility - current portion of Term Loan component	$—	$—
Current portion of long-term debt	$—	$—

Credit Facility - Term Loan component	$1,875,000	$—
Credit Facility - Prior Term Loan component	—	700,000
Securitization Facility	356,500	105,000
Long-term debt, before unamortized debt discount and issuance costs	2,231,500	805,000
Less: unamortized debt discount and issuance costs	(7,212)	(2,983)
Long-term debt, net	$2,224,288	$802,017
Credit Facility
On December 27, 2021, in connection with the closing of the acquisition of PK, Concentrix entered into an amended senior secured credit facility (the “Credit Facility”) to (i) refinance the then-outstanding term loan (the “Prior Term Loan”) with a new term loan, which was fully advanced, in the aggregate outstanding principal amount of $2,100,000 (the “Term Loan”), (ii) increase the commitments under its revolving credit facility to $1,000,000 (the “Revolver”), (iii) extend the maturity of the Credit Facility from November 30, 2025 to December 27, 2026, (iv) replace LIBOR with SOFR (the Secured Overnight Financing Rate) as the primary reference rate used to calculate interest on the loans under the Credit Facility, and (v) modify the commitment fee on the unused portion of the Revolver and the margins in excess of the reference rates at which the loans under the Credit Facility bear interest. The proceeds from the Term Loan and additional borrowings under the Securitization Facility were used to repay the outstanding principal amount of the Prior Term Loan and to finance the acquisition of PK, including the repayment of certain indebtedness of PK and the payment of fees and expenses in connection with the acquisition of PK.
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
Beginning August 31, 2022, the outstanding principal of the Term Loan became payable in quarterly installments of $26,250, with the unpaid balance due in full on the maturity date. During the fiscal year ended November 30, 2022, the Company paid $225,000 of the principal balance on the Term Loan, including $172,500 of voluntary prepayments, without penalty.
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
Obligations under the Credit Facility are secured by substantially all of the assets of Concentrix Corporation and certain of its U.S. subsidiaries and are guaranteed by certain of its U.S. subsidiaries.
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
At November 30, 2022 and 2021, no amounts were outstanding under the Revolver.
Securitization Facility
On July 6, 2022, the Company entered into an amendment to its accounts receivable securitization facility (the “Securitization Facility”), which was initially entered into on October 30, 2020, to (i) increase the commitment of the lenders to provide available borrowings from up to $350,000 to up to $500,000, (ii) extend the termination date of the Securitization Facility from October 28, 2022 to July 5, 2024, and (iii) replace LIBOR with SOFR as one of the reference rates used to calculate interest on borrowings under the Securitization Facility. In addition, the interest rate margins were amended, such that borrowings under the Securitization Facility that are funded through the issuance of commercial paper bear interest at the applicable commercial paper rate plus a spread of 0.70% and, otherwise, at a per annum rate equal to the applicable SOFR rate (which includes a SOFR related adjustment of 0.10%), plus a spread of 0.80%.
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
Covenant compliance
As of November 30, 2022, Concentrix was in compliance with all covenants for the above arrangements.
Future principal payments
As of November 30, 2022, future principal payments under the above loans for the subsequent fiscal years are as follows:

Amount
Fiscal Years Ending November 30,
2023	$—
2024	394,000
2025	105,000
2026	105,000
2027	1,627,500
Total	$2,231,500

NOTE 10—REVENUE:
Disaggregated revenue
In the following tables, the Company’s revenue is disaggregated by primary industry verticals and geographic location:

	Fiscal Years Ended November 30,
	2022	2021	2020
Industry vertical:
Technology and consumer electronics	$1,980,666	$1,759,203	$1,422,817
Retail, travel and ecommerce	1,184,086	985,550	796,324
Communications and media	1,076,289	1,005,283	954,234
Banking, financial services and insurance	967,810	862,033	712,469
Healthcare	608,169	489,855	392,686
Other	507,453	485,091	441,004
Total	$6,324,473	$5,587,015	$4,719,534
The following table presents revenue by geographical location where the Company’s services are delivered. Shown below are the countries that account for the Company’s revenue for the periods presented:

	Fiscal Years Ended November 30,
	2022	2021	2020
Revenue by geography:
Philippines	$1,476,706	$1,335,326	$1,205,764
United States	1,388,514	884,777	812,903
India	811,492	723,495	615,291
Canada	326,162	338,255	215,248
Germany	232,282	233,001	173,513
Great Britain	211,219	307,109	235,006
Others	1,878,098	1,765,052	1,461,809
Total	$6,324,473	$5,587,015	$4,719,534
Deferred revenue contract liabilities and deferred costs to obtain or fulfill a contract are not material.
NOTE 11—TRANSACTIONS WITH FORMER PARENT:
The Company provides certain services related to its core business to TD SYNNEX, its former parent. Revenue from CX services to former parent is included in the statements of operations. The cost associated with such services is reported as cost of revenue in the statements of operations. The Company purchases certain products from TD SYNNEX and records compensation expense for share-based awards granted by TD SYNNEX to Concentrix employees prior to the spin-off. Prior to December 1, 2020, the Company received allocations of corporate expenses by way of a monthly management fee and received financing for acquisition and operations under the terms of intra-TD SYNNEX group borrowing arrangements.

Prior to December 1, 2020, the Company consisted of the CX business of TD SYNNEX and thus, transactions with TD SYNNEX were considered related party transactions. On December 1, 2020, in connection with the spin-off, the Company became an independent publicly-traded company. The following table presents the Company’s related party transactions with TD SYNNEX prior to the spin-off.

Fiscal Year Ended
November 30, 2020
Revenue from customer experience services to Parent	$20,855
Purchases from Parent and its non-Concentrix subsidiaries	—
Interest expense on borrowings from Parent	50,615
Interest income on borrowings made to Parent	2,065
Corporate allocations	1,574
Share-based compensation	15,914
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
NOTE 12—PENSION AND EMPLOYEE BENEFITS PLANS:
The Company has a 401(k) plan in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in the 401(k) plan on the first day of the month after their employment date. The Company may make discretionary contributions under the plan. Employees in most of the Company’s non-U.S. legal entities are covered by government mandated defined contribution plans. During fiscal years 2022, 2021 and 2020, the Company contributed $83,792, $72,561 and $64,286, respectively, to defined contribution plans.
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
The Company’s measurement date for all defined benefit plans and other post-retirement benefits is November 30. The plan assumptions for both the U.S. and non-U.S. defined benefit pension plans are evaluated annually and are updated as deemed necessary. Net benefit costs related to defined benefit plans were $9,437, $13,427 and $13,602, during fiscal years 2022, 2021 and 2020, respectively.

Components of pension cost for the Company’s defined benefit plans are as follows:

	Fiscal Years Ended November 30,
	2022	2021	2020
Service costs	$7,031	$8,148	$7,498
Interest costs on projected benefit obligation	6,828	6,284	8,385
Expected return on plan assets	(6,562)	(6,032)	(6,403)
Amortization and deferrals, net	1,540	4,542	2,851
Settlement charges	600	485	1,271
Total pension costs	$9,437	$13,427	$13,602

Service costs are recorded in cost of services and selling, general and administrative expenses while the remaining components of total pension costs are recorded within other expense (income), net in the consolidated statements of operations.

The status of the Company’s defined benefit plans is summarized below:

	Fiscal Years Ended November 30,
	2022	2021
Change in Benefit Obligation:
Benefit obligation at beginning of year	$266,620	$281,957
Service costs	7,031	8,148
Interest costs	6,828	6,284
Actuarial gains (1)	(43,290)	(6,679)
Benefits paid	(16,899)	(14,844)
Settlements	(4,676)	(5,893)
Foreign currency adjustments	(6,448)	(2,353)
Projected obligation at end of year	$209,166	$266,620

Change in Plan Assets:
Fair value of plan assets at beginning of year	$161,931	$147,558
Actual return on assets	(20,648)	13,534
Settlements	(5,195)	(5,893)
Employer contributions	12,776	14,563
Benefits paid	(10,754)	(7,711)
Foreign currency adjustments	(759)	(120)
Fair value of plan assets at end of year	$137,351	$161,931

Funded Status of Plans:
Unfunded status	$71,815	$104,689
(1)The actuarial gains in fiscal year 2022 were primarily due to an increase in the discount rate for the Company’s cash balance plan as of the November 30, 2022 measurement date.

Amounts recognized in the consolidated balance sheet and recorded within other accrued liabilities and other long-term liabilities as of November 30, 2022 and 2021 consist of the following:

	As of November 30,
	2022	2021
Current liability	$14,913	$15,884
Non-current liability	56,902	88,805
Total	$71,815	$104,689
The accumulated benefit obligation for all defined benefit pension plans was $200,198 and $256,257 at November 30, 2022 and 2021, respectively.
The following weighted-average rates were used in determining the benefit obligations as of November 30, 2022 and 2021:

	As of November 30,
	2022	2021
Discount rate	4.0% - 7.5%	1.2% - 5.3%
Interest crediting rate for cash balance plan	4.0%	4.0%
Expected rate of future compensation growth	1.8% - 8.8%	1.8% - 8.5%
The following weighted-average rates were used in determining the pension costs for the fiscal years ended November 30, 2022 and 2021:

	Fiscal Years Ended November 30,
	2022	2021
Discount rate	1.2% - 5.3%	0.3% - 4.8%
Interest crediting rate for cash balance plan	4.0%	4.0%
Expected return on plan assets	1.0% - 7.0%	1.0% - 7.5%
Expected rate of future compensation growth	1.8% - 10.0%	1.8% - 8.5%
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
The range of discount rates utilized in determining the pension cost and projected benefit obligation of the Company’s defined benefit plans reflects a lower prevalent rate applicable to the frozen cash balance plan for eligible employees in U.S. and a higher applicable rate for the unfunded defined benefit plan for certain eligible employees in the Philippines, France and Malaysia. The plans outside the U.S. represented approximately 28% and 25% of the Company’s total projected benefit obligation for all defined benefit plans as of November 30, 2022 and 2021, respectively.

Plan Assets
As of November 30, 2022 and 2021, plan assets for the cash balance plan consisted of common/collective trusts (of which approximately 62% are invested in equity backed funds and approximately 38% are invested in funds in fixed income instruments) and a private equity fund. The Company’s targeted allocation was 60% equity and 40% fixed income. The investment objectives for the plan assets are to generate returns that will enable the plan to meet its future obligations. The Company’s expected long-term rate of return was determined based on the asset mix of the plan, projected returns, past performance and other factors. The following table sets forth by level within the fair value hierarchy, total plan assets at fair value as of November 30, 2022 and 2021, including the cash balance plan and other funded benefit plans:

Investments	As of November 30, 2022	As of Quoted Prices in Active Markets for Identical Assets (Level 1)	As of Significant Other Observable Inputs (Level 2)	As of Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$4,034	$4,034	$—	$—
Common/collective trusts:
Fixed income	47,439	—	47,439	—
U.S. large cap	31,352	—	31,352	—
U.S. small cap	8,567	—	8,567	—
International equity	36,773	—	36,773	—
Governmental bonds	6,073	—	6,073	—
Corporate bonds	2,998	—	2,998	—
Investment funds	—	—	—	—
Limited partnership	115	—	—	115
Total investments	$137,351	$4,034	$133,202	$115

Investments	As of November 30, 2021	As of Quoted Prices in Active Markets for Identical Assets (Level 1)	As of Significant Other Observable Inputs (Level 2)	As of Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$3,383	$3,383	$—	$—
Common/collective trusts:
Fixed income	59,955	—	59,955	—
U.S. large cap	39,318	—	39,318	—
U.S. small cap	10,100	—	10,100	—
International equity	39,930	—	39,930	—
Governmental bonds	5,493	—	5,493	—
Corporate bonds	3,528	—	3,528	—
Investment funds	—	—	—	—
Limited partnership	224	—	—	224
Total investments	$161,931	$3,383	$158,324	$224

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
Benefit Payments
The following table details expected benefit payments for the cash balance plan and other defined benefit plans:

Fiscal Years Ending November 30,
2023	$42,913
2024	27,128
2025	24,466
2026	22,344
2027	21,037
Thereafter	87,286
Total	$225,174
The Company expects to make approximately $1,877 in contributions during fiscal year 2023.
NOTE 13—LEASES:
The Company leases certain of its facilities and equipment under operating lease agreements, which expire in various periods through 2035. The Company’s finance leases are not material.
The following table presents the various components of lease costs:

	Fiscal Years Ended November 30,
	2022	2021	2020
Operating lease cost	$199,609	$203,508	$202,852
Short-term lease cost	20,451	15,767	9,917
Variable lease cost	45,997	40,215	41,060
Sublease income	(3,226)	(1,738)	(1,668)
Total operating lease cost	$262,831	$257,752	$252,161

The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five fiscal years and thereafter as of November 30, 2022:

Fiscal Years Ending November 30,
2023	$186,849
2024	152,785
2025	104,229
2026	55,500
2027	23,447
Thereafter	27,241
Total payments	550,051
Less: imputed interest*	(50,577)
Total present value of lease payments	$499,474

*Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.
The following amounts were recorded in the consolidated balance sheet as of November 30, 2022 and 2021:

		As of November 30,
Operating leases	Balance sheet location	2022	2021
Operating lease ROU assets	Other assets, net	$473,039	$489,171
Current operating lease liabilities	Other accrued liabilities	158,801	153,329
Non-current operating lease liabilities	Other long-term liabilities	340,673	354,471
The following table presents supplemental cash flow information related to the Company’s operating leases. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Fiscal Years Ended November 30,
Cash flow information	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$196,168	$200,096	$206,585
Non-cash ROU assets obtained in exchange for lease liabilities	191,055	156,406	147,292
The weighted-average remaining lease term and discount rate as of November 30, 2022 and 2021, respectively, were as follows:

	As of November 30,
Operating lease term and discount rate	2022	2021
Weighted-average remaining lease term (years)	3.72	3.81
Weighted-average discount rate	5.24%	5.82%

NOTE 14—INCOME TAXES:
The sources of income before the provision for income taxes are as follows:

	Fiscal Years Ended November 30,
	2022	2021	2020
United States	$7,883	$66,274	$(64,491)
Foreign	597,120	489,422	332,386
Total income before income taxes	$605,003	$555,696	$267,895
Provision for income taxes consists of the following:

	Fiscal Years Ended November 30,
	2022	2021	2020
Current tax provision (benefit):
Federal	$65,423	$54,809	$22,336
State	5,151	8,058	10
Foreign	129,613	112,981	100,588
	$200,187	$175,848	$122,934
Deferred tax provision (benefit):
Federal	$(19,596)	$(19,119)	$49
State	(12,303)	(2,798)	(336)
Foreign	1,075	(3,812)	(19,563)
	(30,824)	(25,729)	(19,850)
Total income tax provision	$169,363	$150,119	$103,084
Provision for income taxes for fiscal year 2020 was increased by an adjustment of $26,823 ($17,203 current tax expense plus $9,600 deferred tax expense) to reflect the hypothetical tax impact if Concentrix was not part of TD SYNNEX’ U.S. consolidated group and thereby suffered a much higher U.S. foreign tax credit limitation. The offset to the hypothetical tax expense was reflected in the former parent company investment balance, a component of equity on the consolidated balance sheet.
The following presents the breakdown of net deferred tax liabilities after netting by taxing jurisdiction:

	As of November 30,
	2022	2021
Deferred tax assets	$48,541	$48,413
Deferred tax liabilities	105,458	109,471
Total net deferred tax liabilities	$56,917	$61,058

Net deferred tax liabilities consist of the following:

	As of November 30,
	2022	2021
Assets:
Net operating losses	$143,593	$68,360
Accruals and other reserves	41,119	48,469
Depreciation and amortization	13,319	12,625
U.S. interest limitation carry forward	4,026	984
Share-based compensation expense	7,505	4,464
Deferred revenue	4,335	4,629
Tax credits	8,415	2,506
Foreign tax credit	1,373	2,359
Operating lease liabilities	95,935	90,270
Intercompany loans payable	62,544	—
Other	17,616	16,607
Gross deferred tax assets	399,780	251,273
Valuation allowance	(103,169)	(31,016)
Total deferred tax assets	$296,611	$220,257
Liabilities:
Intangible assets	$232,930	$160,802
Unremitted non-US earnings	31,223	32,199
Operating lease right-of-use assets	89,375	88,314
Total deferred tax liabilities	353,528	281,315
Net deferred tax liabilities	$56,917	$61,058
The valuation allowance relates primarily to certain state and foreign net operating loss carry forwards, foreign deferred items and state credits. The Company’s assessment is that it is not more likely than not that these deferred tax assets will be realized.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Years Ended November 30,
	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal income tax benefit	(1.4)%	0.6%	(0.2)%
International rate difference	(2.7)%	(1.0)%	1.3%
Withholding taxes	1.1%	0.4%	0.8%
Uncertain tax benefits	(0.3)%	0.3%	0.9%
Changes in valuation allowance	1.3%	(1.6)%	0.5%
Impact of inclusion of foreign income (1)	9.2%	2.8%	3.3%
Hypothetical current tax expense recorded for separate return basis presentation	—%	—%	10.0%
Other (2)	(0.2)%	4.5%	0.9%
Effective income tax rate	28.0%	27.0%	38.5%
(1)    Represents Subpart F income, Base Erosion and Anti-Abuse Tax (BEAT), and Global Intangible Low-Taxed Income (GILTI) (less Section 250 deduction), net of associated foreign tax credits.
(2)    Includes additional tax gain on the sale of CIS for the fiscal year ended November 30, 2021.
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
As of November 30, 2022, the Company had approximately $1,715,750 of undistributed earnings of its non-U.S. subsidiaries for which it has not provided for non-U.S. withholding taxes and state taxes because such earnings are intended to be reinvested indefinitely in international operations. It is not practicable to determine the amount of applicable taxes that would be due if such earnings were distributed. Accordingly, the Company has not provisioned U.S. state taxes and non-U.S. withholding taxes on the non-U.S. legal entities for which the earnings are permanently reinvested.
As of November 30, 2022, the Company had net operating loss carry forwards of approximately $344,847 and $52,815 for federal and state purposes, respectively. The federal net operating loss carry forward and the state net operating loss carry forwards will begin to expire in the fiscal year ending November 30, 2023. The increase in net operating loss carry forwards was due to the acquisition of ServiceSource and an incremental valuation allowance was established due to limitations under Section 382 of the Internal Revenue Code of 1986. The Company also had approximately $118,199 of foreign net operating loss carry forwards that will also begin to expire in fiscal year ending November 30, 2023 if not used. In addition, the Company has approximately $10,153 of various federal and state income tax credit carry forwards that, if not used, will begin to expire in the fiscal year ending November 30, 2023. Utilization of the acquired loss carry forwards may be limited pursuant to Section 382 of the Internal Revenue Code of 1986.
The Company enjoys tax holidays in certain jurisdictions, primarily China, Costa Rica, Nicaragua and the Philippines. The tax holidays provide for lower or zero rates of taxation and require various thresholds of investment and business activities in those jurisdictions. The estimated tax benefits from the above tax holidays for fiscal years 2022, 2021, and 2020 were approximately $10,315, $9,160, and $12,850, respectively.

The aggregate changes in the balances of gross unrecognized tax benefits, excluding accrued interest and penalties, during fiscal years 2022, 2021, and 2020 were as follows:

Balance as of November 30, 2019	$48,928
Additions based on tax positions related to the current year	5,081
Additions for tax positions of prior years and acquisition	4,108
Settlements	(144)
Lapse of statute of limitations	(10,061)
Changes due to translation of foreign currencies	1
Balance as of November 30, 2020	47,913
Additions based on tax positions related to the current year	3,602
Reductions for tax positions of prior years	(1,638)
Settlements	(2,108)
Lapse of statute of limitations	(426)
Changes due to translation of foreign currencies	104
Balance as of November 30, 2021	47,447
Additions based on tax positions related to the current year	42,749
Settlements	(4,882)
Lapse of statute of limitations	(14,351)
Balance as of November 30, 2022	$70,963
The Company conducts business globally and files income tax returns in various U.S. and non-U.S. jurisdictions. The Company is subject to continuous examination and audits by various tax authorities. Significant audits are underway in the United States and India. The Company is not aware of any material exposures arising from these tax audits or in other jurisdictions not already provided for.
Although timing of the resolution of audits and/or appeals is highly uncertain, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits as of November 30, 2022 could decrease between $37,192 and $39,991 in the next twelve months. The Company is no longer subject to U.S. federal income tax audit for returns covering years through fiscal year 2017. The Company is no longer subject to non-U.S. or U.S. state income tax audits for returns covering years through fiscal year 2012 and fiscal year 2014, respectively.
The liability for unrecognized tax benefits was $78,501 and $56,308 at November 30, 2022 and November 30, 2021, respectively, and is included in other long-term liabilities in the consolidated balance sheets. As of November 30, 2022 and 2021, $40,793 and $48,438 of the total unrecognized tax benefits, net of federal benefit, would affect the effective tax rate, if realized. The Company’s policy is to include interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes. As of November 30, 2022 and 2021, the Company had accrued $7,538 and $8,861, respectively, in income taxes payable related to accrued interest and penalties. The net interest and penalties balance and the aggregate changes in the balance of gross unrecognized tax benefits as of November 30, 2021 include an immaterial prior period disclosure adjustment to properly present the balances. This disclosure adjustment resulted in no impact to the Company’s consolidated balance sheets or consolidated statement of operations for any period presented.
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
Basic EPS is generally computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is generally computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of restricted stock units and stock options are reflected in diluted net income per share by applying the treasury stock method. There were no Concentrix equity awards outstanding prior to the spin-off, thus the computation of basic and diluted earnings per common share for all prior year periods disclosed is calculated using the 51.6 million shares issued in connection with the spin-off.

	Fiscal Years Ended November 30,
	2022	2021	2020
Basic earnings per common share:
Net income	$435,049	$405,577	$164,811
Less: net income allocated to participating securities(1)	(6,631)	(5,785)	—
Net income attributable to common stockholders	$428,418	$399,792	$164,811

Weighted average common shares - basic	51,353	51,355	51,602

Basic earnings per common share	$8.34	$7.78	$3.19

Diluted earnings per common share:
Net income	$435,049	$405,577	$164,811
Less: net income allocated to participating securities(1)	(6,583)	(5,724)	—
Net income attributable to common stockholders	$428,466	$399,853	$164,811

Weighted-average number of common shares - basic	51,353	51,355	51,602
Effect of dilutive securities:
Stock options and restricted stock units	387	559	—
Weighted-average number of common shares - diluted	51,740	51,914	51,602

Diluted earnings per common share	$8.28	$7.70	$3.19
(1)    Restricted stock awards granted to employees by the Company are considered participating securities.

NOTE 17—STOCKHOLDERS’ EQUITY:

Share repurchase program
In September 2021, the Company’s board of directors authorized the Company to purchase up to $500,000 of the Company’s outstanding shares of common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. The repurchase program has no termination date and may be suspended or discontinued at any time. During the fiscal years ended November 30, 2022 and 2021, the Company repurchased 842 and 138 shares, respectively, of its common stock for an aggregate purchase price of $120,819 and $25,100, respectively. The share repurchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes. At November 30, 2022, approximately $354,085 remained available for share repurchases under the existing authorization from the Company’s board of directors.

Dividends
During fiscal years 2022 and 2021, the Company has paid the following dividends per share approved by the Company’s board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
September 27, 2021	October 22, 2021	$0.25	November 2, 2021
January 18, 2022	January 28, 2022	$0.25	February 8, 2022
March 29, 2022	April 29, 2022	$0.25	May 10, 2022
June 27, 2022	July 29, 2022	$0.25	August 9, 2022
September 8, 2022	October 28, 2022	$0.275	November 8, 2022

On January 19, 2023, the Company announced a cash dividend of $0.275 per share to stockholders of record as of January 30, 2023, payable on February 10, 2023.

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
Report of management on internal control over financial reporting
Management’s Report on Internal Control over Financial Reporting, as of November 30, 2022, appears in Part II, Item 8, of this Annual Report on Form 10-K, and is incorporated herein by reference.
The effectiveness of the Company’s internal control over financial reporting, as of November 30, 2022, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8, of this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information required by this Item 10 is incorporated by reference to the material under the headings “Board of Directors,” “Board Committees,” “Proposals Requiring Your Vote—Proposal No. 1: Election of Directors,” and “Our Named Executive Officers” in the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which we will file with the SEC not later than March 30, 2023.
Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is being made, it can be found under the caption “Delinquent Section 16(a) Reports” in the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which we will file with the SEC not later than March 30, 2023, and is incorporated herein by reference.
Our Code of Ethical Business Conduct, with which our directors, officers and staff must comply, establishes legal and ethical standards for conducting our business, including in accordance with applicable Nasdaq listing standards and SEC regulations. Our Code of Ethical Business Conduct is available free of charge on the “Governance Documents” page of the Investor Relations section of our website at www.concentrix.com, and a copy may also be obtained, upon request, from our Corporate Secretary at 39899 Balentine Drive, Newark, California, 94560. Future waivers from, or amendments to, our Code of Ethical Business Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions will be timely posted on the webpage referenced in this paragraph.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference to the material under the headings “Board Committees—Compensation Committee,” “Director Compensation,” “Compensation Discussion and Analysis,” “2022 Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal Year 2022,” “Outstanding Equity Awards at 2022 Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal Year 2022,” “Pension Benefits,” “Potential Payments upon Termination or in Connection with a Change of Control,” “CEO Pay Ratio,” and “Corporate Governance—Risk Management” in the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which we will file with the SEC not later than March 30, 2023.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated by reference to the material under the headings “Beneficial Ownership of Securities” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which we will file with the SEC not later than March 30, 2023.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference to the material under the headings “Corporate Governance—Related Party Transactions” and “Board of Directors—Director Independence” in the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which we will file with the SEC not later than March 30, 2023.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated by reference to the material under the heading “Proposals Requiring Your Vote—Proposal No. 2: Ratification of Appointment of Independent Registered Public

Accounting Firm” in the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which we will file with the SEC not later than March 30, 2023.
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
CONCENTRIX
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended November 30, 2022, 2021 and 2020
(in thousands)
(Amounts may not add due to rounding)

		Additions/Deductions
	Balances at Beginning of Fiscal Year	Charged to Revenue and Expense, net	Additions from Acquisitions	Reclassifications and Write-offs	Balances at End of Fiscal Year
Fiscal Year Ended November 30, 2022
Allowance for deferred tax assets	$31,016	$9,269	$63,804	$(920)	$103,169
Fiscal Year Ended November 30, 2021
Allowance for deferred tax assets	$45,026	$239	$—	$(14,249)	$31,016
Fiscal Year Ended November 30, 2020
Allowance for deferred tax assets	$44,892	$6,037	$—	$(5,903)	$45,026

(a)(3) Exhibits

Exhibit No.	Exhibit Description
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

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 2, 2020).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference by Exhibit 3.2 to the Company's Annual Report on Form 10-K filed on January 28, 2022).

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

10.9
Second Amendment to Receivables Financing Agreement, dated as of July 6, 2022, by and among Concentrix Receivables, Inc., as borrower, the Company, as servicer, the lenders party thereto, and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 8, 2022).

10.10
Offer Letter, dated as of November 24, 2020, by and between the Company and Christopher Caldwell (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 25, 2020).†

10.11	Concentrix Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 2, 2020).†

10.12
Form of Restricted Stock Award Agreement under the Concentrix Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2021).†

10.13
Form of Restricted Stock Award Agreement under the Concentrix Corporation 2020 Stock Incentive Plan (Non-Employee Directors) (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on February 16, 2021).†

10.14
Form of Restricted Stock Unit Award Agreement under the Concentrix Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 16, 2021).†

10.15
Form of Stock Option Award Agreement under the Concentrix Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 22, 2021).†

10.16
Form of Restricted Stock Award Agreement under the Concentrix Corporation 2020 Stock Incentive Plan (2022) (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed on January 28, 2022).†

10.17
Form of Restricted Stock Unit Award Agreement under the Concentrix Corporation 2020 Stock Incentive Plan (2022) (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on January 28, 2022).†

10.18
Form of Performance Restricted Stock Unit Award Agreement under the Concentrix Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed on January 28, 2022).†

10.19	Concentrix Corporation 2020 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 8, 2022).†

10.20	Concentrix Corporation Change of Control Severance Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 2, 2020).†

10.21
Form of Indemnification Agreement between the Company and individual directors and officers (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form 10 filed by Concentrix Corporation on October 13, 2020 (File No. 001-39494)).†

10.22
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
Date: January 27, 2023

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

Name	Title	Date

/s/ Christopher Caldwell	President and Chief Executive Officer (Principal Executive Officer) and Director	January 27, 2023
Christopher Caldwell

/s/ Andre Valentine	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	January 27, 2023
Andre Valentine

/s/ Teh-Chien Chou	Director	January 27, 2023
Teh-Chien Chou

/s/ LaVerne Council	Director	January 27, 2023
LaVerne Council

/s/ Jennifer Deason	Director	January 27, 2023
Jennifer Deason

/s/ Kathryn Hayley	Director	January 27, 2023
Kathryn Hayley

/s/ Kathryn Marinello	Director	January 27, 2023
Kathryn Marinello

/s/ Dennis Polk	Director	January 27, 2023
Dennis Polk

/s/ Ann Vezina	Director	January 27, 2023
Ann Vezina