Form 10-Q
period 2023-02-28
Concentrix Corp
filed 2023-04-07
CIK 1803599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding as of March 31, 2023
Common Stock, $0.0001 par value	52,061,583

Concentrix Corporation
Form 10-Q
Index

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONCENTRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)

	February 28, 2023	November 30, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$178,386	$145,382
Accounts receivable, net	1,381,610	1,390,474
Other current assets	188,141	218,476
Total current assets	1,748,137	1,754,332
Property and equipment, net	399,132	403,829
Goodwill	2,905,078	2,904,402
Intangible assets, net	948,904	985,572
Deferred tax assets	44,934	48,541
Other assets	576,885	573,092
Total assets	$6,623,070	$6,669,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$141,666	$161,190
Current portion of long-term debt	—	—
Accrued compensation and benefits	388,786	506,966
Other accrued liabilities	392,722	395,304
Income taxes payable	70,792	68,663
Total current liabilities	993,966	1,132,123
Long-term debt, net	2,220,207	2,224,288
Other long-term liabilities	508,770	511,995
Deferred tax liabilities	99,626	105,458
Total liabilities	3,822,569	3,973,864
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized and no shares issued and outstanding as of February 28, 2023 and November 30, 2022, respectively	—	—
Common stock, $0.0001 par value, 250,000 shares authorized; 52,595 and 52,367 shares issued as of February 28, 2023 and November 30, 2022, respectively, and 51,195 and 51,096 shares outstanding as of February 28, 2023 and November 30, 2022, respectively	5	5
Additional paid-in capital	2,447,418	2,428,313
Treasury stock, 1,400 and 1,271 shares as of February 28, 2023 and November 30, 2022, respectively	(208,996)	(190,779)
Retained earnings	847,671	774,114
Accumulated other comprehensive loss	(285,597)	(315,749)
Total stockholders’ equity	2,800,501	2,695,904
Total liabilities and stockholders’ equity	$6,623,070	$6,669,768

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	February 28, 2023	February 28, 2022
Revenue	$1,636,404	$1,536,052
Cost of revenue	1,055,243	997,918
Gross profit	581,161	538,134
Selling, general and administrative expenses	425,114	390,389
Operating income	156,047	147,745
Interest expense and finance charges, net	33,990	8,770
Other expense (income), net	3,714	(7,616)
Income before income taxes	118,343	146,591
Provision for income taxes	30,473	36,052
Net income before non-controlling interest	87,870	110,539
Less: Net income attributable to non-controlling interest	—	266
Net income attributable to Concentrix Corporation	$87,870	$110,273

Earnings per common share:
Basic	$1.69	$2.11
Diluted	$1.68	$2.09
Weighted-average common shares outstanding:
Basic	51,150	51,629
Diluted	51,476	52,046

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended
	February 28, 2023	February 28, 2022
Net income before non-controlling interest	$87,870	$110,539
Other comprehensive income (loss):
Unrealized gains (losses) of defined benefit plans, net of taxes of $109 and $0 for the three months ended February 28, 2023 and 2022, respectively	(552)	773
Unrealized gains (losses) on cash flow hedges during the period, net of taxes of $(2,549) and $947 for the three months ended February 28, 2023 and 2022, respectively	7,654	(2,760)
Reclassification of net (gains) losses on cash flow hedges to net income, net of taxes of $(1,934) and $232 for the three months ended February 28, 2023 and 2022, respectively	5,807	(673)
Total change in unrealized gains (losses) on cash flow hedges, net of taxes	13,461	(3,433)
Foreign currency translation, net of taxes of $0 for the three months ended February 28, 2023 and 2022, respectively	17,243	(13,839)
Other comprehensive income (loss)	30,152	(16,499)
Comprehensive income	118,022	94,040
Less: Comprehensive income attributable to non-controlling interest	—	266
Comprehensive income attributable to Concentrix Corporation	$118,022	$93,774

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency and share amounts in thousands)
(unaudited)

	Three Months Ended February 28, 2023 and 2022
		Concentrix Corporation Stockholders’ Equity
		Common stock			Treasury stock
	Redeemable non-controlling interest	Shares	Amount	Additional paid-in capital	Shares	Amount	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances, November 30, 2021	$—	51,594	$5	$2,355,767	333	$(57,486)	$392,495	$(70,526)	$2,620,255
Other comprehensive loss	—	—	—	—	—	—	—	(16,499)	(16,499)
Equity awards issued as acquisition purchase consideration	—	—	—	15,725	—	—	—	—	15,725
Acquisition of non-controlling interest in subsidiary	2,000	—	—	—	—	—	—	—	—
Net income attributable to non-controlling interest	266	—	—	—	—	—	—	—	—
Share-based compensation activity	—	70	—	17,911	—	—	—	—	17,911
Repurchase of common stock for tax withholdings on equity awards	—	—	—	—	15	(2,554)	—	—	(2,554)
Repurchase of common stock	—	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	(13,112)	—	(13,112)
Net income	—	—	—	—	—	—	110,273	—	110,273
Balances, February 28, 2022	$2,266	51,664	$5	$2,389,403	348	$(60,040)	$489,656	$(87,025)	$2,731,999

Balances, November 30, 2022	$—	52,367	$5	$2,428,313	1,271	$(190,779)	$774,114	$(315,749)	$2,695,904
Other comprehensive income	—	—	—	—	—	—	—	30,152	30,152
Share-based compensation activity	—	228	—	19,105	—	—	—	—	19,105
Repurchase of common stock for tax withholdings on equity awards	—	—	—	—	58	(8,216)	—	—	(8,216)
Repurchase of common stock	—	—	—	—	71	(10,001)	—	—	(10,001)
Dividends	—	—	—	—	—	—	(14,313)	—	(14,313)
Net income	—	—	—	—	—	—	87,870	—	87,870
Balances, February 28, 2023	$—	52,595	$5	$2,447,418	1,400	$(208,996)	$847,671	$(285,597)	$2,800,501

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Three Months Ended
	February 28, 2023	February 28, 2022
Cash flows from operating activities:
Net income before non-controlling interest	$87,870	$110,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,175	36,037
Amortization	39,260	38,056
Non-cash share-based compensation expense	16,601	15,030
Provision for doubtful accounts	1,722	1,948
Deferred income taxes	(7,393)	(10,646)
Unrealized foreign exchange loss	—	726
Pension and other post-retirement benefit costs	2,934	5,722
Pension and other post-retirement plan contributions	(615)	(931)
Other	433	(98)
Changes in operating assets and liabilities:
Accounts receivable, net	112	(30,188)
Accounts payable	(9,672)	(7,171)
Other operating assets and liabilities	(65,534)	(114,009)
Net cash provided by operating activities	103,893	45,015
Cash flows from investing activities:
Purchases of property and equipment	(39,597)	(45,393)
Acquisition of business, net of cash and restricted cash acquired	—	(1,564,430)
Other investments	—	(1,000)
Net cash used in investing activities	(39,597)	(1,610,823)
Cash flows from financing activities:
Proceeds from the Credit Facility - Term Loan	—	2,100,000
Repayments of the Credit Facility - Term Loan	(25,000)	—
Repayments of the Credit Facility - Prior Term Loan	—	(700,000)
Proceeds from the Securitization Facility	417,500	508,000
Repayments of the Securitization Facility	(397,000)	(359,000)
Cash paid for debt issuance costs	—	(8,863)
Proceeds from exercise of stock options	2,504	2,882
Repurchase of common stock for tax withholdings on equity awards	(8,216)	(2,554)
Repurchase of common stock	(10,001)	—
Dividends paid	(14,313)	(13,112)
Net cash provided by (used in) financing activities	(34,526)	1,527,353
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,797	(1,395)
Net increase (decrease) in cash, cash equivalents and restricted cash	32,567	(39,850)
Cash, cash equivalents and restricted cash at beginning of year	157,463	183,010
Cash, cash equivalents and restricted cash at end of period	$190,030	$143,160

Supplemental disclosure of non-cash investing activities:
Accrued costs for property and equipment purchases	$5,747	$6,293

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(currency and share amounts in thousands, except per share amounts)

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION:
Background
Concentrix Corporation (“Concentrix” or the “Company”) is a leading global provider of Customer Experience (“CX”) solutions and technology that help iconic and disruptive brands drive deep understanding, full lifecycle engagement, and differentiated experiences for their end-customers around the world. The Company provides end-to-end capabilities, including CX process optimization, technology innovation and design engineering, front- and back-office automation, analytics and business transformation services to clients in five primary industry verticals. The Company’s primary verticals are technology and consumer electronics, retail, travel and e-commerce, communications and media, banking, financial services and insurance, and healthcare.
Basis of presentation
The accompanying interim unaudited consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2022 have been derived from the Company’s annual audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These interim consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2022. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the consolidated financial statements related to the prior years have been reclassified to conform to the current year’s presentation.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
For a discussion of the Company’s significant accounting policies, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2022. Recently adopted accounting pronouncements are discussed below.
Concentration of credit risk
For the three months ended February 28, 2023, no client accounted for more than 10% of the Company’s consolidated revenue. For the three months ended February 28, 2022, one client accounted for 10.3% of the Company’s consolidated revenue.
As of February 28, 2023, no client comprised more than 10% of the Company’s total accounts receivable balance. As of November 30, 2022, one client comprised 12.4% of the Company’s total accounts receivable balance.

Recently adopted accounting pronouncements
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued new guidance that simplified the accounting for income taxes. The guidance was effective for annual reporting periods beginning after December 15, 2020, and interim periods within those reporting periods. This standard became effective for the Company in fiscal year 2022 and did not have a material impact on the consolidated financial statements.
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

The supplemental pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the PK acquisition had occurred on December 1, 2020 to give effect to certain events that the Company believes to be directly attributable to the acquisition. These pro forma adjustments primarily include:

•An increase in amortization expense that would have been recognized due to acquired identifiable intangible assets.
•An adjustment to interest expense to reflect the additional borrowings of Concentrix under the Credit Facility and the repayment of PK’s historical debt in conjunction with the acquisition.
•The related income tax effects of the adjustments noted above.

The supplemental pro forma financial information for the prior period first fiscal quarter is as follows:

Three Months Ended
February 28, 2022
Revenue	$1,569,013
Net income	106,351

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

As of February 28, 2023, the purchase price allocation is preliminary. The preliminary purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (not to exceed twelve months following the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of identifiable intangible assets acquired, the fair value of certain tangible assets acquired and liabilities assumed, and deferred income taxes. The Company expects to continue to obtain information for the purpose of determining the fair value of the assets acquired and liabilities assumed on the acquisition date throughout the remainder of the measurement period. Measurement period adjustments to the preliminary purchase price allocation during the three months ended February 28, 2023 were not material.

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

Acquisition-related and integration expenses

In connection with the acquisitions of PK and ServiceSource, the Company incurred $5,543 and $922 of acquisition-related and integration expenses for the three months ended February 28, 2023 and 2022, respectively. These expenses primarily include legal and professional services, cash-settled awards, severance and retention payments and costs associated with lease terminations to integrate the businesses. These acquisition-related and integration expenses were recorded within selling, general and administrative expenses in the consolidated statement of operations.

NOTE 4—SHARE-BASED COMPENSATION:
The Company recognizes share-based compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock awards, restricted stock units and performance-based restricted stock units based on estimated fair values.

In January 2023, the Company granted 53 restricted stock awards and restricted stock units and 52 performance-based restricted stock units under the Concentrix Stock Incentive Plan, which included annual awards to the Company’s senior executive team. The restricted stock awards and restricted stock units had a weighted average grant date fair value of $138.79 per share and vest over a service period of four years. The performance-based restricted stock units will vest, if at all, upon the achievement of certain annual financial targets during the three-year period ending November 30, 2025. The performance-based restricted stock units had a grant date weighted average fair value of $136.19 per share.
The Company recorded share-based compensation expense in the consolidated statements of operations for the three months ended February 28, 2023 and 2022 as follows:

	Three Months Ended
	February 28, 2023	February 28, 2022
Total share-based compensation	$16,754	$15,169
Tax benefit recorded in the provision for income taxes	(4,188)	(3,852)
Effect on net income	$12,566	$11,317
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

NOTE 5—BALANCE SHEET COMPONENTS:

Cash, cash equivalents and restricted cash:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	As of
	February 28, 2023	November 30, 2022
Cash and cash equivalents	$178,386	$145,382
Restricted cash included in other current assets	11,644	12,081
Cash, cash equivalents and restricted cash	$190,030	$157,463
Restricted cash balances relate primarily to funds held for clients, restrictions placed on cash deposits by banks as collateral for the issuance of bank guarantees and the terms of a government grant, and letters of credit for leases.
Accounts receivable, net:
Accounts receivable, net is comprised of the following as of February 28, 2023 and November 30, 2022:

	As of
	February 28, 2023	November 30, 2022
Billed accounts receivable	$813,828	$782,049
Unbilled accounts receivable	573,866	613,222
Less: Allowance for doubtful accounts	(6,084)	(4,797)
Accounts receivable, net	$1,381,610	$1,390,474
Allowance for doubtful trade receivables:
Presented below is a progression of the allowance for doubtful trade receivables:

	Three Months Ended
	February 28, 2023	February 28, 2022
Balance at beginning of period	$4,797	$5,421
Net additions (reductions)	1,722	1,948
Write-offs and reclassifications	(435)	(465)
Balance at end of period	$6,084	$6,904

Property and equipment, net:
The following table summarizes the carrying amounts and related accumulated depreciation for property and equipment as of February 28, 2023 and November 30, 2022:

	As of
	February 28, 2023	November 30, 2022
Land	$27,376	$27,336
Equipment, computers and software	567,165	542,209
Furniture and fixtures	89,530	89,167
Buildings, building improvements and leasehold improvements	377,283	362,218
Construction-in-progress	8,231	14,975
Total property and equipment, gross	$1,069,585	$1,035,905
Less: Accumulated depreciation	(670,453)	(632,076)
Property and equipment, net	$399,132	$403,829
Shown below are the countries where 10% or more of the Company’s property and equipment, net are located as of February 28, 2023 and November 30, 2022:

	As of
	February 28, 2023	November 30, 2022
Property and equipment, net:
United States	$120,613	$123,184
Philippines	76,275	76,361
India	44,111	42,698
Others	158,133	161,586
Total	$399,132	$403,829
Goodwill:
The following table summarizes the changes in the Company’s goodwill for the three months ended February 28, 2023 and 2022:

	Three Months Ended
	February 28, 2023	February 28, 2022
Balance at beginning of period	$2,904,402	$1,813,502
Acquisitions	—	1,132,017
Foreign exchange translation	676	(3,080)
Balance at end of period	$2,905,078	$2,942,439

Intangible assets, net:
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of February 28, 2023 and November 30, 2022:

	As of February 28, 2023			As of November 30, 2022
	Gross amounts	Accumulated amortization	Net amounts	Gross amounts	Accumulated amortization	Net amounts
Customer relationships	$1,737,414	$(849,731)	$887,683	$1,731,610	$(811,727)	$919,883
Technology	79,724	(25,418)	54,306	79,728	(21,820)	57,908
Trade names	14,567	(8,988)	5,579	14,552	(8,291)	6,261
Non-compete agreements	2,200	(864)	1,336	2,200	(680)	1,520
	$1,833,905	$(885,001)	$948,904	$1,828,090	$(842,518)	$985,572
Estimated future amortization expense of the Company’s intangible assets is as follows:

Fiscal years ending November 30,
2023 (remaining nine months)	$117,883
2024	146,111
2025	134,021
2026	117,517
2027	87,264
Thereafter	346,108
Total	$948,904
Accumulated other comprehensive income (loss):
The components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes, were as follows:

	Three Months Ended February 28, 2023 and 2022
	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustments, net of taxes	Total
Balance, November 30, 2021	$(22,745)	$(1,403)	$(46,378)	$(70,526)
Other comprehensive income (loss) before reclassification	773	(2,760)	(13,839)	(15,826)
Reclassification of gains from other comprehensive income (loss)	—	(673)	—	(673)
Balances at February 28, 2022	$(21,972)	$(4,836)	$(60,217)	$(87,025)

Balance, November 30, 2022	$(8,471)	$(19,914)	$(287,364)	$(315,749)
Other comprehensive income (loss) before reclassification	(552)	7,654	17,243	24,345
Reclassification of gains from other comprehensive income (loss)	—	5,807	—	5,807
Balances at February 28, 2023	$(9,023)	$(6,453)	$(270,121)	$(285,597)
Refer to Note 6—Derivative Instruments for the location of gains and losses on cash flow hedges reclassified from other comprehensive income (loss) to the consolidated statements of operations. Reclassifications of amortization of actuarial (gains) losses of defined benefit plans is recorded in “Other expense (income), net” in the consolidated statement of operations.
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
Cash Flow Hedges
To protect gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s legal entities with functional currencies that are not U.S. dollars may hedge a portion of forecasted revenue or costs not denominated in the entities’ functional currencies. These instruments mature at various dates through February 2025. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of “Revenue” in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of foreign currency costs are recognized as a component of “Cost of revenue” or “Selling, general and administrative expenses” in the same period as the related costs are recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions.
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

Fair Values of Derivative Instruments in the Consolidated Balance Sheets
The fair values of the Company’s derivative instruments are disclosed in Note 7—Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item	February 28, 2023	November 30, 2022
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$1,535,892	$1,465,853
Other current assets	19,249	22,839
Other accrued liabilities	13,582	14,934
Derivative instruments designated as cash flow hedges:
Foreign exchange forward contracts (notional value)	$1,026,969	$963,844
Other current assets and other assets	10,731	6,389
Other accrued liabilities and other long-term liabilities	19,332	32,935
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

		Three Months Ended
	Locations of gain (loss) in statement of operations	February 28, 2023	February 28, 2022
Derivative instruments designated as cash flow hedges
Gains (losses) recognized in OCI:
Foreign exchange forward contracts		$10,203	$(3,707)

(Losses) gains reclassified from AOCI into income:
Foreign exchange forward contracts
(Loss) gain reclassified from AOCI into income	Cost of revenue for services	$(5,760)	$415
(Loss) gain reclassified from AOCI into income	Selling, general and administrative expenses	(1,981)	490
Total		$(7,741)	$905

Derivative instruments not designated as hedging instruments:
Gain (loss) recognized from foreign exchange forward contracts, net(1)	Other expense (income), net	$6,225	$(1,012)
(1)    The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net losses in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $10,899.
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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of February 28, 2023				As of November 30, 2022
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$92,715	$92,715	$—	$—	$89,932	$89,932	$—	$—
Foreign government bond	1,564	1,564	—	—	1,529	1,529	—	—
Forward foreign currency exchange contracts	29,980	—	29,980	—	29,228	—	29,228	—
Liabilities:
Forward foreign currency exchange contracts	$32,914	$—	$32,914	$—	$47,869	$—	$47,869	$—
The Company’s cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Investment in foreign government bond classified as an available-for-sale debt security is recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates. Fair values of long-term foreign currency exchange contracts are measured using valuations based upon quoted prices for similar assets and liabilities in active markets and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. The effect of nonperformance risk on the fair value of derivative instruments was not material as of February 28, 2023 and November 30, 2022.
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
During the three months ended February 28, 2023 and 2022, there were no transfers between the fair value measurement category levels.

NOTE 8—BORROWINGS:
Borrowings consist of the following:

	As of
	February 28, 2023	November 30, 2022
Credit Facility - current portion of Term Loan component	$—	$—
Current portion of long term debt	$—	$—

Credit Facility - Term Loan component	$1,850,000	$1,875,000
Securitization Facility	377,000	356,500
Long-term debt, before unamortized debt discount and issuance costs	2,227,000	2,231,500
Less: unamortized debt discount and issuance costs	(6,793)	(7,212)
Long-term debt, net	$2,220,207	$2,224,288

Credit Facility

On December 27, 2021, in connection with the closing of the acquisition of PK, Concentrix entered into the Credit Facility to (i) refinance the then-outstanding term loan (the “Prior Term Loan”) with the Term Loan, which was fully advanced, in the aggregate outstanding principal amount of $2,100,000, (ii) increase the commitments under its revolving credit facility to $1,000,000 (the “Revolver”), (iii) extend the maturity of the Credit Facility from November 30, 2025 to December 27, 2026, (iv) replace LIBOR with SOFR (the Secured Overnight Financing Rate) as the primary reference rate used to calculate interest on the loans under the Credit Facility, and (v) modify the commitment fee on the unused portion of the Revolver and the margins in excess of the reference rates at which the loans under the Credit Facility bear interest. The proceeds from the Term Loan and additional borrowings under the Securitization Facility were used to repay the outstanding principal amount of the Prior Term Loan and to finance the acquisition of PK, including the repayment of certain indebtedness of PK and the payment of fees and expenses in connection with the acquisition of PK.

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

Beginning August 31, 2022, the outstanding principal of the Term Loan became payable in quarterly installments of $26,250, with the unpaid balance due in full on the maturity date. During the three months ended February 28, 2023, the Company paid $25,000 of voluntary principal prepayments, without penalty, on the Term Loan. Based on the Company’s required and voluntary principal prepayments made to date, the next quarterly installment of $26,250 is due in November of 2024.

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
The Credit Facility contains various loan covenants that restrict the ability of Concentrix Corporation and its subsidiaries to take certain actions, including incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, entering into certain transactions with affiliates or changing the nature of their business. In addition, the Credit Facility contains financial covenants that require Concentrix to maintain at the end of each fiscal quarter, (i) a consolidated leverage ratio (as defined in the Credit Facility) not to exceed 3.75 to 1.0 and (ii) a consolidated interest coverage ratio (as defined in the Credit Facility) equal to or greater than 3.00 to 1.0. The Credit Facility also contains various customary events of default, including payment defaults, defaults under certain other indebtedness, and a change of control of Concentrix.
At February 28, 2023 and November 30, 2022, no amounts were outstanding under the Revolver.
Securitization Facility
On July 6, 2022, the Company entered into an amendment to the Securitization Facility, which was initially entered into on October 30, 2020, to (i) increase the commitment of the lenders to provide available borrowings from up to $350,000 to up to $500,000, (ii) extend the termination date of the Securitization Facility from October 28, 2022 to July 5, 2024, and (iii) replace LIBOR with SOFR as one of the reference rates used to calculate interest on borrowings under the Securitization Facility. In addition, the interest rate margins were amended, such that borrowings under the Securitization Facility that are funded through the issuance of commercial paper bear interest at the applicable commercial paper rate plus a spread of 0.70% and, otherwise, at a per annum rate equal to the applicable SOFR rate (which includes a SOFR related adjustment of 0.10%), plus a spread of 0.80%.
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
Covenant compliance
As of February 28, 2023 and November 30, 2022, Concentrix was in compliance with all covenants for the above arrangements.

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

	Three Months Ended
	February 28, 2023	February 28, 2022
Basic earnings per common share:
Net income	$87,870	$110,273
Less: net income allocated to participating securities(1)	(1,556)	(1,554)
Net income attributable to common stockholders	$86,314	$108,719

Weighted-average number of common shares - basic	51,150	51,629

Basic earnings per common share	$1.69	$2.11

Diluted earnings per common share:
Net income	$87,870	$110,273
Less: net income allocated to participating securities(1)	(1,546)	(1,542)
Net income attributable to common stockholders	$86,324	$108,731

Weighted-average number of common shares - basic	51,150	51,629
Effect of dilutive securities:
Stock options and restricted stock units	326	417
Weighted-average number of common shares - diluted	51,476	52,046

Diluted earnings per common share	$1.68	$2.09
(1)Restricted stock awards granted to employees by the Company are considered participating securities.
NOTE 10—REVENUE:
Disaggregated revenue
In the following table, the Company’s revenue is disaggregated by primary industry verticals:

	Three Months Ended
	February 28, 2023	February 28, 2022
Industry vertical:
Technology and consumer electronics	$516,608	$470,199
Retail, travel and ecommerce	305,504	284,917
Communications and media	256,987	260,643
Banking, financial services and insurance	259,653	243,246
Healthcare	177,824	150,136
Other	119,828	126,911
Total	$1,636,404	$1,536,052

NOTE 11—PENSION AND EMPLOYEE BENEFITS PLANS:
The Company has a 401(k) plan in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in the 401(k) plan on the first day of the month after their employment date. The Company may make discretionary contributions under the plan. Employees in most of the Company’s non-U.S. legal entities are covered by government mandated defined contribution plans. During the three months ended February 28, 2023 and 2022, the Company contributed $22,654 and $21,812, respectively, to defined contribution plans.
Defined Benefit Plans
The Company has defined benefit pension and retirement plans for eligible employees of certain non-U.S. legal entities. For eligible employees in the United States, the Company maintains a frozen defined benefit pension plan (“the cash balance plan”), which includes both a qualified and non-qualified portion. The pension benefit formula for the cash balance plan is determined by a combination of compensation, age-based credits and annual guaranteed interest credits. The qualified portion of the cash balance plan has been funded through contributions made to a trust fund.
The Company maintains funded or unfunded defined benefit pension or retirement plans for certain eligible employees in the Philippines, Malaysia, India, and France. Benefits under these plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plans.
Net benefit costs related to defined benefit plans were $2,934 and $5,722, during the three months ended February 28, 2023 and 2022, respectively. On an aggregate basis, the plans were underfunded by $72,288 and $71,815 at February 28, 2023 and November 30, 2022, respectively.
NOTE 12—INCOME TAXES:
Income taxes consist of current and deferred tax expense resulting from income earned in domestic and international jurisdictions. The effective tax rates for the three months ended February 28, 2023 and 2022 were impacted by the geographic mix of worldwide income and certain discrete items.
The liability for unrecognized tax benefits was $79,983 and $78,501 at February 28, 2023 and November 30, 2022, respectively, and is included in other long-term liabilities in the consolidated balance sheets. As of February 28, 2023 and November 30, 2022, the total amount of unrecognized tax benefits that would affect income tax expense if recognized in the consolidated financial statements was $42,631 and $40,793, respectively. This amount includes net interest and penalties of $8,163 and $7,538 for the respective periods. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease between approximately $37,341 and $40,198 in the next twelve months; however, actual developments in this area could differ from those currently expected.

NOTE 13— LEASES:
The Company leases certain of its facilities and equipment under operating lease agreements, which expire in various periods through 2035. The Company’s finance leases are not material.
The following table presents the various components of operating lease costs:

	Three Months Ended
	February 28, 2023	February 28, 2022
Operating lease cost	$51,760	$50,802
Short-term lease cost	4,719	4,337
Variable lease cost	12,331	11,984
Sublease income	(1,363)	(735)
Total operating lease cost	$67,447	$66,388
The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five fiscal years and thereafter as of February 28, 2023:

Fiscal Years Ending November 30,
2023 (remaining nine months)	$147,247
2024	167,079
2025	118,069
2026	63,503
2027	27,877
Thereafter	28,691
Total payments	552,466
Less: imputed interest*	49,055
Total present value of lease payments	$503,411
*Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.
The following amounts were recorded in the consolidated balance sheets related to the Company’s operating leases:

		As of
		February 28, 2023	November 30, 2022
Operating lease ROU assets	Other assets, net	$475,471	$473,039
Current operating lease liabilities	Other accrued liabilities	167,397	158,801
Non-current operating lease liabilities	Other long-term liabilities	336,014	340,673
The following table presents supplemental cash flow information related to the Company’s operating leases. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Three Months Ended
	February 28, 2023	February 28, 2022
Cash paid for amounts included in the measurement of lease liabilities	$53,825	$50,044
Non-cash ROU assets obtained in exchange for lease liabilities	41,394	37,492

The weighted-average remaining lease term and discount rate as of February 28, 2023 and November 30, 2022 were as follows:

	As of
	February 28, 2023	November 30, 2022
Weighted-average remaining lease term (years)	3.63	3.72
Weighted-average discount rate	5.38%	5.24%
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
NOTE 15—STOCKHOLDERS’ EQUITY:

Share repurchase program
In September 2021, the Company’s board of directors authorized the Company to purchase up to $500,000 of the Company’s outstanding shares of common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. The repurchase program has no termination date and may be suspended or discontinued at any time. During the three months ended February 28, 2023, the Company repurchased 71 shares of its common stock for an aggregate purchase price of $10,001. During the three months ended February 28, 2022, the Company did not repurchase any shares under the program. The share repurchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes. At February 28, 2023, approximately $344,083 remained available for share repurchases under the existing authorization from the Company’s board of directors.
During March 2023, the Company repurchased 39 shares of its common stock for an aggregate purchase price of $4,940.

Dividends
During fiscal years 2023 and 2022, the Company has paid the following dividends per share approved by the Company’s board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
January 18, 2022	January 28, 2022	$0.25	February 8, 2022
March 29, 2022	April 29, 2022	$0.25	May 10, 2022
June 27, 2022	July 29, 2022	$0.25	August 9, 2022
September 28, 2022	October 28, 2022	$0.275	November 8, 2022
January 19, 2023	January 30, 2023	$0.275	February 10, 2023

On March 29, 2023, the Company announced a cash dividend of $0.275 per share to stockholders of record as of April 28, 2023, payable on May 9, 2023.

NOTE 16—SUBSEQUENT EVENTS

Pending Combination with Webhelp
In March 2023, Concentrix entered into a binding put option agreement with certain shareholders of Marnix Lux SA (“Webhelp Parent”), the parent company of the Webhelp business. Webhelp is a leading provider of CX solutions, including sales, marketing, and payment services, with significant operations and client relationships in Europe, Latin America, and Africa. Following completion of required works council consultation processes, the parties are expected to enter into a definitive purchase agreement.
Under the terms of the agreement and subject to completion of the required works council consultations and the satisfaction of closing conditions, Concentrix will acquire 100% of the shares of Webhelp Parent in a transaction valued at approximately $4.8 billion, including the assumption of approximately €1.55 billion of net debt. At the closing of the transaction, shareholders of Webhelp Parent will receive (i) approximately 14.9 million shares of Concentrix common stock, (ii) €500 million in cash, (iii) a €700 million note payable in two years, bearing interest at 2% per annum, and (iv) the right to earn an additional 0.75 million shares of Concentrix common stock if the share price of Concentrix common stock reaches $170.00 per share within seven years from the closing of the transaction (based on daily volume weighted average prices measured over a specified period). Upon the closing of the transaction, Concentrix shareholders will own approximately 78% of the combined company with Webhelp Parent shareholders owning approximately 22%.
The transaction is expected to close by the end of the year, subject to completion of the required works council consultations and the satisfaction of customary closing conditions, including approval by Concentrix shareholders and regulatory approvals.
Debt Commitment Letter
In connection with the pending combination, the Company entered into a debt commitment letter (the “Commitment Letter”), dated as of March 29, 2023, with JPMorgan Chase Bank, N.A. (“JPMorgan”), pursuant to which JPMorgan has committed to provide a 364-day bridge loan facility in an aggregate principal amount of $5.29 billion (the “Bridge Facility”), consisting of three tranches: (i) a $2.44 billion tranche of term bridge loans, (ii) a $1.85 billion tranche of term bridge loans and (iii) a $1.0 billion tranche of revolving commitments (the “Amendment Revolving Tranche”), each subject to the satisfaction of certain customary closing conditions including the consummation of the combination with Webhelp. The Bridge Facility is available to (i) pay for a portion of the cash purchase price, (ii) directly or indirectly repay certain indebtedness of Webhelp Parent and its subsidiaries and certain indebtedness of the Company and its subsidiaries, and (iii) to pay fees, costs and expenses related to the transaction, the Bridge Facility and transactions being entered into or otherwise contemplated in connection therewith. Additionally, the Amendment Revolving Tranche will be available after the consummation of the combination for working capital and other general corporate purposes.
If the Company utilizes the Bridge Facility, amounts drawn thereunder will bear interest at an annual rate equal to adjusted term SOFR plus a margin which may initially range from 1.125% to 2.000%, depending on the Company’s debt rating or leverage ratio, as applicable, as determined in accordance with the Commitment Letter, which margin will be increased by 0.25% on each of the 90th, 180th and 270th day after the closing of the Bridge Facility. The Company will pay commitment fees on the undrawn amount of this commitment ranging from 0.125% to 0.275% if based upon the Company’s debt rating, or 0.225% to 0.300% if based upon the Company’s leverage ratio, as applicable, determined in accordance with the Commitment Letter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2022, as filed with the Securities and Exchange Commission on January 27, 2023. References to “we,” “our,” “us,” “the Company” or “Concentrix” refer to Concentrix Corporation and its subsidiaries.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding the combination with Webhelp and the timing thereof, our expected future financial condition, results of operations, effective tax rate, cash flows, leverage, liquidity, business strategy, competitive position, demand for our services and seasonality of our business, international operations, acquisition opportunities and the anticipated impact of acquisitions, capital allocation and dividends, growth opportunities, spending, capital expenditures and investments, competition and market forecasts, industry trends, our human capital resources and sustainability initiatives, and statements that include words such as believe, expect, may, will, provide, could and should and other similar expressions. These forward-looking statements are inherently uncertain and involve substantial risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Risks and uncertainties include, among other things: risks related to the proposed transaction with Webhelp, including that the proposed transaction will not be consummated; the ability to complete works council consultations and receive shareholder approval and regulatory approvals for the proposed transaction in a timely manner, on acceptable terms or at all, or to satisfy the other closing conditions to the proposed transaction; conditions in the credit markets and the ability to obtain financing for the proposed transaction on a favorable basis, if at all; fluctuations in currency exchange rates and their impact on the U.S. dollar cost for Euro-denominated obligations; risks related to general economic conditions, including consumer demand, interest rates, inflation, supply chains and the effects of the conflict in Ukraine; cyberattacks on our or our clients’ networks and information technology systems; the failure of our staff and contractors to adhere to our and our clients’ controls and processes; the inability to protect personal and proprietary information; the inability to execute on our digital customer experience strategy; the loss of key personnel or the inability to attract and retain staff with the skills and expertise needed for our business; increases in the cost of labor; the effects of the COVID-19 pandemic and other communicable diseases, natural disasters, adverse weather conditions or public health crises; geopolitical, economic and climate- or weather-related risks in regions with a significant concentration of our operations; the inability to successfully identify, complete and integrate strategic acquisitions or investments, including our integration of ServiceSource International, Inc.; competitive conditions in our industry and consolidation of our competitors; higher than expected tax liabilities; the demand for customer experience solutions and technology; variability in demand by our clients or the early termination of our client contracts; the level of business activity of our clients and the market acceptance and performance of their products and services; currency exchange rate fluctuations; the operability of our communication services and information technology systems and networks; changes in law, regulations or regulatory guidance; damage to our reputation through the actions or inactions of third parties; investigative or legal actions; and other risks that are described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2022. We do not intend to update forward-looking statements, which speak only as of the date hereof, unless otherwise required by law.
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
Pending Combination with Webhelp

On March 29, 2023, we announced that we have entered into a binding put option agreement that is expected to result in the combination of the Concentrix and Webhelp businesses. Webhelp is a leading provider of CX solutions, including sales, marketing, and payment services, with significant operations and client relationships in Europe, Latin America, and Africa. The transaction is valued at approximately $4.8 billion, including the assumption of net debt, and is expected to close by the end of the year, subject to completion of the required works council consultations and the satisfaction of customary closing conditions, including approval by Concentrix shareholders and regulatory approvals.

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
In the first fiscal quarter of 2023 and 2022, approximately 79% and 78%, respectively, of our consolidated revenue was generated from our non-U.S. operations, and approximately 69% and 66%, respectively, of our consolidated revenue was priced in U.S. dollars and we expect this to continue. As a result, we have certain client contracts that are priced in non-U.S. dollar currencies for which a substantial portion of the costs to deliver the services are in other currencies. Accordingly, our revenue may be earned in currencies that are different from the currencies in which we incur corresponding expenses. Fluctuations in the value of currencies, such as the Philippine peso, the Indian rupee, and the Canadian dollar, against the U.S. dollar or other currencies in which we bill our clients, and inflation in the local economies in which these delivery centers are located, can impact the operating and labor costs in these delivery centers, which can result in reduced profitability. As a result, our revenue growth, costs and profitability have been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates and inflation.
Margins
Our gross margins fluctuate and can be impacted by the mix of client contracts, services provided, shifts in the geography from which our CX services are delivered, client volume trends, the amount of lead time that is required for programs to become fully scaled, and transition and set-up costs. Our operating margin fluctuates based on changes in gross margins as well as overall volume levels, as we are generally able to gain scale efficiencies in our selling, general and administrative costs as our volumes increase.
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
Critical Accounting Policies and Estimates
During the three months ended February 28, 2023, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2022.

Results of Operations – Three Months Ended February 28, 2023 and 2022

	Three Months Ended
	February 28, 2023	February 28, 2022

	($ in thousands)
Revenue	$1,636,404	$1,536,052
Cost of revenue	1,055,243	997,918
Gross profit	581,161	538,134
Selling, general and administrative expenses	425,114	390,389
Operating income	156,047	147,745
Interest expense and finance charges, net	33,990	8,770
Other expense (income), net	3,714	(7,616)
Income before income taxes	118,343	146,591
Provision for income taxes	30,473	36,052
Net income before non-controlling interest	87,870	110,539
Less: Net income attributable to non-controlling interest	—	266
Net income attributable to Concentrix Corporation	$87,870	$110,273
Revenue

	Three Months Ended		% Change
	February 28, 2023	February 28, 2022	2023 to 2022

	($ in thousands)
Industry vertical:
Technology and consumer electronics	$516,608	$470,199	9.9%
Retail, travel and ecommerce	305,504	284,917	7.2%
Communications and media	256,987	260,643	(1.4)%
Banking, financial services and insurance	259,653	243,246	6.7%
Healthcare	177,824	150,136	18.4%
Other	119,828	126,911	(5.6)%
Total	$1,636,404	$1,536,052	6.5%
We generate revenue by delivering our CX solutions and technology to our clients categorized in the above primary industry verticals. Our solutions focus on customer engagement, process optimization, and back-office automation.
Our revenue increased 6.5% in the three months ended February 28, 2023, compared to the three months ended February 28, 2022, which included incremental revenue from acquired operations of $81.7 million, or an increase of 5.3%, compared to the prior year period, and increased volumes across the majority of our verticals over the prior year period. These increases were partially offset by an unfavorable translation effect of foreign currencies of $39.9 million, or 2.6%. The unfavorable foreign currency translation effect on revenue was primarily due to the weakening of the euro, British pound, and Japanese yen against the U.S. dollar.
For the three months ended February 28, 2023, revenue in our technology and consumer electronics vertical increased as a result of contributions from acquired operations, increases in volumes from several social media and internet-related service clients, and increases in volumes from a broad-based group of hardware and software clients over the prior year period. For the three months ended February 28, 2023, revenue in our retail, travel and ecommerce vertical increased primarily due to contributions from acquired operations and increased volumes across the majority of our clients in this vertical over the prior year period. For the three months ended February 28, 2023, revenue in our communications and media vertical decreased slightly due to decreased volumes with several clients which more than offset contributions from acquired operations. For the three months ended February 28, 2023, revenue from clients in the banking, financial services and insurance vertical increased due to increased volumes across the majority of our clients in this vertical over the prior year period. For the three months ended February 28, 2023, revenue in our healthcare vertical increased due to contributions from acquired operations and increased volumes across the majority of our healthcare clients over the prior year period. For the three months ended February 28, 2023, revenue in our other vertical decreased primarily due to decreases in revenue from several clients, including government clients.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended		% Change
	February 28, 2023	February 28, 2022	2023 to 2022

	($ in thousands)
Cost of revenue	$1,055,243	$997,918	5.7%
Gross profit	$581,161	$538,134	8.0%
Gross margin %	35.5%	35.0%
Cost of revenue consists primarily of personnel costs. Gross margin can be impacted by resource location, client mix and pricing, additional lead time for programs to be fully scalable, and transition and initial set-up costs.
Our cost of revenue increased by 5.7% in the three months ended February 28, 2023, compared to the three months ended February 28, 2022, primarily due to the increase in our revenue and personnel costs related to staff supporting acquired operations. The increases were partially offset by a $60.2 million, or 6.0%, reduction in our cost of revenue due to foreign currency translation. The foreign currency translation impact on our cost of revenue was caused primarily by the weakening of the Philippine peso, Indian rupee, and euro against the U.S. dollar.

Our gross profit increased 8.0% in the three months ended February 28, 2023, compared to the three months ended February 28, 2022, primarily due to the increase in revenue and the contributions from acquired operations and a net favorable foreign currency impact of $20.3 million on gross profit. Our gross margin percentage for the three months ended February 28, 2023 increased to 35.5% from 35.0% in the prior year period due to changes in the mix of geographies where our services were delivered.

Selling, General and Administrative Expenses

	Three Months Ended		% Change
	February 28, 2023	February 28, 2022	2023 to 2022

	($ in thousands)
Selling, general and administrative expenses	$425,114	$390,389	8.9%
Percentage of revenue	26.0%	25.4%
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
Our selling, general and administrative expenses increased 8.9% in the three months ended February 28, 2023, compared to the three months ended February 28, 2022, primarily due to incremental selling, general and administrative expenses associated with the acquired operations and an increase in acquisition-related and integration expenses of $4.6 million. These increases were partially offset by a $15.7 million reduction in selling, general and administrative expenses due to foreign currency translation. As a percentage of revenue, selling, general and administrative expenses increased from 25.4% in the first fiscal quarter of 2022 to 26.0% in the first fiscal quarter of 2023 due to the net effect of the changes described.

Operating Income

	Three Months Ended		% Change
	February 28, 2023	February 28, 2022	2023 to 2022

	($ in thousands)
Operating income	$156,047	$147,745	5.6%
Operating margin	9.5%	9.6%

Our operating income increased during the three months ended February 28, 2023, compared to the three months ended February 28, 2022, due to the increase in gross profit partially offset by the increase in selling, general and administrative expenses.
Our operating margin slightly decreased during the three months ended February 28, 2023, compared to the three months ended February 28, 2022, due to the increase in gross margin percentage, more than offset by the increase in selling, general and administrative expenses as a percentage of revenue.

Interest Expense and Finance Charges, Net

	Three Months Ended		% Change
	February 28, 2023	February 28, 2022	2023 to 2022

	($ in thousands)
Interest expense and finance charges, net	$33,990	$8,770	287.6%
Percentage of revenue	2.1%	0.6%
Amounts recorded in interest expense and finance charges, net consist primarily of interest on borrowings on the term loan (the “Term Loan”) under our amended senior secured credit facility (the “Credit Facility”) and interest on borrowings under our accounts receivable securitization facility (the “Securitization Facility”).
The increase in interest expense for the three months ended February 28, 2023, compared to the three months ended February 28, 2022, was due to the increase in our outstanding borrowings on the Term Loan under our Credit Facility and under our Securitization Facility and higher interest rates on these borrowings. The increased borrowings are primarily due to borrowings incurred for our acquisitions of PK and ServiceSource in fiscal year 2022.

Other Expense (Income), Net

	Three Months Ended		% Change
	February 28, 2023	February 28, 2022	2023 to 2022

	($ in thousands)
Other expense (income), net	$3,714	$(7,616)	(148.8)%
Percentage of revenue	0.2%	(0.5)%
Amounts recorded as other expense (income), net include foreign currency transaction gains and losses other than cash flow hedges, investment gains and losses, the non-service component of pension costs, and other non-operating gains and losses.
Other expense (income), net in the three months ended February 28, 2023 was an expense of $3.7 million, compared to income of $7.6 million in the three months ended February 28, 2022. The change in other expense (income), net was primarily due to unfavorable foreign currency transaction changes, partially offset by net gains on foreign currency forward contracts compared to the prior year period.

Provision for Income Taxes

	Three Months Ended		% Change
	February 28, 2023	February 28, 2022	2023 to 2022

	($ in thousands)
Provision for income taxes	$30,473	$36,052	(15.5)%
Percentage of income before income taxes	25.7%	24.6%
Our provision for income taxes consists of our current and deferred tax expense resulting from our income earned in domestic and international jurisdictions.
Our provision for income taxes decreased in the three months ended February 28, 2023, compared to the three months ended February 28, 2022, primarily due to a decrease in income before taxes. The effective tax rate for the three months ended February 28, 2023 increased compared to the three months ended February 28, 2022 primarily due to the change in mix of income earned in different tax jurisdictions between periods.

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

	Three Months Ended
	February 28, 2023	February 28, 2022
	($ in thousands, except per share amounts)

Revenue	$1,636,404	$1,536,052
Foreign currency translation	39,934	—
Revenue in constant currency	$1,676,338	$1,536,052
Effect of excluding revenue of acquired and divested businesses	(81,704)	(83,196)
Revenue in adjusted constant currency	$1,594,634	$1,452,856

Operating income	$156,047	$147,745
Acquisition-related and integration expenses	5,543	922
Amortization of intangibles	39,260	38,056
Share-based compensation	16,754	15,169
Non-GAAP operating income	$217,604	$201,892

Net income	$87,870	$110,273
Net income attributable to non-controlling interest	—	266
Interest expense and finance charges, net	33,990	8,770
Provision for income taxes	30,473	36,052
Other expense (income), net	3,714	(7,616)
Acquisition-related and integration expenses	5,543	922
Amortization of intangibles	39,260	38,056
Share-based compensation	16,754	15,169
Depreciation	38,175	36,037
Adjusted EBITDA	$255,779	$237,929

Operating margin	9.5%	9.6%
Non-GAAP operating margin	13.3%	13.1%
Adjusted EBITDA margin	15.6%	15.5%

Net income	$87,870	$110,273
Acquisition-related and integration expenses	5,543	922
Amortization of intangibles	39,260	38,056
Share-based compensation	16,754	15,169
Income taxes related to the above(1)	(15,389)	(13,753)
Non-GAAP net income	$134,038	$150,667

Diluted earnings per common share (“EPS”)	$1.68	$2.09
Acquisition-related and integration expenses	0.11	0.02
Amortization of intangibles	0.75	0.72
Share-based compensation	0.32	0.29
Income taxes related to the above(1)	(0.30)	(0.27)
Non-GAAP Diluted EPS	$2.56	$2.85
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

In September 2021, considering our strong free cash flow, low leverage and adequate liquidity to support capital return to stockholders while maintaining flexibility to pursue acquisitions, the Company’s board of directors authorized a share repurchase program. Under the share repurchase program, the board of directors authorized the Company to purchase up to $500 million of our common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. The share repurchase program has no termination date and may be suspended or discontinued at any time. During the three months ended February 28, 2023, we purchased 71,340 shares of our common stock under the share repurchase program for approximately $10.0 million in the aggregate. During the three months ended February 28, 2022, we did not purchase any shares of our common stock under the share repurchase program. At February 28, 2023, approximately $344.1 million remained available for share repurchases under the existing authorization from the Company’s board of directors.

During March 2023, we repurchased 39,084 shares of our common stock for an aggregate purchase price of $4.9 million.

During fiscal years 2023 and 2022, the Company has paid the following dividends per share approved by the Company’s board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
January 18, 2022	January 28, 2022	$0.25	February 8, 2022
March 29, 2022	April 29, 2022	$0.25	May 10, 2022
June 27, 2022	July 29, 2022	$0.25	August 9, 2022
September 28, 2022	October 28, 2022	$0.275	November 8, 2022
January 19, 2023	January 30, 2023	$0.275	February 10, 2023

On March 29, 2023, we announced a cash dividend of $0.275 per share to stockholders of record as of April 28, 2023, payable on May 9, 2023.

We expect that future cash dividends will be paid on a quarterly basis. However, any decision to pay future cash dividends will be subject to our board of directors’ approval, and will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in our debt agreements, industry practice, legal requirements, regulatory constraints, and other factors that our board of directors deems relevant. Our ability to pay dividends will depend on our ongoing ability to generate cash from operations and on our access to the capital markets. We cannot guarantee that we will continue to pay a dividend in the future.
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

Beginning August 31, 2022, the outstanding principal of the Term Loan became payable in quarterly installments of $26.25 million, with the unpaid balance due in full on the maturity date. During the three months ended February 28, 2022, we paid $25.0 million of voluntary principal repayments, without penalty, on the Term Loan. Based on our required and voluntary principal prepayments made to date, the next quarterly installment of $26.25 million is due in November of 2024.

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

The Credit Facility contains various loan covenants that restrict the ability of Concentrix Corporation and its subsidiaries to take certain actions, including incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, entering into certain transactions with affiliates or changing the nature of our business. In addition, the Credit Facility contains financial covenants that require us to maintain at the end of each fiscal quarter, (i) a consolidated leverage ratio (as defined in the Credit Facility) not to exceed 3.75 to 1.0 and (ii) a consolidated interest coverage ratio (as defined in the Credit Facility) equal to or greater than 3.00 to 1.0. The Credit Facility also contains various customary events of default, including payment defaults, defaults under certain other indebtedness, and a change of control of Concentrix.

We had no outstanding borrowings on the Revolver as of February 28, 2023 or November 30, 2022.

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

As of February 28, 2023 and November 30, 2022, we were in compliance with the debt covenants related to our debt arrangements.

Debt Commitment Letter
In connection with the pending combination with Webhelp, we entered into a commitment letter that includes a commitment for a 364-day bridge loan facility in an aggregate principal amount of $5.29 billion, consisting of three tranches: (i) a $2.44 billion tranche of term bridge loans, (ii) a $1.85 billion tranche of term bridge loans and (iii) a $1.0 billion tranche of revolving commitments, each subject to the satisfaction of certain customary closing conditions including the consummation of the combination with Webhelp. The bridge facility is available to (i) pay for a portion of the cash purchase price, (ii) directly or indirectly repay certain indebtedness of Webhelp Parent and its subsidiaries and certain indebtedness of the Company and its subsidiaries, and (iii) to pay fees, costs and expenses related to the transaction, the bridge facility and transactions being entered into or otherwise contemplated in connection therewith. Additionally, the $1.0 billion tranche of revolving commitments will be available after the consummation of the combination for working capital and other general corporate purposes.
If we utilize the bridge facility, amounts drawn thereunder will bear interest at an annual rate equal to adjusted term SOFR plus a margin which may initially range from 1.125% to 2.000%, depending on our debt rating or leverage ratio, as applicable, as determined in accordance with the commitment letter, which margin will be increased by 0.25% on each of the 90th, 180th and 270th day after the closing of the bridge facility. We will pay commitment fees on the undrawn amount of this commitment ranging from 0.125% to 0.275% if based upon our debt rating or 0.225% to 0.300% if based upon our leverage ratio, as applicable, determined in accordance with the commitment letter.
Cash Flows – Three Months Ended February 28, 2023 and 2022
The following summarizes our cash flows for the three months ended February 28, 2023 and 2022, as reported in our consolidated statement of cash flows in the accompanying consolidated financial statements.

	Three Months Ended
	February 28, 2023	February 28, 2022

	($ in thousands)
Net cash provided by operating activities	$103,893	$45,015
Net cash used in investing activities	(39,597)	(1,610,823)
Net cash provided by (used in) financing activities	(34,526)	1,527,353
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,797	(1,395)
Net increase (decrease) in cash, cash equivalents and restricted cash	$32,567	$(39,850)
Cash, cash equivalents and restricted cash at beginning of year	157,463	183,010
Cash, cash equivalents and restricted cash at the end of the period	$190,030	$143,160
Operating Activities
Net cash provided by operating activities was $103.9 million for the three months ended February 28, 2023, compared to $45.0 million for the three months ended February 28, 2022. The increase in net cash provided by operating activities over the prior year period was primarily due to favorable changes in working capital partially offset by a decrease in net income over the prior year period.

Investing Activities

Net cash used in investing activities for the three months ended February 28, 2023 was $39.6 million, compared to $1,610.8 million for the three months ended February 28, 2022. The decrease in net cash used in investing activities over the prior year period primarily related to the aggregate cash of $1,564.4 million paid in connection with our acquisition of PK in the prior year period.

Financing Activities
Net cash used in financing activities for the three months ended February 28, 2023 was $34.5 million, consisting primarily of principal payments of $25.0 million made on the Term Loan, share repurchases of $10.0 million and dividends of $14.3 million, partially offset by net proceeds of $20.5 million from borrowings under the Securitization Facility.
Net cash provided by financing activities for the three months ended February 28, 2022 was $1,527.4 million, consisting primarily of net proceeds from the refinancing of the Term Loan of $1,400.0 million and net proceeds from the Securitization Facility of $149.0 million, partially offset by cash paid for debt issuance costs of $8.9 million and dividends of $13.1 million.

We believe our current cash balances and credit availability are enough to support our operating activities for at least the next twelve months.
Free Cash Flow (a non-GAAP measure)

	Three Months Ended
	February 28, 2023	February 28, 2022

	($ in thousands)
Net cash provided by operating activities	$103,893	$45,015
Purchases of property and equipment	(39,597)	(45,393)
Free cash flow (a non-GAAP measure)	$64,296	$(378)
Our free cash flow was $64.3 million for the three months ended February 28, 2023 compared to a use of cash of $0.4 million for the three months ended February 28, 2022. The increase in free cash flow for the three months ended February 28, 2023 compared to the prior year period was due to the increase in cash provided by operating activities and a decrease in capital expenditures.
Capital Resources
As of February 28, 2023, we had total liquidity of $1,301.4 million, which includes undrawn Revolver capacity of $1,000.0 million under our Credit Facility, undrawn capacity of $123.0 million under our Securitization Facility and cash and cash equivalents.
Our cash and cash equivalents totaled $178.4 million and $145.4 million as of February 28, 2023 and November 30, 2022, respectively. Of our total cash and cash equivalents, 97% were held by our non-U.S. legal entities as of both February 28, 2023 and November 30, 2022. The cash and cash equivalents held by our non-U.S. legal entities are no longer subject to U.S. federal tax on repatriation into the United States; repatriation of some non-U.S. balances is restricted by local laws. Historically, we have fully utilized and reinvested all non-U.S. cash to fund our international operations and expansions; however, the Company has recorded deferred tax liabilities related to non-U.S. withholding taxes on the earnings of certain previously acquired non-U.S. entities that are likely to be repatriated in the future. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of the state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.

We believe that our available cash and cash equivalents balances, the cash flows expected to be generated from operations, and our sources of liquidity will be sufficient to satisfy our current and planned working capital and investment needs for the next twelve months. We also believe that our longer-term working capital, planned capital expenditures and other general corporate funding requirements will be satisfied through cash flows from operations and, to the extent necessary, from our borrowing facilities and future financing activities.

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
Foreign Currency Risk
While approximately 69% of our revenue is priced in U.S. dollars, we recognize a substantial amount of revenue under contracts that are denominated in euros, British pounds, Australian dollars and Japanese yen, among other currencies. A significant increase in the value of the U.S. dollar relative to these currencies may have a material adverse effect on the value of those services when translated into U.S. dollars.
We serve many of our U.S.-based, European and British clients from our CX delivery centers located around the world. As a result, a substantial portion of the costs to deliver these services are denominated in the local currency of the country where the services are performed. This creates foreign exchange exposure for us. As of February 28, 2023, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in certain foreign currencies by entering into hedging contracts with institutions to acquire a total of PHP 42,180.0 million at a fixed price of $759.4 million at various dates through February 2025; and INR 22,840.0 million at a fixed price of $276.1 million at various dates through February 2025. The fair value of these derivative instruments as of February 28, 2023 is presented in Note 7 of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The potential loss in fair value at February 28, 2023 for such contracts resulting from a hypothetical 10% adverse change in the underlying foreign currency exchange rates is approximately $102.7 million. This loss would be substantially mitigated by corresponding gains on the underlying foreign currency exposures.
Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into hedging contracts that are not denominated as hedges. The purpose of these derivative instruments is to mitigate the risk of foreign currency exposure related to receivables, payables and intercompany transactions that are denominated in currencies that are different from the functional currencies of our respective legal entities that are party to the transactions. As of February 28, 2023, the fair value of these derivatives not designated as hedges was a net receivable of $5.7 million.
Interest Rate Risk
At February 28, 2023, all of our outstanding debt under our Credit Facility and our Securitization Facility is variable rate debt, which exposes the Company to changes in interest rates. Holding other variables constant, including the total amount of outstanding indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated increase in interest expense of approximately $22.3 million per year.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during our first fiscal quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe that these proceedings will have a material adverse effect on the results of our operations, our financial position or the cash flows of our business. During the three months ended February 28, 2023, there were no new material legal proceedings and no material developments in any legal proceedings reported in our Annual Report on Form 10-K for the fiscal year ended November 30, 2022.

ITEM 1A. RISK FACTORS
You should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations and financial condition set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2022. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2022.
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
The following table summarizes the Company’s purchases of common stock under the share repurchase program during the fiscal quarter ended February 28, 2023:

Period	Total number of shares purchased (1), (2)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar amount that may yet be purchased under the program (in thousands)
December 1, 2022 - December 31, 2022	6,668	$122.90	—	$354,085
January 1, 2023 - January 31, 2023	58,709	$141.77	47,596	$347,417
February 1, 2023 - February 28, 2023	63,800	$145.81	23,744	$344,083
Total	129,177	$141.21	71,340
(1) Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations.
(2) Includes shares repurchased as part of the Company’s share repurchase program initiated in September of 2021.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

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

10.1
Put Option Agreement, dated as of March 29, 2023, by and among Concentrix Corporation, OSYRIS S.à r.l., Marnix Lux SA, the other beneficiaries party thereto, and Sandrine Asseraf as the PoA Seller Representative, including the form of Stock Purchase and Contribution Agreement set forth as Schedule 3 thereto and the form of Sellers’ Note set forth as Schedule 7 thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2023).*

10.2
Investor Rights Agreement, dated as of March 29, 2023, by and among Concentrix Corporation and the initial stockholders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 31, 2023).*

10.3
Commitment Letter, dated as of March 29, 2023, by and between Concentrix Corporation and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 31, 2023).

99.1
Voting and Support Agreement, dated March 29, 2023, by and among Concentrix Corporation, Marnix Lux SA, and certain stockholders of Concentrix Corporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 31, 2023).

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

Date: April 7, 2023	CONCENTRIX CORPORATION

	By:	/s/ Christopher Caldwell
Christopher Caldwell
President and Chief Executive Officer

	By:	/s/ Andre Valentine
Andre Valentine
Chief Financial Officer