Form 10-Q
period 2023-05-31
Concentrix Corp
filed 2023-07-07
CIK 1803599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding as of June 30, 2023
Common Stock, $0.0001 par value	52,053,571

Concentrix Corporation
Form 10-Q
Index

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONCENTRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)

	May 31, 2023	November 30, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$152,896	$145,382
Accounts receivable, net	1,394,012	1,390,474
Other current assets	205,149	218,476
Total current assets	1,752,057	1,754,332
Property and equipment, net	394,464	403,829
Goodwill	2,903,594	2,904,402
Intangible assets, net	910,784	985,572
Deferred tax assets	44,892	48,541
Other assets	554,214	573,092
Total assets	$6,560,005	$6,669,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$148,679	$161,190
Current portion of long-term debt	—	—
Accrued compensation and benefits	418,221	506,966
Other accrued liabilities	399,539	395,304
Income taxes payable	41,045	68,663
Total current liabilities	1,007,484	1,132,123
Long-term debt, net	2,130,960	2,224,288
Other long-term liabilities	490,120	511,995
Deferred tax liabilities	77,179	105,458
Total liabilities	3,705,743	3,973,864
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized and no shares issued and outstanding as of May 31, 2023 and November 30, 2022, respectively	—	—
Common stock, $0.0001 par value, 250,000 shares authorized; 52,619 and 52,367 shares issued as of May 31, 2023 and November 30, 2022, respectively, and 51,178 and 51,096 shares outstanding as of May 31, 2023 and November 30, 2022, respectively	5	5
Additional paid-in capital	2,459,234	2,428,313
Treasury stock, 1,441 and 1,271 shares as of May 31, 2023 and November 30, 2022, respectively	(214,172)	(190,779)
Retained earnings	912,204	774,114
Accumulated other comprehensive loss	(303,009)	(315,749)
Total stockholders’ equity	2,854,262	2,695,904
Total liabilities and stockholders’ equity	$6,560,005	$6,669,768

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Revenue	$1,614,706	$1,568,101	$3,251,110	$3,104,153
Cost of revenue	1,034,481	1,009,185	2,089,724	2,007,103
Gross profit	580,225	558,916	1,161,386	1,097,050
Selling, general and administrative expenses	417,659	402,004	842,773	792,393
Operating income	162,566	156,912	318,613	304,657
Interest expense and finance charges, net	47,213	12,973	81,203	21,743
Other expense (income), net	9,383	(2,545)	13,097	(10,161)
Income before income taxes	105,970	146,484	224,313	293,075
Provision for income taxes	27,120	33,451	57,593	69,503
Net income before non-controlling interest	78,850	113,033	166,720	223,572
Less: Net income (loss) attributable to non-controlling interest	—	(109)	—	157
Net income attributable to Concentrix Corporation	$78,850	$113,142	$166,720	$223,415

Earnings per common share:
Basic	$1.51	$2.16	$3.20	$4.27
Diluted	$1.51	$2.14	$3.18	$4.23
Weighted-average common shares outstanding:
Basic	51,181	51,564	51,165	51,596
Diluted	51,392	51,990	51,457	51,995

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Net income before non-controlling interest	$78,850	$113,033	$166,720	$223,572
Other comprehensive income (loss):
Unrealized gains (losses) of defined benefit plans, net of taxes of $(289) and $(180) for the three and six months ended May 31, 2023, respectively, and $0 and $0 for the three and six months ended May 31, 2022, respectively	1,051	(7)	499	766
Unrealized gains (losses) on cash flow hedges during the period, net of taxes of $1,752 and $(797) for the three and six months ended May 31, 2023, respectively, and $4,440 and $5,387 for the three and six months ended May 31, 2022, respectively	(5,261)	(12,944)	2,393	(15,704)
Reclassification of net losses on cash flow hedges to net income, net of taxes of $(1,014) and $(2,948) for the three and six months ended May 31, 2023, respectively, and $(1,078) and $(846) for the three and six months ended May 31, 2022, respectively	3,044	3,138	8,851	2,465
Total change in unrealized gains (losses) on cash flow hedges, net of taxes	(2,217)	(9,806)	11,244	(13,239)
Foreign currency translation, net of taxes of $0 for the three and six months ended May 31, 2023 and 2022, respectively	(16,246)	(54,995)	997	(68,834)
Other comprehensive income (loss)	(17,412)	(64,808)	12,740	(81,307)
Comprehensive income	61,438	48,225	179,460	142,265
Less: Comprehensive income (loss) attributable to non-controlling interest	—	(109)	—	157
Comprehensive income attributable to Concentrix Corporation	$61,438	$48,334	$179,460	$142,108

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency and share amounts in thousands)
(unaudited)

	Three and Six Months Ended May 31, 2023
	Concentrix Corporation Stockholders’ Equity
	Common stock			Treasury stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances, February 28, 2023	52,595	$5	$2,447,418	1,400	$(208,996)	$847,671	$(285,597)	$2,800,501
Other comprehensive loss	—	—	—	—	—	—	(17,412)	(17,412)
Share-based compensation activity	24	—	11,816	—	—	—	—	11,816
Repurchase of common stock for tax withholdings on equity awards	—	—	—	2	(236)	—	—	(236)
Repurchase of common stock	—	—	—	39	(4,940)	—	—	(4,940)
Dividends	—	—	—	—	—	(14,317)	—	(14,317)
Net income	—	—	—	—	—	78,850	—	78,850
Balances, May 31, 2023	52,619	$5	$2,459,234	1,441	$(214,172)	$912,204	$(303,009)	$2,854,262

Balances, November 30, 2022	52,367	$5	$2,428,313	1,271	$(190,779)	$774,114	$(315,749)	$2,695,904
Other comprehensive income	—	—	—	—	—	—	12,740	12,740
Share-based compensation activity	252	—	30,921	—	—	—	—	30,921
Repurchase of common stock for tax withholdings on equity awards	—	—	—	60	(8,452)	—	—	(8,452)
Repurchase of common stock	—	—	—	110	(14,941)	—	—	(14,941)
Dividends	—	—	—	—	—	(28,630)	—	(28,630)
Net income	—	—	—	—	—	166,720	—	166,720
Balances, May 31, 2023	52,619	$5	$2,459,234	1,441	$(214,172)	$912,204	$(303,009)	$2,854,262

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

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Six Months Ended
	May 31, 2023	May 31, 2022
Cash flows from operating activities:
Net income before non-controlling interest	$166,720	$223,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	76,386	73,174
Amortization	78,686	79,525
Non-cash share-based compensation expense	27,734	27,590
Provision for doubtful accounts	4,830	4,422
Deferred income taxes	(29,714)	963
Unrealized foreign exchange loss	—	470
Unrealized loss on call options	12,429	—
Pension and other post-retirement benefit costs	5,627	5,628
Pension and other post-retirement plan contributions	(3,115)	(3,119)
Other	536	(107)
Changes in operating assets and liabilities:
Accounts receivable, net	(15,554)	(17,039)
Accounts payable	(3,874)	(17,777)
Other operating assets and liabilities	(83,363)	(164,818)
Net cash provided by operating activities	237,328	212,484
Cash flows from investing activities:
Purchases of property and equipment	(71,781)	(71,166)
Acquisition of business, net of cash and restricted cash acquired	—	(1,565,252)
Other investments	—	(1,000)
Net cash used in investing activities	(71,781)	(1,637,418)
Cash flows from financing activities:
Proceeds from the Prior Credit Facility - Term Loan	—	2,100,000
Repayments of the Prior Credit Facility - Term Loan	(25,000)	—
Repayments of the original credit facility - original term loan	—	(700,000)
Proceeds from the Securitization Facility	727,000	848,500
Repayments of the Securitization Facility	(794,500)	(742,500)
Cash paid for debt issuance costs	(20,683)	(8,863)
Proceeds from exercise of stock options	3,187	5,200
Repurchase of common stock for tax withholdings on equity awards	(8,452)	(2,912)
Repurchase of common stock	(14,941)	(57,850)
Dividends paid	(28,630)	(26,170)
Net cash provided by (used in) financing activities	(162,019)	1,415,405
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,357	(9,382)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,885	(18,911)
Cash, cash equivalents and restricted cash at beginning of year	157,463	183,010
Cash, cash equivalents and restricted cash at end of period	$162,348	$164,099

Supplemental disclosure of non-cash investing activities:
Accrued costs for property and equipment purchases	$6,186	$4,907

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
Concentration of credit risk
For the three and six months ended May 31, 2023 and 2022, no client accounted for more than 10% of the Company’s consolidated revenue.
As of May 31, 2023, no client comprised more than 10% of the Company’s total accounts receivable balance. As of November 30, 2022, one client comprised 12.4% of the Company’s total accounts receivable balance.

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
Purchase price consideration

The total purchase price consideration, net of cash and restricted cash acquired, for the acquisition of PK was $1,573.3 million, which was funded by proceeds from the Company’s term loan under its senior credit facility and additional borrowings under its accounts receivable securitization facility. See Note 8—Borrowings for a further discussion of the Company’s term loan, senior credit facility and the accounts receivable securitization facility.
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

(1) Represents the cash consideration paid for the outstanding shares of PK common stock, which includes the final settlement of the merger consideration adjustment paid pursuant to the merger agreement.
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

Purchase price allocation

The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, Business Combinations. The purchase price was allocated to the assets acquired, liabilities assumed and non-controlling interest based on management’s estimate of the respective fair values at the date of acquisition. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of goodwill were the assembled workforce, comprehensive service portfolio delivery capabilities and strategic benefits that are expected to be realized from the acquisition. None of the goodwill is deductible for income tax purposes.

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

The supplemental pro forma financial information for the prior period second fiscal quarter is as follows:

Six Months Ended
May 31, 2022
Revenue	$3,137,114
Net income	219,789

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

(1) Represents the cash consideration paid for the outstanding shares of ServiceSource common stock.
(2) Represents the cash consideration paid or to be paid for vested and unvested ServiceSource stock option awards, restricted stock units and performance stock units.
(3) Represents the cash consideration paid to retire ServiceSource’s outstanding third-party debt, including accrued interest.
(4) Represents the ServiceSource cash and restricted cash balance acquired at the acquisition.
Preliminary purchase price allocation

The purchase price was allocated to the assets acquired and liabilities assumed based on management’s estimate of the respective fair values at the date of acquisition. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of goodwill were the assembled workforce, high-value service delivery capabilities and strategic benefits that are expected to be realized from the acquisition. None of the goodwill is deductible for income tax purposes.

The following table summarizes the preliminary estimates of fair values of the assets acquired and liabilities assumed as of the acquisition date:

As of
July 20, 2022
Assets acquired:
Cash and cash equivalents	$24,355
Accounts receivable	40,097
Property and equipment	8,112
Operating lease right-of-use assets	29,487
Identifiable intangible assets	40,200
Goodwill	44,287
Net deferred tax assets	22,724
Other assets	19,649
Total assets acquired	228,911

Liabilities assumed:
Accounts payable and accrued liabilities	32,265
Operating lease liabilities	29,487
Total liabilities assumed	61,752

Total consideration transferred	$167,159

As of May 31, 2023, the purchase price allocation is preliminary. The preliminary purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (not to exceed twelve months following the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of certain tangible assets acquired and liabilities assumed, and deferred income taxes. The Company expects to continue to obtain information for the purpose of determining the fair value of the assets acquired and liabilities assumed on the acquisition date throughout the remainder of the measurement period. Measurement period adjustments to the preliminary purchase price allocation during the three and six months ended May 31, 2023 were not material.

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

Pending Combination with Webhelp
On March 29, 2023, Concentrix and OSYRIS S.à r.l., a private limited liability company (société à responsabilité limitée) incorporated under the laws of the Grand Duchy of Luxembourg and a direct wholly owned subsidiary of Concentrix (“Purchaser”), entered into a binding put option letter agreement (the “Put Option”) with certain stockholders (the “Beneficiaries”) of Marnix Lux SA, a public limited liability company (société anonyme) incorporated under the laws of the Grand Duchy of Luxembourg (“Webhelp Parent”) and the parent company of Webhelp SAS (“Webhelp”). Pursuant to the Put Option, Concentrix and Purchaser committed to acquire (the “Offer”) all of the issued and outstanding capital stock of Webhelp Parent (the “Shares”) from the holders of Webhelp Parent (the “Sellers”), subject to the terms and conditions of the Share Purchase and Contribution Agreement.
Certain required consultation processes with works councils representing certain Webhelp staff in France and the Netherlands were completed in late April 2023. On May 30, 2023, the Beneficiaries completed the collection of powers of attorney from 100% of the other Sellers to allow a representative to act on behalf of the Sellers in connection with the execution of the Share Purchase and Contribution Agreement and other related agreements and documents. On June 2, 2023, the Beneficiaries exercised the Put Option and on June 12, 2023, Concentrix, the Purchaser, the Beneficiaries and Webhelp Parent entered into the Share Purchase and Contribution Agreement.

Subject to the terms and conditions of the Share Purchase and Contribution Agreement, Purchaser will acquire (directly and further to a contribution by Concentrix) all of the Sellers’ Shares. The aggregate consideration for the acquisition of the Shares will consist of:

•€500,000 in cash, subject to adjustment as set forth in the Share Purchase and Contribution Agreement (the “Closing Cash Payment”);
•a note issued by Concentrix in execution of a delegation of payment by Purchaser to Concentrix of a portion of the consideration for the Acquired Shares (as defined below) (the “Sellers’ Note” and, together with the Closing Cash Payment, the “Cash Purchase Price”) in the aggregate principal amount of €700,000, with a term of two years and bearing interest at a rate of 2% per annum on the unpaid principal outstanding from time to time;
•14,861.885 shares (the “Closing Shares”) of common stock, par value $0.0001 per share, of Concentrix (the “Concentrix common stock”); and
•the contingent right granted by Purchaser in exchange for the Exchanged Shares (as defined below) to earn an additional 750 shares of Concentrix common stock (the “Earnout Shares”) if certain conditions set forth in the Share Purchase and Contribution Agreement occur, including the share price of Concentrix common stock reaching $170.00 per share within seven years from the closing of the Webhelp Combination (as defined below) (the “Closing Date”) (based on daily volume weighted average prices measured over a specified period).

On the Closing Date, (i) Purchaser will purchase certain of the Sellers’ Shares (the “Acquired Shares”) in exchange for the Cash Purchase Price, (ii) certain Sellers will contribute certain of their Shares (the “Contributed Shares”) to Concentrix in exchange for the Closing Shares, (iii) the Sellers will transfer and exchange certain of their Shares (the “Exchanged Shares”) to Purchaser in exchange for the contingent right to earn the Earnout Shares, (iv) Concentrix will execute and deliver the Sellers’ Note to the Sellers party thereto, and (v) Concentrix will transfer to Purchaser the Contributed Shares and the Exchanged Shares (collectively, and together with the other transactions contemplated by the Share Purchase and Contribution Agreement, the “Webhelp Combination”). As a result of the Webhelp Combination, Purchaser will hold all of the share capital and voting rights of Webhelp Parent on a fully diluted basis, and Webhelp Parent will become a wholly owned subsidiary of Purchaser, which in turn is a wholly owned subsidiary of Concentrix.

The Webhelp Combination is expected to close by the end of the year, subject to the satisfaction of customary closing conditions, including approval by Concentrix stockholders and regulatory approvals.
Acquisition-related and integration expenses

In connection with the acquisitions of PK and ServiceSource and the pending combination with Webhelp, the Company incurred $7,433 and $12,976 of acquisition-related and integration expenses for the three and six months ended May 31, 2023, respectively, and $1,726 and $2,648 for the three and six months ended May 31, 2022. These expenses primarily include legal and professional services, cash-settled awards, severance and retention payments and costs associated with lease terminations to integrate the businesses. These acquisition-related and integration expenses were recorded within selling, general and administrative expenses in the consolidated statement of operations.
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
The Company recorded share-based compensation expense in the consolidated statements of operations for the six months ended May 31, 2023 and 2022 as follows:

	Three Months Ended		Six Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Total share-based compensation	$11,189	$12,647	$27,943	$27,816
Tax benefit recorded in the provision for income taxes	(2,798)	(3,212)	(6,986)	(7,064)
Effect on net income	$8,391	$9,435	$20,957	$20,752
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

NOTE 5—BALANCE SHEET COMPONENTS:

Cash, cash equivalents and restricted cash:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	As of
	May 31, 2023	November 30, 2022
Cash and cash equivalents	$152,896	$145,382
Restricted cash included in other current assets	9,452	12,081
Cash, cash equivalents and restricted cash	$162,348	$157,463
Restricted cash balances relate primarily to funds held for clients, restrictions placed on cash deposits by banks as collateral for the issuance of bank guarantees and the terms of a government grant, and letters of credit for leases.
Accounts receivable, net:
Accounts receivable, net is comprised of the following as of May 31, 2023 and November 30, 2022:

	As of
	May 31, 2023	November 30, 2022
Billed accounts receivable	$763,595	$782,049
Unbilled accounts receivable	639,191	613,222
Less: Allowance for doubtful accounts	(8,774)	(4,797)
Accounts receivable, net	$1,394,012	$1,390,474
Allowance for doubtful trade receivables:
Presented below is a progression of the allowance for doubtful trade receivables:

	Three Months Ended		Six Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Balance at beginning of period	$6,084	$6,904	$4,797	$5,421
Net additions (reductions)	3,108	2,474	4,830	4,422
Write-offs and reclassifications	(418)	(2,384)	(853)	(2,849)
Balance at end of period	$8,774	$6,994	$8,774	$6,994

Property and equipment, net:
The following table summarizes the carrying amounts and related accumulated depreciation for property and equipment as of May 31, 2023 and November 30, 2022:

	As of
	May 31, 2023	November 30, 2022
Land	$27,154	$27,336
Equipment, computers and software	574,271	542,209
Furniture and fixtures	89,881	89,167
Buildings, building improvements and leasehold improvements	389,024	362,218
Construction-in-progress	7,893	14,975
Total property and equipment, gross	$1,088,223	$1,035,905
Less: Accumulated depreciation	(693,759)	(632,076)
Property and equipment, net	$394,464	$403,829
Shown below are the countries where 10% or more of the Company’s property and equipment, net are located as of May 31, 2023 and November 30, 2022:

	As of
	May 31, 2023	November 30, 2022
Property and equipment, net:
United States	$118,940	$123,184
Philippines	74,239	76,361
India	43,043	42,698
Others	158,242	161,586
Total	$394,464	$403,829
Goodwill:
The following table summarizes the changes in the Company’s goodwill for the six months ended May 31, 2023 and 2022:

	Six Months Ended
	May 31, 2023	May 31, 2022
Balance at beginning of period	$2,904,402	$1,813,502
Acquisitions	—	1,126,111
Acquisition measurement period adjustment	(1,215)	—
Foreign exchange translation	407	(13,934)
Balance at end of period	$2,903,594	$2,925,679

Intangible assets, net:
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of May 31, 2023 and November 30, 2022:

	As of May 31, 2023			As of November 30, 2022
	Gross amounts	Accumulated amortization	Net amounts	Gross amounts	Accumulated amortization	Net amounts
Customer relationships	$1,741,007	$(886,973)	$854,034	$1,731,610	$(811,727)	$919,883
Technology	79,682	(28,981)	50,701	79,728	(21,820)	57,908
Trade names	14,479	(9,583)	4,896	14,552	(8,291)	6,261
Non-compete agreements	2,200	(1,047)	1,153	2,200	(680)	1,520
	$1,837,368	$(926,584)	$910,784	$1,828,090	$(842,518)	$985,572
Estimated future amortization expense of the Company’s intangible assets is as follows:

Fiscal years ending November 30,
2023 (remaining six months)	$78,680
2024	146,296
2025	134,188
2026	117,661
2027	87,387
Thereafter	346,572
Total	$910,784
Accumulated other comprehensive income (loss):
The components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes, were as follows:

	Three Months Ended May 31, 2023 and 2022
	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustments, net of taxes	Total
Balances at February 28, 2022	$(21,972)	$(4,836)	$(60,217)	$(87,025)
Other comprehensive income (loss) before reclassification	(7)	(12,944)	(54,995)	(67,946)
Reclassification of gains from other comprehensive income (loss)	—	3,138	—	3,138
Balances at May 31, 2022	$(21,979)	$(14,642)	$(115,212)	$(151,833)

Balances at February 28, 2023	$(9,023)	$(6,453)	$(270,121)	$(285,597)
Other comprehensive income (loss) before reclassification	1,051	(5,261)	(16,246)	(20,456)
Reclassification of gains from other comprehensive income (loss)	—	3,044	—	3,044
Balances at May 31, 2023	$(7,972)	$(8,670)	$(286,367)	$(303,009)

	Six Months Ended May 31, 2023 and 2022
	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustments, net of taxes	Total
Balances at November 30, 2021	$(22,745)	$(1,403)	$(46,378)	$(70,526)
Other comprehensive income (loss) before reclassification	766	(15,704)	(68,834)	(83,772)
Reclassification of gains from other comprehensive income (loss)	—	2,465	—	2,465
Balances at May 31, 2022	$(21,979)	$(14,642)	$(115,212)	$(151,833)

Balances at November 30, 2022	$(8,471)	$(19,914)	$(287,364)	$(315,749)
Other comprehensive income (loss) before reclassification	499	2,393	997	3,889
Reclassification of gains from other comprehensive income (loss)	—	8,851	—	8,851
Balances at May 31, 2023	$(7,972)	$(8,670)	$(286,367)	$(303,009)
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
Cash Flow Hedges
To protect gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s legal entities with functional currencies that are not U.S. dollars may hedge a portion of forecasted revenue or costs not denominated in the entities’ functional currencies. These instruments mature at various dates through May 2025. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of “Revenue” in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of foreign currency costs are recognized as a component of “Cost of revenue” or “Selling, general and administrative expenses” in the same period as the related costs are recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions.
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
In connection with the pending combination with Webhelp, the Company entered into short-term foreign exchange forward call option contracts to offset the foreign exchange risk associated with the cash payment required in euros upon closing of the Webhelp Combination. These derivatives are not designated as hedging instruments and are adjusted to fair value through earnings and included in other expense (income), net in the consolidated statement of operations.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets
The fair values of the Company’s derivative instruments are disclosed in Note 7—Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item	May 31, 2023	November 30, 2022
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$1,561,286	$1,465,853
Other current assets	9,668	22,839
Other accrued liabilities	16,708	14,934
Foreign exchange call options contracts (notional value)	$2,012,475	$—
Other current assets	2,199	—
Derivative instruments designated as cash flow hedges:
Foreign exchange forward contracts (notional value)	$1,033,059	$963,844
Other current assets and other assets	7,145	6,389
Other accrued liabilities and other long-term liabilities	18,701	32,935
Volume of activity
The notional amounts of foreign exchange forward contracts represent the gross amounts of foreign currency, including, principally, the Philippine peso, the Indian rupee, the euro, the British pound, the Canadian dollar, the Japanese yen and the Australian dollar, that will be bought or sold at maturity. The notional amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. The Company’s exposure to credit loss and market risk will vary over time as currency exchange rates change.

The Effect of Derivative Instruments on AOCI and the Consolidated Statements of Operations
The following table shows the gains and losses, before taxes, of the Company’s derivative instruments designated as cash flow hedges and not designated as hedging instruments in other comprehensive income (“OCI”), and the consolidated statements of operations for the periods presented:

		Three Months Ended		Six Months Ended
	Locations of gain (loss) in statement of operations	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Derivative instruments designated as cash flow hedges
Gains (losses) recognized in OCI:
Foreign exchange forward contracts		$(7,013)	$(17,384)	$3,190	$(21,091)

Losses reclassified from AOCI into income:
Foreign exchange forward contracts
Loss reclassified from AOCI into income	Cost of revenue for services	$(2,962)	$(3,426)	$(8,722)	$(3,011)
Loss reclassified from AOCI into income	Selling, general and administrative expenses	(1,096)	(790)	(3,077)	(300)
Total		$(4,058)	$(4,216)	$(11,799)	$(3,311)

Derivative instruments not designated as hedging instruments:
Loss recognized from foreign exchange forward contracts, net(1)	Other expense (income), net	$(11,060)	$(16,148)	$(4,835)	$(17,160)
Loss recognized from foreign exchange call options contracts, net	Other expense (income), net	(12,429)	—	(12,429)	—
Total		$(23,489)	$(16,148)	$(17,264)	$(17,160)
(1)    The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net losses in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $10,556.
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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of May 31, 2023				As of November 30, 2022
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$99,094	$99,094	$—	$—	$89,932	$89,932	$—	$—
Foreign government bond	—	—	—	—	1,529	1,529	—	—
Forward foreign currency exchange contracts	16,813	—	16,813	—	29,228	—	29,228	—
Foreign currency call options contracts	2,199	—	2,199	—	—	—	—	—
Liabilities:
Forward foreign currency exchange contracts	$35,409	$—	$35,409	$—	$47,869	$—	$47,869	$—
The Company’s cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Investment in foreign government bond classified as an available-for-sale debt security is recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates. Fair values of long-term foreign currency exchange contracts are measured using valuations based upon quoted prices for similar assets and liabilities in active markets and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. The fair value of the foreign exchange forward call options contracts is measured using market standard option models and foreign currency spot rates. The effect of nonperformance risk on the fair value of derivative instruments was not material as of May 31, 2023 and November 30, 2022.
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

During the three and six months ended May 31, 2023 and 2022, there were no transfers between the fair value measurement category levels.
NOTE 8—BORROWINGS:
Borrowings consist of the following:

	As of
	May 31, 2023	November 30, 2022
Credit Facility - current portion of Term Loan component	$—	$—
Current portion of long term debt	$—	$—

Credit Facility - Term Loan component	$1,850,000	$1,875,000
Securitization Facility	289,000	356,500
Long-term debt, before unamortized debt discount and issuance costs	2,139,000	2,231,500
Less: unamortized debt discount and issuance costs	(8,040)	(7,212)
Long-term debt, net	$2,130,960	$2,224,288

Bridge Facility and Restated Credit Agreement

To provide the debt financing required by Concentrix to consummate the Webhelp Combination, Concentrix entered into a commitment letter dated March 29, 2023 (the “Bridge Commitment Letter,” and the commitments pursuant to the Bridge Commitment Letter, the “Bridge Facility”), under which certain financing institutions committed to provide a 364-day bridge loan facility in an aggregate principal amount of $5,290,000 consisting of (i) a $1,850,000 tranche of term bridge loans (the “Term Loan Amendment Tranche”), (ii) a $1,000,000 tranche of revolving commitments (the “Revolver Amendment Tranche”) and (iii) a $2,440,000 tranche of term bridge loans (the “Acquisition Tranche”), each subject to the satisfaction of certain customary closing conditions, including the consummation of the Webhelp Combination.
The incurrence of the acquisition-related indebtedness that would be funded by the Acquisition Tranche of the Bridge Facility (or permanent financing in lieu thereof) and by the Sellers’ Note was not permitted under Concentrix’ prior credit agreement dated as of October 16, 2020, among Concentrix, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent. Therefore, on April 21, 2023, Concentrix entered into an Amendment and Restatement Agreement (the “Amendment Agreement”) with the lenders party thereto, JPMorgan Chase and Bank of America, N.A. in order to amend and restate Concentrix’ prior credit agreement (as amended and restated, the “Restated Credit Agreement”). As a result of having entered into the Amendment Agreement, among other things, Concentrix obtained requisite lender consent to incur acquisition-related indebtedness, and pursuant to the terms of the Bridge Commitment Letter, the commitments with respect to the Term Loan Amendment Tranche and the Revolver Amendment Tranche of the Bridge Facility were each reduced to zero, and the Acquisition Tranche was reduced by approximately $294,702.
If the Company utilizes the Bridge Facility, amounts drawn thereunder will bear interest at a per annum rate equal to adjusted term SOFR plus a margin which may initially range from 1.125% to 2.000%, depending on the Company’s debt rating or leverage ratio, as applicable, as determined in accordance with the Bridge Commitment Letter, which margin will be increased by 0.25% on each of the 90th, 180th and 270th day after the closing of the Bridge Facility. The Company will pay commitment fees on the undrawn amount of this commitment ranging from 0.125% to 0.275% if based upon the Company’s debt rating, or 0.225% to 0.300% if based upon the Company’s leverage ratio, as applicable, determined in accordance with the Bridge Commitment Letter.
The Restated Credit Agreement provides for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $1,042,500. The Restated Credit Agreement also provides for a senior unsecured term loan facility in an aggregate principal amount not to exceed approximately $2,144,700, of which

$1,850,000 is outstanding and approximately $294,702 is available to be drawn on a delayed draw basis (the “Delayed Draw Term Loans”), subject to customary conditions, concurrent with closing of the Webhelp Combination. Aggregate borrowing capacity under the Restated Credit Agreement may be increased by up to an additional $500,000 by increasing the amount of the revolving credit facility or by incurring additional term loans, in each case subject to the satisfaction of certain conditions set forth in the Restated Credit Agreement, including the receipt of additional commitments for such increase.
The date on which the Delayed Draw Term Loans under the Restated Credit Agreement will be funded must be no later than five business days after the End Date (as defined in the Share Purchase and Contribution Agreement), which may be extended pursuant to the Share Purchase and Contribution Agreement. The lenders’ obligation to fund the Delayed Draw Term Loans on the closing date of the Webhelp Combination is subject to several customary conditions, including, among others, consummation of the Webhelp Combination. The proceeds of the Delayed Draw Term Loans on the closing date of the Webhelp Combination will be used to finance a portion of the Webhelp Combination and any related refinancing, together with the payment of related fees and expenses. The revolving credit facility is, subject to customary conditions, available for general corporate purposes and any other purpose not prohibited by the Restated Credit Agreement.
The maturity date of the Restated Credit Agreement remains December 27, 2026, subject, in the case of the revolving credit facility, to two one-year extensions upon Concentrix’ prior notice to the lenders and the agreement of the lenders to extend such maturity date. The outstanding principal amount of the term loans is payable in quarterly installments in an amount equal to 1.25% of the existing principal balance, plus any Delayed Draw Term Loans advanced on the closing date of the Webhelp Combination, commencing on December 31, 2024, with the outstanding principal amount of the term loans due in full on the maturity date.
Borrowings under the Restated Credit Agreement bear interest, in the case of SOFR rate loans, at a per annum rate equal to the applicable SOFR rate (but not less than 0.0%), plus an applicable margin, which ranges from 1.125% to 2.000%, based on the credit ratings of Concentrix’ senior unsecured non-credit enhanced long-term indebtedness for borrowed money plus a credit spread adjustment to the SOFR rate of 0.10%. Borrowings under the
Restated Credit Agreement that are base rate loans bear interest at a per annum rate (but not less than 1.0%) equal to (i) the greatest of (A) the Prime Rate (as defined in the Restated Credit Agreement) in effect on such day, (B) the NYFRB Rate (as defined in the Restated Credit Agreement) in effect on such day plus ½ of 1.0%, and (C) the adjusted one-month term SOFR rate plus 1.0% per annum, plus (ii) an applicable margin, which ranges from 0.125% to 1.000%, based on the credit ratings of Concentrix’ senior unsecured non-credit enhanced long-term indebtedness for borrowed money.
The Restated Credit Agreement contains certain loan covenants that are customary for credit facilities of this type and that restrict the ability of Concentrix and its subsidiaries to take certain actions, including the creation of liens, mergers or consolidations, changes to the nature of their business, and, solely with respect to subsidiaries of Concentrix, incurrence of indebtedness. In addition, the Restated Credit Agreement contains financial covenants that require Concentrix to maintain at the end of each fiscal quarter, (i) a consolidated leverage ratio (as defined in the Restated Credit Agreement) not to exceed 3.75 to 1.0 (or for certain periods following certain qualified acquisitions, 4.25 to 1.0) and (ii) a consolidated interest coverage ratio (as defined in the Restated Credit Agreement) equal to or greater than 3.00 to 1.0. The Restated Credit Agreement also contains various customary events of default, including payment defaults, defaults under certain other indebtedness, and a change of control of Concentrix.
As of the effective date of the Amendment Agreement, none of Concentrix’ subsidiaries guarantees the obligations under the Restated Credit Agreement.
Prior to entering into the Amendment Agreement, obligations under the Company’s senior credit facility (the “Prior Credit Facility”) were secured by substantially all of the assets of Concentrix Corporation and certain of its U.S. subsidiaries and were guaranteed by certain of its U.S. subsidiaries. Borrowings under the Prior Credit Facility bore interest, in the case of term or daily SOFR loans, at a per annum rate equal to the applicable SOFR rate (but not less than 0.0%), plus an adjustment of between 0.10% and 0.25% depending on the interest period of each SOFR loan, plus an applicable margin, which ranged from 1.25% to 2.00%, based on Concentrix’ consolidated leverage ratio. Borrowings under the Credit Facility that were base rate loans bore interest at a per annum rate equal to (i) the greatest of (a) the Federal Funds Rate in effect on such day plus ½ of 1.00%, (b) the rate of interest last publicly announced by Bank of America as its “prime rate” and (c) the term SOFR rate plus 1.00%, plus (ii) an applicable margin, which ranged from 0.25% to 1.00%, based on Concentrix’ consolidated leverage ratio. From August 31, 2022 through the date of the Amendment Agreement, the outstanding principal of the term loans under the Prior Credit Facility was payable in quarterly installments of $26,250.
At May 31, 2023 and November 30, 2022, no amounts were outstanding under the Company’s revolving credit facility.
During the six months ended May 31, 2023, the Company paid $25,000 of voluntary principal prepayments, without penalty, on the term loans under the Prior Credit Facility.
The Company paid a total of $20,683 in Bridge Facility financing fees and debt amendment fees related to the Restated Credit Agreement during the three and six months ended May 31, 2023. Of that amount paid, the Company incurred expenses of $11,840 in the three and six months ended May 31, 2023 that are recorded within interest expense and finance charges, net in the consolidated statement of operations. The expense associated with the Bridge Facility financing fees recorded to date relates to amortization of the fees over the expected term of the Bridge Facility in addition to a portion that was written off as a result of the Term Loan Amendment Tranche and the Revolver Amendment Tranche being reduced to zero in connection with the Amendment Agreement.
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
The Securitization Facility contains various affirmative and negative covenants, including a consolidated leverage ratio covenant that is consistent with the Restated Credit Agreement and customary events of default, including payment defaults, defaults under certain other indebtedness, a change in control of Concentrix, and certain events negatively affecting the overall credit quality of the transferred accounts receivable.
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

Covenant compliance
As of May 31, 2023 and November 30, 2022, Concentrix was in compliance with all covenants for the above arrangements.
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

	Three Months Ended		Six Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Basic earnings per common share:
Net income	$78,850	$113,142	$166,720	$223,415
Less: net income allocated to participating securities(1)	(1,363)	(1,714)	(2,916)	(3,267)
Net income attributable to common stockholders	$77,487	$111,428	$163,804	$220,148

Weighted-average number of common shares - basic	51,181	51,564	51,165	51,596

Basic earnings per common share	$1.51	$2.16	$3.20	$4.27

Diluted earnings per common share:
Net income	$78,850	$113,142	$166,720	$223,415
Less: net income allocated to participating securities(1)	(1,357)	(1,700)	(2,900)	(3,243)
Net income attributable to common stockholders	$77,493	$111,442	$163,820	$220,172

Weighted-average number of common shares - basic	51,181	51,564	51,165	51,596
Effect of dilutive securities:
Stock options and restricted stock units	211	426	292	399
Weighted-average number of common shares - diluted	51,392	51,990	51,457	51,995

Diluted earnings per common share	$1.51	$2.14	$3.18	$4.23
(1)Restricted stock awards granted to employees by the Company are considered participating securities.

NOTE 10—REVENUE:
Disaggregated revenue
In the following table, the Company’s revenue is disaggregated by primary industry verticals:

	Three Months Ended		Six Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Industry vertical:
Technology and consumer electronics	$504,204	$466,754	$1,020,812	$936,953
Retail, travel and ecommerce	307,952	295,025	613,456	579,942
Communications and media	257,794	273,817	514,781	534,460
Banking, financial services and insurance	261,964	255,583	521,617	498,829
Healthcare	164,708	148,252	342,532	298,388
Other	118,084	128,670	237,912	255,581
Total	$1,614,706	$1,568,101	$3,251,110	$3,104,153
NOTE 11—PENSION AND EMPLOYEE BENEFITS PLANS:
The Company has a 401(k) plan in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in the 401(k) plan on the first day of the month after their employment date. The Company may make discretionary contributions under the plan. Employees in most of the Company’s non-U.S. legal entities are covered by government mandated defined contribution plans. During the three and six months ended May 31, 2023, the Company contributed $21,871 and $44,525, respectively, to defined contribution plans. During the three and six months ended May 31, 2022, the Company contributed $26,855 and $48,667, respectively, to defined contribution plans.
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
Net benefit costs related to defined benefit plans were $2,693 and $5,627, during the three and six months ended May 31, 2023, respectively. Net benefit costs related to defined benefit plans were $2,353 and $5,628, during the three and six months ended May 31, 2022, respectively. On an aggregate basis, the plans were underfunded by $68,414 and $71,815 at May 31, 2023 and November 30, 2022, respectively.
NOTE 12—INCOME TAXES:
Income taxes consist of current and deferred tax expense resulting from income earned in domestic and international jurisdictions. The effective tax rates for the three and six months ended May 31, 2023 and 2022 were impacted by the geographic mix of worldwide income and certain discrete items.

The liability for unrecognized tax benefits was $83,317 and $78,501 at May 31, 2023 and November 30, 2022, respectively, and is included in other long-term liabilities in the consolidated balance sheets. As of May 31, 2023 and November 30, 2022, the total amount of unrecognized tax benefits that would affect income tax expense if recognized in the consolidated financial statements was $46,220 and $40,793, respectively. This amount includes net interest and penalties of $8,676 and $7,538 for the respective periods. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease between approximately $34,538 and $37,429 in the next twelve months; however, actual developments in this area could differ from those currently expected.
NOTE 13— LEASES:
The Company leases certain of its facilities and equipment under operating lease agreements, which expire in various periods through 2035. The Company’s finance leases are not material.
The following table presents the various components of operating lease costs:

	Three Months Ended		Six Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Operating lease cost	$51,675	$49,738	$103,435	$100,540
Short-term lease cost	5,172	5,186	9,891	9,523
Variable lease cost	12,049	11,234	24,380	23,218
Sublease income	(1,505)	(692)	(2,868)	(1,427)
Total operating lease cost	$67,391	$65,466	$134,838	$131,854
The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five fiscal years and thereafter as of May 31, 2023:

Fiscal Years Ending November 30,
2023 (remaining six months)	$100,455
2024	173,698
2025	124,316
2026	67,927
2027	31,474
Thereafter	29,961
Total payments	527,831
Less: imputed interest*	46,527
Total present value of lease payments	$481,304
*Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.
The following amounts were recorded in the consolidated balance sheets related to the Company’s operating leases:

		As of
		May 31, 2023	November 30, 2022
Operating lease ROU assets	Other assets, net	$456,644	$473,039
Current operating lease liabilities	Other accrued liabilities	166,106	158,801
Non-current operating lease liabilities	Other long-term liabilities	315,198	340,673

The following table presents supplemental cash flow information related to the Company’s operating leases. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Six Months Ended
	May 31, 2023	May 31, 2022
Cash paid for amounts included in the measurement of lease liabilities	$106,144	$100,857
Non-cash ROU assets obtained in exchange for lease liabilities	68,050	68,238
The weighted-average remaining lease term and discount rate as of May 31, 2023 and November 30, 2022 were as follows:

	As of
	May 31, 2023	November 30, 2022
Weighted-average remaining lease term (years)	3.51	3.72
Weighted-average discount rate	5.49%	5.24%
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

NOTE 15—STOCKHOLDERS’ EQUITY:

Share repurchase program
In September 2021, the Company’s board of directors authorized the Company to purchase up to $500,000 of the Company’s outstanding shares of common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. The repurchase program has no termination date and may be suspended or discontinued at any time. During the three and six months ended May 31, 2023, the Company repurchased 39 and 110 shares, respectively, of its common stock for an aggregate purchase price of $4,940 and $14,941, respectively. During the three and six months ended May 31, 2022, the Company repurchased 367 shares of its common stock for an aggregate purchase price of $57,850. The share repurchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes. At May 31, 2023, approximately $339,143 remained available for share repurchases under the existing authorization from the Company’s board of directors.
During June 2023, the Company did not repurchase any shares of its common stock.

Dividends
During fiscal years 2023 and 2022, the Company has paid the following dividends per share approved by the Company’s board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
January 18, 2022	January 28, 2022	$0.25	February 8, 2022
March 29, 2022	April 29, 2022	$0.25	May 10, 2022
June 27, 2022	July 29, 2022	$0.25	August 9, 2022
September 28, 2022	October 28, 2022	$0.275	November 8, 2022
January 19, 2023	January 30, 2023	$0.275	February 10, 2023
March 29, 2023	April 28, 2023	$0.275	May 9, 2023

On June 28, 2023, the Company announced a cash dividend of $0.275 per share to stockholders of record as of July 28, 2023, payable on August 8, 2023.

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

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding the combination with Webhelp and the timing thereof, our expected future financial condition, results of operations, effective tax rate, cash flows, leverage, liquidity, business strategy, competitive position, demand for our services and seasonality of our business, international operations, acquisition opportunities and the anticipated impact of acquisitions, capital allocation and dividends, growth opportunities, spending, capital expenditures and investments, competition and market forecasts, industry trends, our human capital resources and sustainability initiatives, and statements that include words such as believe, expect, may, will, provide, could and should and other similar expressions. These forward-looking statements are inherently uncertain and involve substantial risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Risks and uncertainties include, among other things: risks related to the proposed transaction with Webhelp, including that the proposed transaction will not be consummated; the ability to receive stockholder approval and regulatory approvals for the proposed transaction in a timely manner, on acceptable terms or at all, or to satisfy the other closing conditions to the proposed transaction; conditions in the credit markets and the ability to obtain financing for the proposed transaction on a favorable basis, if at all; fluctuations in currency exchange rates and their impact on the U.S. dollar cost for euro-denominated obligations; the ability to retain key employees and successfully integrate the Webhelp business; our ability to realize estimated cost savings, synergies or other anticipated benefits of the proposed transaction, or that such benefits may take longer to realize than expected; diversion of management’s attention; the potential impact of the announcement or consummation of the proposed acquisition on relationships with clients and other third parties; the unfavorable outcome of any legal proceedings that may be instituted against the Company or Webhelp; risks related to general economic conditions, including consumer demand, interest rates, inflation, supply chains and the effects of the conflict in Ukraine; cyberattacks on our or our clients’ networks and information technology systems; the failure of our staff and contractors to adhere to our and our clients’ controls and processes; the inability to protect personal and proprietary information; the inability to execute on our digital customer experience strategy; the loss of key personnel or the inability to attract and retain staff with the skills and expertise needed for our business; increases in the cost of labor; the effects of the COVID-19 pandemic and other communicable diseases, natural disasters, adverse weather conditions or public health crises; geopolitical, economic and climate- or weather-related risks in regions with a significant concentration of our operations; the inability to successfully identify, complete and integrate strategic acquisitions or investments, including our integration of ServiceSource International, Inc.; competitive conditions in our industry and consolidation of our competitors; higher than expected tax liabilities; the demand for customer experience solutions and technology; variability in demand by our clients or the early termination of our client contracts; the level of business activity of our clients and the market acceptance and performance of their products and services; currency exchange rate fluctuations; the operability of our communication services and information technology systems and networks; changes in law, regulations or regulatory guidance; damage to our reputation through the actions or inactions of third parties; investigative or legal actions; and other risks that are described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2022. We do not intend to update forward-looking statements, which speak only as of the date hereof, unless otherwise required by law.

Concentrix, the Concentrix Logo, and all other Concentrix company, product and services names and slogans are trademarks or registered trademarks of Concentrix Corporation and its subsidiaries. Concentrix and the Concentrix Logo Reg. U.S. Pat. & Tm. Off. and applicable non-U.S. jurisdictions. Other names and marks are the property of their respective owners.
Overview and Basis of Presentation
Concentrix is a leading global provider of Customer Experience (“CX”) solutions and technology that help iconic and disruptive brands drive deep understanding, full lifecycle engagement, and differentiated experiences for their end-customers. We provide end-

to-end capabilities, including CX process optimization, technology innovation and design engineering, front- and back-office automation, analytics and business transformation services to clients in five primary industry verticals. Our differentiated portfolio of solutions supports Fortune Global 500 as well as new economy clients across the globe in their efforts to deliver an optimized, consistent brand experience across all channels of communication, such as voice, chat, email, social media, asynchronous messaging, and custom applications. We strive to deliver exceptional services globally supported by our deep industry knowledge, technology and security practices, talented people, and digital and analytics expertise.
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
Pending Combination with Webhelp

On March 29, 2023, we announced that we and OSYRIS S.à r.l., a private limited liability company (société à responsabilité limitée) incorporated under the laws of the Grand Duchy of Luxembourg and a direct wholly owned subsidiary of Concentrix (“Purchaser”), had entered into a binding put option agreement with certain stockholders (the “Beneficiaries”) of Marnix Lux SA, a public limited liability company (société anonyme) incorporated under the laws of the Grand Duchy of Luxembourg (“Webhelp Parent”) and the parent company of Webhelp SAS (“Webhelp”) that is expected to result in the combination of the Concentrix and Webhelp businesses. Webhelp is a leading provider of CX solutions, including sales, marketing, and payment services, with significant operations and client relationships in Europe, Latin America, and Africa. The transaction is valued at approximately $4.8 billion, including the assumption of net debt, and is expected to close by the end of the year, subject to the satisfaction of customary closing conditions, including approval by our stockholders and certain regulatory approvals. Certain required consultation processes with works councils representing certain Webhelp staff in France and the Netherlands were completed in late April 2023. On May 30, 2023, the Beneficiaries completed the collection of powers of attorney from 100% of the other Sellers to allow a representative to act on behalf of the Sellers in connection with the execution of the Share Purchase and Contribution Agreement and other related agreements and documents. On June 2, 2023, the Beneficiaries exercised the Put Option and on June 12, 2023, we, the Purchaser, the Beneficiaries and Webhelp Parent entered into the Share Purchase and Contribution Agreement.

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
Our CX solutions and technology are generally characterized by flat unit prices. Approximately 97% of our revenue is recognized as services are performed, based on staffing hours or the number of client customer transactions handled using contractual rates.

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
In the second fiscal quarter of 2023 and 2022, approximately 80% and 78%, respectively, of our consolidated revenue was generated from our non-U.S. operations, and approximately 68% and 67%, respectively, of our consolidated revenue was priced in U.S. dollars and we expect this to continue. As a result, we have certain client contracts that are priced in non-U.S. dollar currencies for which a substantial portion of the costs to deliver the services are in other currencies. Accordingly, our revenue may be earned in currencies that are different from the currencies in which we incur corresponding expenses. Fluctuations in the value of currencies, such as the Philippine peso, the Indian rupee, and the Canadian dollar, against the U.S. dollar or other currencies in which we bill our clients, and inflation in the local economies in which these delivery centers are located, can impact the operating and labor costs in these delivery centers, which can result in reduced profitability. As a result, our revenue growth, costs and profitability have been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates and inflation.
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
Critical Accounting Policies and Estimates
During the three and six months ended May 31, 2023, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2022.

Results of Operations – Three and Six Months Ended May 31, 2023 and 2022

	Three Months Ended		Six Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022

	($ in thousands)		($ in thousands)
Revenue	$1,614,706	$1,568,101	$3,251,110	$3,104,153
Cost of revenue	1,034,481	1,009,185	2,089,724	2,007,103
Gross profit	580,225	558,916	1,161,386	1,097,050
Selling, general and administrative expenses	417,659	402,004	842,773	792,393
Operating income	162,566	156,912	318,613	304,657
Interest expense and finance charges, net	47,213	12,973	81,203	21,743
Other expense (income), net	9,383	(2,545)	13,097	(10,161)
Income before income taxes	105,970	146,484	224,313	293,075
Provision for income taxes	27,120	33,451	57,593	69,503
Net income before non-controlling interest	78,850	113,033	166,720	223,572
Less: Net income (loss) attributable to non-controlling interest	—	(109)	—	157
Net income attributable to Concentrix Corporation	$78,850	$113,142	$166,720	$223,415
Revenue

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2023	May 31, 2022	2023 to 2022	May 31, 2023	May 31, 2022	2023 to 2022

	($ in thousands)			($ in thousands)
Industry vertical:
Technology and consumer electronics	$504,204	$466,754	8.0%	$1,020,812	$936,953	9.0%
Retail, travel and ecommerce	307,952	295,025	4.4%	613,456	579,942	5.8%
Communications and media	257,794	273,817	(5.9)%	514,781	534,460	(3.7)%
Banking, financial services and insurance	261,964	255,583	2.5%	521,617	498,829	4.6%
Healthcare	164,708	148,252	11.1%	342,532	298,388	14.8%
Other	118,084	128,670	(8.2)%	237,912	255,581	(6.9)%
Total	$1,614,706	$1,568,101	3.0%	$3,251,110	$3,104,153	4.7%
We generate revenue by delivering our CX solutions and technology to our clients categorized in the above primary industry verticals. Our solutions focus on customer engagement, process optimization, and back-office automation.
Our revenue increased by 3.0% in the three months ended May 31, 2023, compared to the three months ended May 31, 2022, which included incremental revenue from acquired operations of $46.3 million, or an increase of 3.0%, compared to the prior year period, resulting in increased volumes across the majority of our verticals over the prior year period. These increases were partially offset by an unfavorable translation effect of foreign currencies of $24.4 million, or 1.6%. The unfavorable foreign currency translation effect on revenue was primarily due to the weakening of the Australian dollar, Argentine peso, and Japanese yen against the U.S. dollar.
Our revenue increased by 4.7% in the six months ended May 31, 2023, compared to the six months ended May 31, 2022, which included incremental revenue from acquired operations of $128.0 million, or an increase of 4.1%, compared to the prior year period, resulting in increased volumes across the majority of our verticals over the prior year period. These increases were partially offset by an unfavorable translation effect of foreign currencies of $64.3 million, or 2.1%. The unfavorable foreign currency translation effect on revenue was primarily due to the weakening of the British pound, Japanese yen and euro against the U.S. dollar.
For the three and six months ended May 31, 2023, revenue in our technology and consumer electronics vertical increased as a result of contributions from acquired operations. For the three months ended May 31, 2023, revenue in our retail, travel and ecommerce vertical increased primarily due to increased volumes across the majority of our clients in this vertical over the prior year period. For the six months ended May 31, 2023, revenue in our retail, travel and ecommerce vertical increased primarily due to increased volumes across the majority of our clients in this vertical over the prior year period and contributions from acquired operations. For the three months ended May 31, 2023, revenue in our communications and media vertical decreased due to decreased volumes with several clients. For the six months ended May 31, 2023, revenue in the communications and media vertical decreased due to decreased volumes with several clients which more than offset contributions from acquired operations. For the three and six months ended May 31, 2023, revenue from clients in the banking, financial services and insurance vertical increased primarily due to increased volumes across the majority of our clients in this vertical over the prior year periods. For the three months ended May 31, 2023, revenue in our healthcare vertical increased due to increased volumes across the majority of our healthcare clients over the prior year period. For the six months ended May 31, 2023, revenue in our healthcare vertical increased due to contributions from acquired operations and increased volumes across the majority of our healthcare clients over the prior year period. For the three and six months ended May 31, 2023, revenue in our other vertical decreased primarily due to decreases in revenue from several clients, including government clients, over the prior year periods.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2023	May 31, 2022	2023 to 2022	May 31, 2023	May 31, 2022	2023 to 2022

	($ in thousands)			($ in thousands)
Cost of revenue	$1,034,481	$1,009,185	2.5%	$2,089,724	$2,007,103	4.1%
Gross profit	$580,225	$558,916	3.8%	$1,161,386	$1,097,050	5.9%
Gross margin %	35.9%	35.6%		35.7%	35.3%
Cost of revenue consists primarily of personnel costs. Gross margin can be impacted by resource location, client mix and pricing, additional lead time for programs to be fully scalable, and transition and initial set-up costs.
Our cost of revenue increased by 2.5% in the three months ended May 31, 2023, compared to the three months ended May 31, 2022, primarily due to the increase in our revenue and personnel costs related to staff supporting acquired operations. The increases were partially offset by a $49.2 million, or 4.9%, reduction in our cost of revenue due to foreign currency translation. The foreign currency translation impact on our cost of revenue was caused primarily by the weakening of the Philippine peso, Indian rupee, and Egyptian pound against the U.S. dollar.
Our cost of revenue increased by 4.1% in the six months ended May 31, 2023, compared to the six months ended May 31, 2022, primarily due to the increase in our revenue and personnel costs related to staff supporting acquired operations. The increases were partially offset by a $109.4 million, or 5.5%, reduction in our cost of revenue due to foreign currency translation. The foreign currency translation impact on our cost of revenue was caused primarily by the weakening of the Philippine peso, Indian rupee, and Egyptian pound against the U.S. dollar.
Our gross profit increased by 3.8% in the three months ended May 31, 2023, compared to the three months ended May 31, 2022, primarily due to the increase in revenue and the contributions from acquired operations and a net favorable foreign currency impact of $24.8 million on gross profit. Our gross margin percentage for the three months ended May 31, 2023 increased to 35.9% from 35.6% in the prior year period due to changes in the mix of geographies where our services were delivered.
Our gross profit increased by 5.9% in the six months ended May 31, 2023, compared to the six months ended May 31, 2022, primarily due to the increase in revenue and the contributions from acquired operations and a net favorable foreign currency impact of $45.1 million on gross profit. Our gross margin percentage for the six months ended May 31, 2023 increased to 35.7% from 35.3% in the prior year period due to changes in the mix of geographies where our services were delivered.

Selling, General and Administrative Expenses

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2023	May 31, 2022	2023 to 2022	May 31, 2023	May 31, 2022	2023 to 2022

	($ in thousands)			($ in thousands)
Selling, general and administrative expenses	$417,659	$402,004	3.9%	$842,773	$792,393	6.4%
Percentage of revenue	25.9%	25.6%		25.9%	25.5%

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
Our selling, general and administrative expenses increased by 3.9% in the three months ended May 31, 2023, compared to the three months ended May 31, 2022, primarily due to incremental selling, general and administrative expenses associated with acquired operations and an increase in acquisition-related and integration expenses of $5.7 million. These increases were partially offset by a $13.4 million reduction in selling, general and administrative expenses due to foreign currency translation. As a percentage of revenue, selling, general and administrative expenses increased from 25.6% in the second fiscal quarter of 2022 to 25.9% in the second fiscal quarter of 2023 due to the net effect of the changes described.
Our selling, general and administrative expenses increased by 6.4% in the six months ended May 31, 2023, compared to the six months ended May 31, 2022, primarily due to incremental selling, general and administrative expenses associated with acquired operations and an increase in acquisition-related and integration expenses of $10.3 million. These increases were partially offset by a $29.0 million reduction in selling, general and administrative expenses due to foreign currency translation. As a percentage of revenue, selling, general and administrative expenses increased from 25.5% in the six months ended May 31, 2022 to 25.9% in the six months ended May 31, 2023 due to the net effect of the changes described.
Operating Income

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2023	May 31, 2022	2023 to 2022	May 31, 2023	May 31, 2022	2023 to 2022

	($ in thousands)			($ in thousands)
Operating income	$162,566	$156,912	3.6%	$318,613	$304,657	4.6%
Operating margin	10.1%	10.0%		9.8%	9.8%
Our operating income increased during the three and six months ended May 31, 2023, compared to the three and six months ended May 31, 2022, due to the increase in gross profit partially offset by the increase in selling, general and administrative expenses.
Our operating margin remained flat during the three and six months ended May 31, 2023, compared to the three and six months ended May 31, 2022, due to the increase in gross margin percentage offset by the increase in selling, general and administrative expenses as a percentage of revenue.

Interest Expense and Finance Charges, Net

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2023	May 31, 2022	2023 to 2022	May 31, 2023	May 31, 2022	2023 to 2022

	($ in thousands)			($ in thousands)
Interest expense and finance charges, net	$47,213	$12,973	263.9%	$81,203	$21,743	273.5%
Percentage of revenue	2.9%	0.8%		2.5%	0.7%
Amounts recorded in interest expense and finance charges, net consist primarily of interest on term loan borrowings under our senior credit facility, interest on borrowings under our accounts receivable securitization facility (the “Securitization Facility”) and financing expenses associated with our commitment letter dated March 29, 2023 (the “Bridge Commitment Letter,” and the commitments pursuant to the Bridge Commitment Letter, the “Bridge Facility”), entered into in connection with the pending Webhelp combination.
The increase in interest expense for the three and six months ended May 31, 2023, compared to the three and six months ended May 31, 2022, was due to Bridge Facility financing fees and credit facility amendment fees of $11.8 million, and higher interest rates on outstanding term loan borrowings under our senior credit facility and higher interest rates on outstanding borrowings under our Securitization Facility.

Other Expense (Income), Net

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2023	May 31, 2022	2023 to 2022	May 31, 2023	May 31, 2022	2023 to 2022

	($ in thousands)			($ in thousands)
Other expense (income), net	$9,383	$(2,545)	(468.7)%	$13,097	$(10,161)	(228.9)%
Percentage of revenue	0.6%	(0.2)%		0.4%	(0.3)%
Amounts recorded as other expense (income), net include foreign currency transaction gains and losses other than cash flow hedges, non-designated hedging derivative activity, investment gains and losses, the non-service component of pension costs, and other non-operating gains and losses.
Other expense (income), net in the three months ended May 31, 2023 was an expense of $9.4 million, compared to income of $2.5 million in the three months ended May 31, 2022. The change in other expense (income), net was primarily due to a loss on derivative contracts entered into in connection with the pending Webhelp combination of $12.4 million.
Other expense (income), net in the six months ended May 31, 2023 was an expense of $13.1 million, compared to income of $10.2 million in the six months ended May 31, 2022. The change in other expense (income), net was primarily due to a loss on derivative contracts entered into in connection with the pending Webhelp combination of $12.4 million in addition to unfavorable foreign currency transaction changes compared to the prior year period.

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2023	May 31, 2022	2023 to 2022	May 31, 2023	May 31, 2022	2023 to 2022

	($ in thousands)			($ in thousands)
Provision for income taxes	$27,120	$33,451	(18.9)%	$57,593	$69,503	(17.1)%
Percentage of income before income taxes	25.6%	22.8%		25.7%	23.7%
Our provision for income taxes consists of our current and deferred tax expense resulting from our income earned in domestic and international jurisdictions.
Our provision for income taxes decreased in the three and six months ended May 31, 2023, compared to the three and six months ended May 31, 2022, primarily due to a decrease in income before taxes. The effective tax rate for the three and six months ended May 31, 2023 increased compared to the three and six months ended May 31, 2022 primarily due to the change in mix of income earned in different tax jurisdictions between periods.

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

	Three Months Ended		Six Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
	($ in thousands, except per share amounts)

Revenue	$1,614,706	$1,568,101	$3,251,110	$3,104,153
Foreign currency translation	24,388	—	64,322	—
Revenue in constant currency	$1,639,094	$1,568,101	$3,315,432	$3,104,153
Effect of excluding revenue of acquired and divested businesses	(46,313)	(123,963)	(128,017)	(207,159)
Revenue in adjusted constant currency	$1,592,781	$1,444,138	$3,187,415	$2,896,994

Operating income	$162,566	$156,912	$318,613	$304,657
Acquisition-related and integration expenses	7,433	1,726	12,976	2,648
Amortization of intangibles	39,426	41,469	78,686	79,525
Share-based compensation	11,189	12,647	27,943	27,816
Non-GAAP operating income	$220,614	$212,754	$438,218	$414,646

Net income	$78,850	$113,142	$166,720	$223,415
Net income attributable to non-controlling interest	—	(109)	—	157
Interest expense and finance charges, net	47,213	12,973	81,203	21,743
Provision for income taxes	27,120	33,451	57,593	69,503
Other expense (income), net	9,383	(2,545)	13,097	(10,161)
Acquisition-related and integration expenses	7,433	1,726	12,976	2,648
Amortization of intangibles	39,426	41,469	78,686	79,525
Share-based compensation	11,189	12,647	27,943	27,816
Depreciation	38,211	37,137	76,386	73,174
Adjusted EBITDA	$258,825	$249,891	$514,604	$487,820

Operating margin	10.1%	10.0%	9.8%	9.8%
Non-GAAP operating margin	13.7%	13.6%	13.5%	13.4%
Adjusted EBITDA margin	16.0%	15.9%	15.8%	15.7%

Net income	$78,850	$113,142	$166,720	$223,415
Acquisition-related and integration expenses	7,433	1,726	12,976	2,648
Acquisition-related expenses included in interest expense and finance charges, net(1)	11,840	—	11,840	—
Acquisition-related expenses included in other expense (income), net(1)	12,429	—	12,429	—
Amortization of intangibles	39,426	41,469	78,686	79,525
Share-based compensation	11,189	12,647	27,943	27,816
Income taxes related to the above(2)	(20,579)	(14,180)	(35,968)	(27,933)
Non-GAAP net income	$140,588	$154,804	$274,626	$305,471

	Three Months Ended		Six Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
	($ in thousands, except per share amounts)

Diluted earnings per common share (“EPS”)	$1.51	$2.14	$3.18	$4.23
Acquisition-related and integration expenses	0.14	0.03	0.25	0.05
Acquisition-related expenses included in interest expense and finance charges, net(1)	0.23	—	0.23	—
Acquisition-related expenses included in other expense (income), net(1)	0.24	—	0.24	—
Amortization of intangibles	0.75	0.79	1.50	1.51
Share-based compensation	0.21	0.24	0.53	0.53
Income taxes related to the above(2)	(0.39)	(0.27)	(0.69)	(0.53)
Non-GAAP Diluted EPS	$2.69	$2.93	$5.24	$5.79
(1)Included in these amounts are a) Bridge Facility financing fees expensed and b) losses associated with non-designated call option contracts put in place to hedge foreign exchange movements in connection with the Webhelp combination that are included within interest expense and finance charges, net and other expense (income), net, respectively, in the consolidated statement of operations.

(2)The tax effect of taxable and deductible non-GAAP adjustments was calculated using the tax deductible portion of the expenses and applying the entity specific, statutory tax rates applicable to each item during the respective periods.

Liquidity and Capital Resources
Our primary uses of cash are working capital, capital expenditures to expand our delivery footprint and enhance our technology solutions, debt repayments and acquisitions, including our fiscal year 2022 acquisitions of PK and ServiceSource. Our financing needs for these uses of cash have been a combination of operating cash flows and third-party debt arrangements. Our working capital needs are primarily to finance accounts receivable. When our revenue is increasing, our net investment in working capital typically increases. Conversely, when revenue is decreasing, our net investment in working capital typically decreases. To increase our market share and better serve our clients, we may further expand our operations through investments or acquisitions. We expect that such expansion would require an initial investment in working capital, personnel, facilities, and operations. These investments or acquisitions would likely be funded primarily by our existing cash and cash equivalents, available liquidity, including capacity on our debt arrangements, or the issuance of securities. We expect to fund the Webhelp combination through a combination of (i) term loan borrowings under our senior credit facility, (ii) cash on hand and (iii) proceeds from other financings or offerings of debt securities that we intend to obtain in lieu of borrowing under the Bridge Facility (as defined below) (or, to the extent such proceeds are not sufficient, borrowings under the Bridge Facility).

In September 2021, considering our strong free cash flow, low leverage and adequate liquidity to support capital return to stockholders while maintaining flexibility to pursue acquisitions, our board of directors authorized a share repurchase program. Under the share repurchase program, the board of directors authorized us to purchase up to $500 million of our common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. The share repurchase program has no termination date and may be suspended or discontinued at any time. During the three and six months ended May 31, 2023, we purchased 39,084 and 110,424 shares, respectively, of our common stock under the share repurchase program for approximately $4.9 and $14.9 million, respectively, in the aggregate. During the three and six months ended May 31, 2022, we purchased 366,704 shares of our common stock under the share repurchase program for approximately $57.9 million in the aggregate. At May 31, 2023, approximately $339.1 million remained available for share repurchases under the existing authorization from our board of directors.

During June 2023, we did not repurchase any shares of our common stock.

During fiscal years 2023 and 2022, we have paid the following dividends per share approved by our board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
January 18, 2022	January 28, 2022	$0.25	February 8, 2022
March 29, 2022	April 29, 2022	$0.25	May 10, 2022
June 27, 2022	July 29, 2022	$0.25	August 9, 2022
September 28, 2022	October 28, 2022	$0.275	November 8, 2022
January 19, 2023	January 30, 2023	$0.275	February 10, 2023
March 29, 2023	April 28, 2023	$0.275	May 9, 2023

On June 28, 2023, we announced a cash dividend of $0.275 per share to stockholders of record as of July 28, 2023, payable on August 8, 2023.

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
Debt Arrangements
Bridge Facility and Restated Credit Agreement

To provide the debt financing required to consummate the combination with Webhelp, we entered into a commitment letter dated March 29, 2023 (the “Bridge Commitment Letter,” and the commitments pursuant to the Bridge Commitment Letter, the “Bridge Facility”), under which certain financing institutions committed to provide a 364-day bridge loan facility in an aggregate principal amount of $5,290,000 consisting of (i) a $1,850,000 tranche of term bridge loans (the “Term Loan Amendment Tranche”), (ii) a $1,000,000 tranche of revolving commitments (the “Revolver Amendment Tranche”) and (iii) a $2,440,000 tranche of term bridge loans (the “Acquisition Tranche”), each subject to the satisfaction of certain customary closing conditions, including the consummation of the combination.
The incurrence of the acquisition-related indebtedness that would be funded by the Acquisition Tranche of the Bridge Facility (or permanent financing in lieu thereof) and the note to be issued by Concentrix to the Sellers at the closing of the transaction was not permitted under our prior credit agreement dated as of October 16, 2020, among Concentrix, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent. Therefore, on April 21, 2023, we entered into an Amendment and Restatement Agreement (the “Amendment Agreement”) with the lenders party thereto, JPMorgan Chase and Bank of America, N.A. in order to amend and restate our prior credit agreement (as amended and restated, the “Restated Credit Agreement”). As a result of having entered into the Amendment Agreement, among other things, we obtained requisite lender consent to incur acquisition-related indebtedness, and pursuant to the terms of the Bridge Commitment Letter, the commitments with respect to the Term Loan Amendment Tranche and the Revolver Amendment Tranche of the Bridge Facility were each reduced to zero, and the Acquisition Tranche was reduced by approximately $294,702.
If we utilize the Bridge Facility, amounts drawn thereunder will bear interest at a per annum rate equal to adjusted term SOFR plus a margin which may initially range from 1.125% to 2.000%, depending on our debt rating or leverage ratio, as applicable, as determined in accordance with the Bridge Commitment Letter, which margin will be increased by 0.25% on each of the 90th, 180th and 270th day after the closing of the Bridge Facility. We will pay commitment fees on the undrawn amount of this commitment ranging from 0.125% to 0.275% if based upon our debt rating, or 0.225% to 0.300% if based upon our leverage ratio, as applicable, determined in accordance with the Bridge Commitment Letter.
The Restated Credit Agreement provides for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $1,042,500. The Restated Credit Agreement also provides for a senior unsecured term loan facility in an aggregate principal amount not to exceed approximately $2,144,700, of which $1,850,000 is outstanding and approximately $294,702 is available to be drawn on a delayed draw basis (the “Delayed Draw Term Loans”), subject to customary conditions, concurrent with closing of the Webhelp combination. Aggregate borrowing capacity under the Restated Credit Agreement may be increased by up to an additional $500,000 by increasing the amount of the revolving credit facility or by incurring additional term loans, in each case subject to the satisfaction of certain conditions set forth in the Restated Credit Agreement, including the receipt of additional commitments for such increase.
The date on which the Delayed Draw Term Loans under the Restated Credit Agreement will be funded must be no later than five business days after the End Date (as defined in the Share Purchase and Contribution Agreement), which may be extended pursuant to the Share Purchase and Contribution Agreement. The lenders’ obligation to fund the Delayed Draw Term Loans on the closing date of the Webhelp combination is subject to several customary conditions, including, among others, consummation of the Webhelp combination. The proceeds of the Delayed Draw Term Loans on the closing date of the Webhelp combination will be used to finance a portion of the Webhelp combination and any related refinancing, together with the payment of related fees and expenses. The revolving credit facility is, subject to customary conditions, available for general corporate purposes and any other purpose not prohibited by the Restated Credit Agreement.

The maturity date of the Restated Credit Agreement remains December 27, 2026, subject, in the case of the revolving credit facility, to two one-year extensions upon our prior notice to the lenders and the agreement of the lenders to extend such maturity date. The outstanding principal amount of the term loan is payable in quarterly installments in an amount equal to 1.25% of the existing principal balance, plus any Delayed Draw Term Loans advanced on the closing date of the Webhelp combination, commencing on December 31, 2024, with the outstanding principal amount of the term loans due in full on the maturity date.

Borrowings under the Restated Credit Agreement bear interest, in the case of SOFR rate loans, at a per annum rate equal to the applicable SOFR rate (but not less than 0.0%), plus an applicable margin, which ranges from 1.125% to 2.000%, based on the credit ratings of our senior unsecured non-credit enhanced long-term indebtedness for borrowed money plus a credit spread adjustment to the SOFR rate of 0.10%. Borrowings under the Restated Credit Agreement that are base rate loans bear interest at a per annum rate (but not less than 1.0%) equal to (i) the greatest of (A) the Prime Rate (as defined in the Restated Credit Agreement) in effect on such day, (B) the NYFRB Rate (as defined in the Restated Credit Agreement) in effect on such day plus 1/2 of 1.0%, and (C) the adjusted one-month term SOFR rate plus 1.0% per annum, plus (ii) an applicable margin, which ranges from 0.125% to 1.000%, based on the credit ratings of our senior unsecured non-credit enhanced long-term indebtedness for borrowed money.

The Restated Credit Agreement contains certain loan covenants that are customary for credit facilities of this type and that restrict our ability to take certain actions, including the creation of liens, mergers or consolidations, changes to the nature of our business, and, solely with respect to our subsidiaries, incurrence of indebtedness. In addition, the Restated Credit Agreement contains financial covenants that require us to maintain at the end of each fiscal quarter, (i) a consolidated leverage ratio (as defined in the Restated Credit Agreement) not to exceed 3.75 to 1.0 (or for certain periods following certain qualified acquisitions, 4.25 to 1.0) and (ii) a consolidated interest coverage ratio (as defined in the Restated Credit Agreement) equal to or greater than 3.00 to 1.0. The Restated Credit Agreement also contains various customary events of default, including payment defaults, defaults under certain other indebtedness, and a change of control of Concentrix.

None of our subsidiaries guarantee the obligations under the Restated Credit Agreement.
Prior to entering into the Amendment Agreement, obligations under our senior credit facility (the “Prior Credit Facility”) were secured by substantially all of the assets of Concentrix Corporation and certain of our U.S. subsidiaries and were guaranteed by certain of our U.S. subsidiaries. Borrowings under the Prior Credit Facility bore interest, in the case of term or daily SOFR loans, at a per annum rate equal to the applicable SOFR rate (but not less than 0.0%), plus an adjustment of between 0.10% and 0.25% depending on the interest period of each SOFR loan, plus an applicable margin, which ranged from 1.25% to 2.00%, based on our consolidated leverage ratio. Borrowings under the Credit Facility that were base rate loans bore interest at a per annum rate equal to (i) the greatest of (a) the Federal Funds Rate in effect on such day plus ½ of 1.00%, (b) the rate of interest last publicly announced by Bank of America as its “prime rate” and (c) the term SOFR rate plus 1.00%, plus (ii) an applicable margin, which ranged from 0.25% to 1.00%, based on our consolidated leverage ratio. From August 31, 2022 through the date of the Amendment Agreement, the outstanding principal of the term loans under the Prior Credit Facility was payable in quarterly installments of $26,250.

At May 31, 2023 and November 30, 2022, no amounts were outstanding under our revolving credit facility.

During the six months ended May 31, 2023, we paid $25.0 million of voluntary principal prepayments, without penalty, on the term loans under the Prior Credit Facility.
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

The Securitization Facility contains various affirmative and negative covenants, including a consolidated leverage ratio covenant that is consistent with the Restated Credit Agreement and customary events of default, including payment defaults, defaults under certain other indebtedness, a change in control of Concentrix, and certain events negatively affecting the overall credit quality of the transferred accounts receivable.

As of May 31, 2023 and November 30, 2022, we were in compliance with the debt covenants related to our debt arrangements.

Cash Flows – Six Months Ended May 31, 2023 and 2022
The following summarizes our cash flows for the six months ended May 31, 2023 and 2022, as reported in our consolidated statement of cash flows in the accompanying consolidated financial statements.

	Six Months Ended
	May 31, 2023	May 31, 2022

	($ in thousands)
Net cash provided by operating activities	$237,328	$212,484
Net cash used in investing activities	(71,781)	(1,637,418)
Net cash provided by (used in) financing activities	(162,019)	1,415,405
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,357	(9,382)
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,885	$(18,911)
Cash, cash equivalents and restricted cash at beginning of year	157,463	183,010
Cash, cash equivalents and restricted cash at the end of the period	$162,348	$164,099
Operating Activities
Net cash provided by operating activities was $237.3 million for the six months ended May 31, 2023, compared to $212.5 million for the six months ended May 31, 2022. The increase in net cash provided by operating activities over the prior year period was primarily due to favorable changes in working capital partially offset by a decrease in net income over the prior year period.

Investing Activities

Net cash used in investing activities for the six months ended May 31, 2023 was $71.8 million, compared to $1,637.4 million for the six months ended May 31, 2022. The decrease in net cash used in investing activities over the prior year period primarily related to the aggregate cash of $1,565.3 million paid in connection with our acquisition of PK in the prior year period.

Financing Activities
Net cash used in financing activities for the six months ended May 31, 2023 was $162.0 million, consisting primarily of principal payments of $25.0 million made on term loan borrowings under our senior credit facility, net repayments of $67.5 million under our Securitization Facility, share repurchases of $14.9 million, dividends of $28.6 million, and cash paid for debt issuance costs of $20.7 million related to financing fees for the Bridge Facility entered into in connection with the pending Webhelp combination and fees related to our Restated Credit Agreement.
Net cash provided by financing activities for the six months ended May 31, 2022 was $1,415.4 million, consisting primarily of net proceeds from the refinancing of the term loan facility under our senior credit facility of $1,400.0 million and net proceeds from the Securitization Facility of $106.0 million, offset by share repurchases of $57.9 million, cash paid for debt issuance costs of $8.9 million and dividends of $26.2 million.

We believe our current cash balances and credit availability are enough to support our operating activities for at least the next twelve months.
Free Cash Flow (a non-GAAP measure)

	Six Months Ended
	May 31, 2023	May 31, 2022

	($ in thousands)
Net cash provided by operating activities	$237,328	$212,484
Purchases of property and equipment	(71,781)	(71,166)
Free cash flow (a non-GAAP measure)	$165,547	$141,318
Our free cash flow was $165.5 million for the six months ended May 31, 2023 compared to $141.3 million for the six months ended May 31, 2022. The increase in free cash flow for the six months ended May 31, 2023 compared to the prior year period was due to the increase in cash provided by operating activities.
Capital Resources
As of May 31, 2023, we had total liquidity of $1,406.4 million, which includes undrawn capacity on our revolving credit facility of $1,042.5 million, undrawn capacity of $211.0 million under our Securitization Facility and cash and cash equivalents.
Our cash and cash equivalents totaled $152.9 million and $145.4 million as of May 31, 2023 and November 30, 2022, respectively. Of our total cash and cash equivalents, 97% were held by our non-U.S. legal entities as of both May 31, 2023 and November 30, 2022. The cash and cash equivalents held by our non-U.S. legal entities are no longer subject to U.S. federal tax on repatriation into the United States; repatriation of some non-U.S. balances is restricted by local laws. Historically, we have fully utilized and reinvested all non-U.S. cash to fund our international operations and expansions; however, we have recorded deferred tax liabilities related to non-U.S. withholding taxes on the earnings of certain previously acquired non-U.S. entities that are likely to be repatriated in the future. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of the state and withholding taxes depending upon the planned timing and manner of such repatriation.

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
We serve many of our U.S.-based, European and British clients from our CX delivery centers located around the world. As a result, a substantial portion of the costs to deliver these services are denominated in the local currency of the country where the services are performed. This creates foreign exchange exposure for us. As of May 31, 2023, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in certain foreign currencies by entering into hedging contracts with institutions to acquire a total of PHP 42,640.0 million at a fixed price of $762.6 million at various dates through May 2025; and INR 23,550.0 million at a fixed price of $282.0 million at various dates through May 2025. The fair value of these derivative instruments as of May 31, 2023 is presented in Note 7 of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The potential loss in fair value at May 31, 2023 for such contracts resulting from a hypothetical 10% adverse change in the underlying foreign currency exchange rates is approximately $103.3 million. This loss would be substantially mitigated by corresponding gains on the underlying foreign currency exposures.
Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into hedging contracts that are not denominated as hedges. The purpose of these derivative instruments is to mitigate the risk of foreign currency exposure related to receivables, payables and intercompany transactions that are denominated in currencies that are different from the functional currencies of our respective legal entities that are party to the transactions. As of May 31, 2023, the fair value of these derivatives not designated as hedges was a net payable of $7.0 million.
Interest Rate Risk
At May 31, 2023, all of our outstanding debt under our senior credit facility and our Securitization Facility is variable rate debt, which exposes the Company to changes in interest rates. Holding other variables constant, including the total amount of outstanding indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated increase in interest expense of approximately $21.4 million per year.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during our second fiscal quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe that these proceedings will have a material adverse effect on the results of our operations, our financial position or the cash flows of our business. During the three months ended May 31, 2023, there were no new material legal proceedings and no material developments in any legal proceedings reported in our Annual Report on Form 10-K for the fiscal year ended November 30, 2022.

ITEM 1A. RISK FACTORS
You should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations and financial condition set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2022. Except as set forth below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2022.
Risks Related to the Proposed Combination with Webhelp

Concentrix’ stockholders will have reduced ownership and voting interest in and will exercise less influence over management of the combined company.

Concentrix’ stockholders currently have the right to vote in the election of the Board and on other matters affecting Concentrix. Upon consummation of the Webhelp combination, each stockholder of Concentrix will become a stockholder of the combined company with a percentage ownership of the combined company that is smaller than such stockholder’s percentage ownership of Concentrix immediately prior to the Webhelp combination. Based on the number of shares of Concentrix common stock that were outstanding as of May 31, 2023, Concentrix estimates that Concentrix’ stockholders as of immediately prior to the completion of the Webhelp combination will hold, in the aggregate, approximately 78% of the issued and outstanding shares of common stock of the combined company immediately following the completion of the Webhelp combination, assuming no issuance of the additional 750,000 earnout shares of Concentrix common stock (the “Earnout Shares”), and approximately 77% of the issued and outstanding shares of common stock of the combined company immediately following the completion of the Webhelp combination assuming the issuance of all of the Earnout Shares. Sellers as of immediately prior to the completion of the Webhelp combination will hold, in the aggregate, approximately 22% of the issued and outstanding shares of common stock of the combined company immediately following the completion of the Webhelp combination, assuming no issuance of the Earnout Shares, and approximately 23% of the issued and outstanding shares of common stock of the combined company immediately following the completion of the Webhelp combination assuming the issuance of all of the Earnout Shares. Accordingly, Concentrix’ stockholders will have less influence on the management and policies of the combined company than they now have on the management and policies of Concentrix.

Obtaining required approvals and satisfying closing conditions may prevent or delay completion of the Webhelp combination.

The Webhelp combination is subject to a number of conditions to closing as specified in the Share Purchase and Contribution Agreement, including, (i) the completion of the required works councils consultations, which was completed in late April 2023, (ii) the approval by Concentrix’ stockholders of the issuance of Concentrix common stock in connection with the transaction, (iii) the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), which was completed on May 15, 2023, and the filing, consent, clearance, authorization or approval pursuant to other merger control and regulatory laws, (iv) no law, order, injunction or decree will be in effect that prevents, makes illegal or prohibits the Webhelp combination, and (v) the Concentrix common stock to be issued in the Webhelp combination will have been authorized for listing on the Nasdaq Stock Market. No assurance can be given that the required stockholder consents and approvals will be obtained or that the required conditions to closing will be satisfied, and, if all required consents and approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the consents and approvals. Any delay in completing the Webhelp combination could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that Concentrix expects to achieve if the Webhelp combination is successfully completed within its expected time frame.

Completion of the Webhelp combination requires certain governmental authorizations, and if such authorizations are not granted, the Webhelp combination cannot be completed.

Completion of the Webhelp combination is conditioned upon the expiration or early termination of the waiting period relating to the Webhelp combination under the HSR Act, which was completed on May 15, 2023, and other similar antitrust laws in certain other countries as well as certain other applicable laws or regulations and the governmental authorizations required to complete the Webhelp combination having been obtained and being in full force and effect. Although Concentrix and Webhelp Parent have agreed in the Share Purchase and Contribution Agreement to use their reasonable best efforts, subject to certain limitations, to make certain governmental filings or obtain the required governmental authorizations, as the case may be, there can be no assurance that the relevant waiting periods will expire or authorizations will be obtained, and if such authorizations are not obtained, the Webhelp combination will not be completed.

The Share Purchase and Contribution Agreement may be terminated in accordance with its terms.

Either Concentrix or Webhelp Parent may terminate the Share Purchase and Contribution Agreement under certain circumstances, including, among other reasons, if the Webhelp combination is not completed by March 29, 2024 (which date may be extended to June 29, 2024 under circumstances if certain regulatory approvals have not been obtained by March 29, 2024, then again to September 29, 2024 under such circumstances if certain regulatory approvals have not been obtained by June 29, 2024, then again to December 29, 2024 if such regulatory approvals have not been obtained by September 29, 2024). In addition, if the Share Purchase and Contribution Agreement is terminated under certain circumstances specified in the Share Purchase and Contribution Agreement, Concentrix may be required to pay Webhelp Parent a termination fee of up to $110.0 million, including certain circumstances in which the board of directors of Concentrix (the “Board”) effects a change of recommendation or under certain circumstances where Concentrix enters into an agreement with respect to (or consummates) a superior proposal following the termination of the Share Purchase and Contribution Agreement.

Concentrix and Webhelp’s business relationships may be subject to disruption due to uncertainty associated with the Transaction.

Parties with which Concentrix or Webhelp do business may experience uncertainty associated with the Webhelp combination, including with respect to current or future business relationships with us, Webhelp or the combined business. Concentrix and Webhelp’s business relationships may be subject to disruption as clients, vendors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than Concentrix, Webhelp or the combined business. These disruptions could have a material and adverse effect on the businesses, financial condition, results of operations or prospects of the combined business, including a material and adverse effect on our ability to realize the anticipated benefits of the Webhelp combination. The risk and adverse effect of such disruptions could be exacerbated by a delay in completion of the Webhelp combination or termination of the Share Purchase and Contribution Agreement.

Failure to complete the Webhelp combination could negatively impact the stock price and the future business and financial results of Concentrix.

If the Webhelp combination is not completed for any reason, including Concentrix’ stockholders’ failing to approve the issuance of the Concentrix common stock in connection with the Webhelp combination, the ongoing business of Concentrix may be adversely affected and, without realizing any of the benefits of having completed the Webhelp combination, Concentrix would be subject to a number of risks, including the following:

•We may experience negative reactions from the financial markets, including negative impacts on our stock price, and from our clients, staff and vendors;

•We may be required to pay Webhelp Parent a fee of up to approximately $110.0 million if the Webhelp combination is not consummated;

•We will be required to pay certain transaction expenses and other costs relating to the Webhelp combination, whether or not the Webhelp combination is completed;

•The Share Purchase and Contribution Agreement places certain restrictions on the conduct of our business prior to completion of the Webhelp combination; and

•Matters relating to the Webhelp combination (including integration planning) will require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

There can be no assurance that the risks described above will not materialize. If any of those risks materialize, they may materially and adversely affect Concentrix’ businesses, financial condition, financial results and stock price.

Concentrix and Webhelp may have difficulty attracting, motivating and retaining executives and other key staff in light of the Webhelp combination.

Uncertainty about the effect of the Webhelp combination on Concentrix and Webhelp staff, may have an adverse effect on each of Concentrix and Webhelp separately and consequently the combined business. This uncertainty may impair Concentrix’ and Webhelp’s ability to attract, retain and motivate key personnel until the Webhelp combination is completed. Staff retention may be particularly challenging during the pendency of the Webhelp combination, as staff of Concentrix and Webhelp may experience uncertainty about their future roles with the combined business. Furthermore, if key staff of Concentrix or Webhelp depart or are at risk of departing, including because of issues relating to the uncertainty and difficulty of integration, financial security or a desire not to become staff members of the combined business, we may have to incur significant costs in retaining such individuals or in identifying, hiring and retaining replacements for departing staff, and our ability to realize the anticipated benefits of the Webhelp combination may be adversely affected.

Stockholder lawsuits relating to the Webhelp combination may be filed against us, which could result in substantial costs and may delay or prevent the Webhelp combination from being completed.

Stockholder lawsuits are often brought against companies that have entered into transactions of this nature. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Webhelp combination, then that injunction may delay or prevent the Webhelp combination from being completed.

The proposed Webhelp combination and the incurrence of debt to fund the Webhelp combination may impact our financial position and subject us to additional financial and operating restrictions.

As of May 31, 2023, we had approximately $2.1 billion of total debt. We expect to incur a substantial amount of additional debt in connection with the proposed Webhelp combination. We expect that upon completion of the Webhelp combination and the related financing transactions, our total debt will increase to approximately $5.2 billion. In addition, we expect to have capacity to incur significant additional debt in excess of $5.2 billion to fund our working capital needs and for other corporate purposes. If we are unable to raise financing on acceptable terms, we may need to rely on the Bridge Facility, which would result in higher borrowing costs and will have a shorter maturity than those anticipated from long-term debt financing alternatives. In addition, if we are unable to obtain long-term debt financing on the terms we anticipate, then such alternative long-term debt financing may subject us to higher costs of borrowing, and additional financial and operating covenants, which may limit our flexibility in responding to our business needs. We expect to obtain long-term unsecured debt financing in lieu of all or a portion of the commitments provided under the Acquisition Tranche of the Bridge Facility. However, there can be no assurance we will be able to obtain such permanent debt financing or that it will be on acceptable terms. In addition, we anticipate that as a result of the debt we expect to incur to finance the Webhelp combination, our credit and the long-term debt financing will be rated by credit rating agencies. Any potential future negative change in our credit ratings may: make it more expensive for us to raise long-term permanent financing on terms that are acceptable to us or to raise additional capital on terms that are acceptable to us, if at all; negatively impact the price of our common stock; increase our overall cost of capital; and have other negative implications on our business, many of which are beyond our control.

We will incur significant transaction and integration-related costs in connection with the Webhelp combination.

We will incur significant transaction costs related to the Webhelp combination and significant integration-related fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and staff-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the Webhelp combination and the integration of Webhelp into our business. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

If our due diligence investigation of Webhelp was inadequate or if unexpected risks related to Webhelp’s business materialize, it could have a material adverse effect on our stockholders’ investment.

Even though we conducted a due diligence investigation of Webhelp, we cannot be sure that our diligence surfaced all material issues that may be present inside Webhelp or its business, or that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of Webhelp and its business and outside of its control will not arise later. If any such material issues arise, they may materially and adversely impact the ongoing business of the combined company and our stockholders’ investment.

There is no guarantee that the value of the aggregate consideration being issued in the Webhelp combination will align with the value of the shares of Webhelp Parent being acquired at closing.

The outstanding capital stock of Webhelp Parent is privately held and is not traded in any public market. The lack of a public market makes it difficult to determine the fair market value of Webhelp Parent and the Shares that we will be acquiring in the Webhelp combination. Additionally, the aggregate consideration for the shares of Webhelp Parent is set forth in the Share Purchase and Contribution Agreement as a result of negotiations between the parties and includes, in addition to the cash consideration and the note to be issued to the Sellers, a fixed number of shares of Concentrix common stock (both the shares of Concentrix common stock to be issued at closing and the Earnout Shares). Because these share amounts are fixed, they will not adjust to factor in any change in the value of Concentrix common stock between signing and closing. As a result, there is no guarantee that the value of the aggregate consideration being issued in the Webhelp combination will align with the actual value of the shares of Webhelp Parent being acquired by us at closing.

The amount of cash in U.S. dollars necessary to complete the Webhelp combination and repay or refinance certain existing indebtedness of Webhelp parent may be affected by fluctuations in the exchange rate between U.S. dollars and euros.

Volatility in the euro to U.S. dollar exchange rate may increase the U.S. dollar equivalent of the cash necessary to complete the Webhelp combination and repay or refinance certain existing indebtedness of Webhelp parent that is denominated in euros. Although we have entered into a foreign currency hedge with respect to a significant portion of these costs, the hedge is not intended to offset the entire effect of movements in foreign currency exchange rates.

As a result, there is no guarantee that the amount of U.S. dollars necessary to complete the Webhelp combination will not differ materially from the anticipated amount.

The opinion of J.P. Morgan Securities LLC rendered to the Board does not reflect changes in circumstances, developments or events that may have occurred or may occur after the date of such opinion.

J.P. Morgan Securities LLC (“J.P. Morgan”), Concentrix’ financial advisor in connection with the Webhelp combination, delivered to the Board the opinion (the “Opinion”), to the effect that, as of such date and based upon and subject to the factors and assumptions set forth in the Opinion, the consideration to be paid by Concentrix and Purchaser in the Webhelp combination was fair, from a financial point of view, to Concentrix.

The Board has not obtained an updated opinion from J.P. Morgan since the date of the Opinion and does not expect to receive an updated, revised or reaffirmed opinion prior to the completion of the Webhelp combination. The Opinion was necessarily based on economic, market and other conditions as in effect on, and the information made available to J.P. Morgan as of, the date of the Opinion. The Opinion noted that subsequent developments may affect the Opinion and that J.P. Morgan does not have any obligation to update, revise, or reaffirm the Opinion. Changes in the operations and prospects of Concentrix or Webhelp Parent, general market and economic conditions and other factors that may be beyond the control of Concentrix or Webhelp Parent, and on which the Opinion was based, may significantly alter the value of Concentrix or Webhelp Parent or the price of the shares of Concentrix common stock or of the shares of Webhelp Parent by the time the Webhelp combination is completed. The Opinion does not speak as of the time the Webhelp combination will be completed or as of any date other than the date of the Opinion. Because J.P. Morgan will not be updating the Opinion, such Opinion will not address the fairness of the consideration to be paid by Concentrix, from a financial point of view, at the time the Webhelp combination is completed.

Risks Related to the Combined Company

After completion of the Webhelp combination, we may fail to realize the anticipated benefits of the Webhelp combination, which could adversely affect the value of our common stock.

The success of the Webhelp combination will depend, in part, on our ability to realize the anticipated benefits from combining the businesses of Concentrix and Webhelp. Our ability to realize these anticipated benefits and cost savings is subject to certain risks including:

•our ability to successfully combine the businesses of Concentrix and Webhelp;

•whether the combined businesses will perform as expected;

•the incurrence of indebtedness to finance the acquisition and the need to dedicate a greater amount of cash flow from operations to make payments on our indebtedness; and

•the assumption of known and unknown liabilities of Webhelp.

If we are not able to successfully combine the businesses of Concentrix and Webhelp within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the Webhelp combination may not be realized fully or at all or may take longer to realize than expected, the combined businesses may not perform as expected, and the value of our common stock may be adversely affected.

Concentrix and Webhelp have operated and, until completion of the Webhelp combination, will continue to operate, independently, and there can be no assurances that our businesses can be integrated successfully. It is possible that the integration process could result in the loss of key Concentrix or Webhelp staff, the disruption of either or both company’s ongoing businesses, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, issues that must be addressed to realize the anticipated benefits of the Webhelp combination so the combined business performs as expected include, among other things:

•identifying and adopting the best practices of the two organizations to position the combined business for future growth;

•integrating the companies’ technologies, systems and services;

•harmonizing the companies’ operating practices, reporting structure, staff development and compensation programs, internal controls and other policies, procedures and processes, including compliance by the acquired operations with generally accepted accounting principles in the United States and the documentation and testing of internal control procedures under Section 404 of the Sarbanes-Oxley Act;

•rebranding operations and addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•consolidating the companies’ corporate, administrative and information technology infrastructure;

•maintaining existing agreements with clients and avoiding delays in entering into new agreements with prospective clients; and

•identifying and eliminating redundant assets and expenses and consolidating locations of Concentrix and Webhelp that are currently in close proximity to each other.

In addition, at times, the attention of certain members of either or both companies’ management and resources may be focused on completion of the Webhelp combination and the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt each company’s ongoing business and the business of the combined company.

The market price for shares of common stock of the combined company following the completion of the Webhelp combination may be affected by factors different from, or in addition to, those that historically have affected or currently affect the market prices of shares of Concentrix common stock.

Upon consummation of the Webhelp combination, Concentrix’ stockholders and the Sellers will both hold shares of common stock in the combined company. The results of operations of the combined company will be affected by some factors that are different from those currently or historically affecting the results of operations of Concentrix and those currently or historically affecting the results of operations of Webhelp. The results of operations of the combined company may also be affected by factors different from those that currently affect or have historically affected either Concentrix or Webhelp.

Certain Sellers will be able to exercise influence over the composition of the Board, matters subject to stockholder approval and/or Concentrix’ operations.

Upon the completion of the Webhelp combination, the number of shares of Concentrix common stock issuable as a portion of the consideration will be 14,861,885 shares at closing, and of those shares, Groupe Bruxelles Lambert (“GBL”) and Olivier Duha will be issued 8,772,284 shares and 1,535,656 shares, respectively, which represent approximately 13% and 2% of the outstanding shares of Concentrix common stock, based on the number of outstanding shares of Concentrix common stock as of May 31, 2023. Assuming the issuance of all of the Earnout Shares, GBL and Olivier Duha would be issued an additional 442,691 shares and 77,479 shares, respectively, resulting in aggregate holdings by GBL and Olivier Duha of approximately 14% and 2% of the outstanding shares of Concentrix common stock, based on the number of outstanding shares as of May 31, 2023.

In connection with the proposed Webhelp combination, on March 29, 2023, Concentrix entered into an Investor Rights Agreement with certain stockholders of Webhelp Parent. The Investor Rights Agreement, among other things, provides that following the closing of the Webhelp combination, GBL shall have the right to nominate a certain number of directors, up to a maximum of two (2), depending on the percentage of the outstanding shares of Concentrix common stock held by GBL and/or certain of its affiliates and Olivier Duha, as applicable. The Investor Rights Agreement becomes effective on, and subject to, the closing of the Webhelp combination.

As a result of the Concentrix common stock that will be held by affiliates of GBL and Olivier Duha and the Investor Rights Agreement described above, GBL and, to a lesser extent, Olivier Duha may be able to influence (subject to organizational documents and Delaware law) the composition of the Board and thus, potentially, the outcome of corporate actions requiring stockholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions. This concentration of investment and voting power, in addition to our current concentration of investment and voting power among certain large stockholders, could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to Concentrix and its stockholders, which could adversely affect the market price of Concentrix common stock.
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
The following table summarizes the Company’s purchases of common stock under the share repurchase program during the fiscal quarter ended May 31, 2023:

Period	Total number of shares purchased (1), (2)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar amount that may yet be purchased under the program (in thousands)
March 1, 2023 - March 31, 2023	39,923	$132.71	39,084	$339,143
April 1, 2023 - April 30, 2023	845	$119.36	—	$339,143
May 1, 2023 - May 31, 2023	84	$94.28	—	$339,143
Total	40,852	$126.38	39,084
(1) Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations.
(2) Includes shares repurchased as part of the Company’s share repurchase program initiated in September of 2021.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

2.1
Agreement and Plan of Merger dated as of November 19, 2021 by and among Concentrix Corporation, CNXC Merger Sub, Inc., ProKarma Holdings Inc. and Carlyle Partners VI Holdings, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 24, 2021).*

2.2
First Amendment to Agreement and Plan of Merger, dated as of December 20, 2021, by and among Concentrix Corporation, CNXC Merger Sub, Inc., ProKarma Holdings Inc. and Carlyle Partners VI Holdings, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 23, 2021).*

2.3
Share Purchase and Contribution Agreement, dated June 12, 2023, by and among Concentrix Corporation, OSYRIS S.à r.l., Marnix Lux SA, the other beneficiaries party thereto, and Sandrine Asseraf as the PoA Seller Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2023).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 2, 2020).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on January 28, 2022).

10.1
Put Option Agreement, dated as of March 29, 2023, by and among Concentrix Corporation, OSYRIS S.à r.l., Marnix Lux SA, the other beneficiaries party thereto, and Sandrine Asseraf as the PoA Seller Representative, including the form of Sellers’ Note set forth as Schedule 7 thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2023).*

10.2
Investor Rights Agreement, dated as of March 29, 2023, by and among Concentrix Corporation and the initial stockholders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 31, 2023).*

10.3
Commitment Letter, dated as of March 29, 2023, by and between Concentrix Corporation and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 31, 2023).

10.4
Amendment and Restatement Agreement, dated as of April 21, 2023, by and among Concentrix Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2023).

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

Date: July 7, 2023	CONCENTRIX CORPORATION

	By:	/s/ Christopher Caldwell
Christopher Caldwell
President and Chief Executive Officer

	By:	/s/ Andre Valentine
Andre Valentine
Chief Financial Officer