Form 10-Q
period 2023-08-31
Concentrix Corp
filed 2023-10-06
CIK 1803599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File Number: 001-39494

CONCENTRIX CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	27-1605762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

39899 Balentine Drive, Suite 235, Newark, California	94560
(Address of Principal Executive Offices)	(Zip Code)
(800) 747-0583
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CNXC	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding as of September 30, 2023
Common Stock, $0.0001 par value	66,601,278

Concentrix Corporation
Form 10-Q
Index

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONCENTRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)

	August 31, 2023	November 30, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,112,792	$145,382
Accounts receivable, net	1,379,437	1,390,474
Other current assets	209,736	218,476
Total current assets	3,701,965	1,754,332
Property and equipment, net	406,297	403,829
Goodwill	2,897,048	2,904,402
Intangible assets, net	873,091	985,572
Deferred tax assets	48,109	48,541
Other assets	523,032	573,092
Total assets	$8,449,542	$6,669,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$137,524	$161,190
Current portion of long-term debt	—	—
Accrued compensation and benefits	470,351	506,966
Other accrued liabilities	398,314	395,304
Income taxes payable	39,383	68,663
Total current liabilities	1,045,572	1,132,123
Long-term debt, net	3,973,467	2,224,288
Other long-term liabilities	468,161	511,995
Deferred tax liabilities	58,820	105,458
Total liabilities	5,546,020	3,973,864
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized and no shares issued and outstanding as of August 31, 2023 and November 30, 2022, respectively	—	—
Common stock, $0.0001 par value, 250,000 shares authorized; 52,685 and 52,367 shares issued as of August 31, 2023 and November 30, 2022, respectively, and 50,915 and 51,096 shares outstanding as of August 31, 2023 and November 30, 2022, respectively	5	5
Additional paid-in capital	2,471,939	2,428,313
Treasury stock, 1,770 and 1,271 shares as of August 31, 2023 and November 30, 2022, respectively	(241,852)	(190,779)
Retained earnings	975,591	774,114
Accumulated other comprehensive loss	(302,161)	(315,749)
Total stockholders’ equity	2,903,522	2,695,904
Total liabilities and stockholders’ equity	$8,449,542	$6,669,768

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Revenue	$1,632,834	$1,579,602	$4,883,944	$4,683,755
Cost of revenue	1,039,142	1,012,754	3,128,866	3,019,857
Gross profit	593,692	566,848	1,755,078	1,663,898
Selling, general and administrative expenses	431,425	409,303	1,274,198	1,201,696
Operating income	162,267	157,545	480,880	462,202
Interest expense and finance charges, net	49,293	20,272	130,496	42,015
Other expense (income), net	6,169	(12,086)	19,266	(22,247)
Income before income taxes	106,805	149,359	331,118	442,434
Provision for income taxes	29,170	42,235	86,763	111,738
Net income before non-controlling interest	77,635	107,124	244,355	330,696
Less: Net income attributable to non-controlling interest	—	434	—	591
Net income attributable to Concentrix Corporation	$77,635	$106,690	$244,355	$330,105

Earnings per common share:
Basic	$1.50	$2.05	$4.70	$6.32
Diluted	$1.49	$2.04	$4.67	$6.28
Weighted-average common shares outstanding:
Basic	51,059	51,193	51,130	51,461
Diluted	51,209	51,549	51,384	51,834

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Net income before non-controlling interest	$77,635	$107,124	$244,355	$330,696
Other comprehensive income (loss):
Unrealized gains (losses) of defined benefit plans, net of taxes of $(539) and $(719) for the three and nine months ended August 31, 2023, respectively, and $(51) for the three and nine months ended August 31, 2022, respectively	(1,739)	951	(1,240)	1,717
Unrealized gains (losses) on cash flow hedges during the period, net of taxes of $(422) and $(1,219) for the three and nine months ended August 31, 2023, respectively, and $10,392 and $15,779 for the three and nine months ended August 31, 2022, respectively	1,266	(30,299)	3,659	(46,003)
Reclassification of net losses on cash flow hedges to net income, net of taxes of $(821) and $(3,769) for the three and nine months ended August 31, 2023, respectively, and $(3,344) and $(4,190) for the three and nine months ended August 31, 2022, respectively	2,458	9,752	11,309	12,217
Total change in unrealized gains (losses) on cash flow hedges, net of taxes	3,724	(20,547)	14,968	(33,786)
Foreign currency translation, net of taxes of $0 for the three and nine months ended August 31, 2023 and 2022, respectively	(1,137)	(113,863)	(140)	(182,697)
Other comprehensive income (loss)	848	(133,459)	13,588	(214,766)
Comprehensive income (loss)	78,483	(26,335)	257,943	115,930
Less: Comprehensive income attributable to non-controlling interest	—	434	—	591
Comprehensive income (loss) attributable to Concentrix Corporation	$78,483	$(26,769)	$257,943	$115,339

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency and share amounts in thousands)
(unaudited)

	Three and Nine Months Ended August 31, 2023
	Common stock			Treasury stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances, May 31, 2023	52,619	$5	$2,459,234	1,441	$(214,172)	$912,204	$(303,009)	$2,854,262
Other comprehensive income	—	—	—	—	—	—	848	848
Share-based compensation activity	66	—	12,705	—	—	—	—	12,705
Repurchase of common stock for tax withholdings on equity awards	—	—	—	9	(680)	—	—	(680)
Repurchase of common stock	—	—	—	320	(27,000)	—	—	(27,000)
Dividends	—	—	—	—	—	(14,248)	—	(14,248)
Net income	—	—	—	—	—	77,635	—	77,635
Balances, August 31, 2023	52,685	$5	$2,471,939	1,770	$(241,852)	$975,591	$(302,161)	$2,903,522

Balances, November 30, 2022	52,367	$5	$2,428,313	1,271	$(190,779)	$774,114	$(315,749)	$2,695,904
Other comprehensive income	—	—	—	—	—	—	13,588	13,588
Share-based compensation activity	318	—	43,626	—	—	—	—	43,626
Repurchase of common stock for tax withholdings on equity awards	—	—	—	68	(9,132)	—	—	(9,132)
Repurchase of common stock	—	—	—	431	(41,941)	—	—	(41,941)
Dividends	—	—	—	—	—	(42,878)	—	(42,878)
Net income	—	—	—	—	—	244,355	—	244,355
Balances, August 31, 2023	52,685	$5	$2,471,939	1,770	$(241,852)	$975,591	$(302,161)	$2,903,522

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency and share amounts in thousands)
(unaudited)

	Three and Nine Months Ended August 31, 2022
		Concentrix Corporation Stockholders’ Equity
		Common stock			Treasury stock
	Redeemable non-controlling interest	Shares	Amount	Additional paid-in capital	Shares	Amount	Retained earnings	Accumulated other comprehensive (loss)	Total stockholders’ equity
Balances, May 31, 2022	$2,157	51,342	$5	$2,404,281	716	$(118,248)	$589,740	$(151,833)	$2,723,945
Other comprehensive loss	—	—	—	—	—	—	—	(133,459)	(133,459)
Net income attributable to non-controlling interest	434	—	—	—	—	—	—	—	—
Purchase of non-controlling interest	(2,591)	—	—	91	—	—	—	—	91
Share-based compensation activity	—	(326)	—	11,496	—	—	—	—	11,496
Repurchase of common stock for tax withholdings on equity awards	—	—	—	—	2	(186)	—	—	(186)
Repurchase of common stock	—	—	—	—	359	(48,986)	—	—	(48,986)
Dividends	—	—	—	—	—	—	(12,964)	—	(12,964)
Net income	—	—	—	—	—	—	106,690	—	106,690
Balances, August 31, 2022	$—	51,016	$5	$2,415,868	1,077	$(167,420)	$683,466	$(285,292)	$2,646,627

Balances, November 30, 2021	$—	51,594	$5	$2,355,767	333	$(57,486)	$392,495	$(70,526)	$2,620,255
Other comprehensive loss	—	—	—	—	—	—	—	(214,766)	(214,766)
Equity awards issued as acquisition purchase consideration	—	—	—	15,725	—	—	—	—	15,725
Acquisition of non-controlling interest in subsidiary	2,000	—	—	—	—	—	—	—	—
Net income attributable to non-controlling interest	591	—	—	—	—	—	—	—	—
Purchase of non-controlling interest	(2,591)	—	—	91	—	—	—	—	91
Share-based compensation activity	—	(578)	—	44,285	—	—	—	—	44,285
Repurchase of common stock for tax withholdings on equity awards	—	—	—	—	18	(3,098)	—	—	(3,098)
Repurchase of common stock	—	—	—	—	726	(106,836)	—	—	(106,836)
Dividends	—	—	—	—	—	—	(39,134)	—	(39,134)
Net income	—	—	—	—	—	—	330,105	—	330,105
Balances, August 31, 2022	$—	51,016	$5	$2,415,868	1,077	$(167,420)	$683,466	$(285,292)	$2,646,627

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Nine Months Ended
	August 31, 2023	August 31, 2022
Cash flows from operating activities:
Net income before non-controlling interest	$244,355	$330,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	114,632	110,108
Amortization	118,196	121,025
Non-cash share-based compensation expense	38,383	37,404
Provision for doubtful accounts	7,687	3,389
Deferred income taxes	(43,683)	(4,374)
Unrealized foreign exchange loss	—	914
Unrealized loss on call options	14,493	—
Pension and other post-retirement benefit costs	8,060	7,978
Pension and other post-retirement plan contributions	(5,615)	(5,308)
Other	667	325
Changes in operating assets and liabilities:
Accounts receivable, net	(5,138)	(23,546)
Accounts payable	(22,073)	(23,463)
Other operating assets and liabilities	(21,220)	(190,107)
Net cash provided by operating activities	448,744	365,041
Cash flows from investing activities:
Purchases of property and equipment	(115,717)	(97,276)
Acquisition of business, net of cash and restricted cash acquired	—	(1,705,447)
Other investments	—	(1,000)
Net cash used in investing activities	(115,717)	(1,803,723)
Cash flows from financing activities:
Proceeds from the Prior Credit Facility - Term Loan	—	2,100,000
Repayments of the Prior Credit Facility - Term Loan	(25,000)	(125,000)
Repayments of the original credit facility - original term loan	—	(700,000)
Proceeds from the Securitization Facility	1,092,500	1,451,000
Repayments of the Securitization Facility	(1,449,000)	(1,116,000)
Proceeds from issuance of Senior Notes	2,136,987	—
Cash paid for debt issuance costs	(30,519)	(9,331)
Purchase of non-controlling interest	—	(2,500)
Proceeds from exercise of stock options	5,243	6,881
Repurchase of common stock for tax withholdings on equity awards	(9,132)	(3,098)
Repurchase of common stock	(41,941)	(106,836)
Dividends paid	(42,878)	(39,134)
Net cash provided by financing activities	1,636,260	1,455,982
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,715)	(21,809)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,966,572	(4,509)
Cash, cash equivalents and restricted cash at beginning of year	157,463	183,010
Cash, cash equivalents and restricted cash at end of period	$2,124,035	$178,501

Supplemental disclosure of non-cash investing activities:
Accrued costs for property and equipment purchases	$18,814	$6,348
The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(currency and share amounts in thousands, except per share amounts)

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION:
Background
Concentrix Corporation, which operates under the trade name Concentrix + Webhelp (“Concentrix + Webhelp” or the “Company”), is a leading global provider of Customer Experience (“CX”) solutions and technology that help iconic and disruptive brands drive deep understanding, full lifecycle engagement, and differentiated experiences for their end-customers around the world. The Company provides end-to-end capabilities, including CX process optimization, technology innovation and design engineering, front- and back-office automation, analytics and business transformation services to clients in five primary industry verticals. The Company’s primary verticals are technology and consumer electronics, retail, travel and e-commerce, communications and media, banking, financial services and insurance, and healthcare.
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
Concentration of credit risk
For the three and nine months ended August 31, 2023 and 2022, no client accounted for more than 10% of the Company’s consolidated revenue.
As of August 31, 2023, no client comprised more than 10% of the Company’s total accounts receivable balance. As of November 30, 2022, one client comprised 12.4% of the Company’s total accounts receivable balance.

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
Purchase price consideration

The total purchase price consideration, net of cash and restricted cash acquired, for the acquisition of PK was $1,573.3 million, which was funded by proceeds from the Company’s term loan under its prior senior secured credit facility (the “Prior Credit Facility”) and additional borrowings under its accounts receivable securitization facility (the “Securitization Facility”). See Note 8—Borrowings for a further discussion of the Company’s term loan, senior credit facility and the Securitization Facility.

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

The amounts allocated to intangible assets are as follows:

	Gross Carrying Amount	Weighted-Average Useful Life	Amortization Method
Customer relationships	$398,600	15 years	Accelerated
Technology	63,500	5 years	Straight-line
Trade name	5,000	3 years	Straight-line
Non-compete agreements	2,200	3 years	Straight-line
Total	$469,300

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
•An adjustment to interest expense to reflect the additional borrowings of Concentrix under the Prior Credit Facility and the repayment of PK’s historical debt in conjunction with the acquisition.
•The related income tax effects of the adjustments noted above.

The supplemental pro forma financial information for the prior period nine months ended August 31, 2022 is as follows:

Nine Months Ended
August 31, 2022
Revenue	$4,716,716
Net income	327,701

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
The purchase price consideration to acquire ServiceSource consisted of the following:

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

The following table summarizes the final fair values of the assets acquired and liabilities assumed as of the acquisition date:

As of
July 20, 2022
Assets acquired:
Cash and cash equivalents	$24,355
Accounts receivable	40,097
Property and equipment	8,112
Operating lease right-of-use assets	29,487
Identifiable intangible assets	40,200
Goodwill	34,910
Net deferred tax assets	32,701
Other assets	19,649
Total assets acquired	229,511

Liabilities assumed:
Accounts payable and accrued liabilities	32,865
Operating lease liabilities	29,487
Total liabilities assumed	62,352

Total consideration transferred	$167,159

The purchase price allocation includes $40,200 of acquired identifiable intangible assets, all of which have finite lives. The fair value of the identifiable intangible assets has been estimated using the income approach through a discounted cash flow analysis of certain cash flow projections. The intangible assets are being amortized over their estimated useful lives on either a straight-line basis or an accelerated method that reflects the economic benefit of the asset. The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future forecasted cash flows of the Company following the acquisition of ServiceSource. During the measurement period included in the three months ended August 31, 2023, measurement period adjustments were recorded to finalize net deferred tax assets at the acquired value as disclosed in the table above, resulting in a corresponding decrease to goodwill. The purchase price allocation is now final.

The amounts allocated to intangible assets are as follows:

	Gross Carrying Amount	Weighted-Average Useful Life	Amortization Method
Customer relationships	$31,370	15 years	Accelerated
Technology	5,640	5 years	Straight-line
Trade name	3,190	3 years	Straight-line
Total	$40,200

Webhelp Combination

On September 25, 2023, the Company completed its acquisition (the “Webhelp Combination”) of all of the issued and outstanding capital stock (the “Shares”) of Marnix Lux SA, a public limited liability company (société anonyme) incorporated under the laws of the Grand Duchy of Luxembourg (“Webhelp Parent”) and the parent company of the Webhelp business (“Webhelp”), from the holders thereof (the “Sellers”). The Webhelp Combination was completed pursuant to the terms and conditions of the Share Purchase and Contribution Agreement, dated as of June 12, 2023, as amended by the First Amendment to the Share Purchase and Contribution Agreement, dated as of July 14, 2023 (the “SPA”) by and among Concentrix, OSYRIS S.à r.l., a private limited liability company (société à responsabilité limitée) incorporated under the laws of the Grand Duchy of Luxembourg and a direct wholly owned subsidiary of Concentrix Corporation (“Purchaser”), Webhelp Parent, the Sellers, and certain representatives of the Sellers.

Webhelp is a leading provider of CX solutions, including sales, marketing, and payment services, with significant operations and client relationships in Europe, Latin America, and Africa. Following the closing of the Webhelp Combination, the Company will operate under the trade name “Concentrix + Webhelp” while it finalizes its permanent name.

The aggregate consideration for the acquisition of the Shares was approximately $4 billion and consisted of the following:

•€500,000 in cash, subject to adjustment as set forth in the SPA (the “Closing Cash Payment”);
•a promissory note issued by Concentrix Corporation in the aggregate principal amount of €700,000 to certain Sellers, with a term of two years and bearing interest at a rate of 2% per annum on the unpaid principal outstanding from time to time;
•14,862 shares of common stock, par value $0.0001 per share, of Concentrix Corporation (the “Concentrix common stock”); and
•the repayment of approximately $1.6 billion of indebtedness, net of Webhelp cash on hand.

In addition, the Company granted Sellers the contingent right to earn an additional 750 shares of Concentrix common stock (the “Earnout Shares”) if certain conditions set forth in the SPA occur, including the share price of Concentrix common stock reaching $170.00 per share within seven years from the closing of the Webhelp Combination (the “Closing Date”) (based on daily volume weighted average prices measured over a specified period). Prior to the Closing Date, Concentrix and certain Sellers entered into stock restriction agreements (the “Stock Restriction Agreements”), pursuant to which such Sellers (the “Restricted Stock Participants”) agreed to contribute in kind to the Company, and the Company agreed to receive, certain of the Restricted Stock Participants’ Shares in exchange for the issuance of shares of Concentrix common stock with certain restrictions thereon (the “Restricted Shares”) in lieu of such Sellers’ right to a portion of the Earnout Shares. On the Closing Date, the Company issued approximately 80 Restricted Shares in exchange for certain of the Restricted Stock Participants’ Shares. The Restricted Shares are non-transferable and non-assignable and are not entitled to any dividends or distributions unless and until the restrictions lapse, as set forth in the Stock Restriction Agreements. The Restricted Shares will be automatically cancelled by the Company for no consideration in the event that the restrictions on the

Restricted Shares do not lapse. The Restricted Stock Participants have waived any and all rights as a holder of Restricted Shares to vote on any matter submitted to the holders of Common Stock.

Immediately after the closing of the Webhelp Combination, there were approximately 66.6 million shares of Concentrix common stock outstanding, with Concentrix’ stockholders prior to the Wehbhelp Combination holding approximately 77.6% of such outstanding shares, and the Sellers holding approximately 22.4% of such shares.

Given the short period of time from the Closing Date to the filing of this Quarterly Report on Form 10-Q, the Company is in the process of compiling the initial accounting for the Webhelp Combination, including the determination of the fair values of tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income and non-income based taxes, residual goodwill and the amount of goodwill that will be deductible for tax purposes.

Acquisition-related and integration expenses

In connection with the acquisitions of PK and ServiceSource and the Webhelp Combination, the Company incurred $18,494 and $31,470 of acquisition-related and integration expenses for the three and nine months ended August 31, 2023, respectively, and $12,565 and $15,213 for the three and nine months ended August 31, 2022. These expenses primarily include legal and professional services, cash-settled awards, severance and retention payments and costs associated with lease terminations to integrate the businesses. These acquisition-related and integration expenses were recorded within selling, general and administrative expenses in the consolidated statement of operations.
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
The Company recorded share-based compensation expense in the consolidated statements of operations for the three and nine months ended August 31, 2023 and 2022 as follows:

	Three Months Ended		Nine Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Total share-based compensation	$10,740	$9,862	$38,683	$37,678
Tax benefit recorded in the provision for income taxes	(2,685)	(2,505)	(9,671)	(9,569)
Effect on net income	$8,055	$7,357	$29,012	$28,109
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

NOTE 5—BALANCE SHEET COMPONENTS:

Cash, cash equivalents and restricted cash:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	As of
	August 31, 2023	November 30, 2022
Cash and cash equivalents	$2,112,792	$145,382
Restricted cash included in other current assets	11,243	12,081
Cash, cash equivalents and restricted cash	$2,124,035	$157,463
Restricted cash balances relate primarily to funds held for clients, restrictions placed on cash deposits by banks as collateral for the issuance of bank guarantees and the terms of a government grant, and letters of credit for leases.
As of August 31, 2023, the Company held approximately $1,889,000 of proceeds from the senior notes issued on August 2, 2023 (see Note 8 for further details) in money market funds that were classified as cash and cash equivalents on the balance sheet. As described in Note 3, the Company used the balance of these funds in connection with the completion of the Webhelp Combination.

Accounts receivable, net:
Accounts receivable, net is comprised of the following as of August 31, 2023 and November 30, 2022:

	As of
	August 31, 2023	November 30, 2022
Billed accounts receivable	$795,096	$782,049
Unbilled accounts receivable	595,186	613,222
Less: Allowance for doubtful accounts	(10,845)	(4,797)
Accounts receivable, net	$1,379,437	$1,390,474
Allowance for doubtful trade receivables:
Presented below is a progression of the allowance for doubtful trade receivables:

	Three Months Ended		Nine Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Balance at beginning of period	$8,774	$6,994	$4,797	$5,421
Net additions (reductions)	2,857	(1,033)	7,687	3,389
Write-offs and reclassifications	(786)	(825)	(1,639)	(3,674)
Balance at end of period	$10,845	$5,136	$10,845	$5,136

Property and equipment, net:
The following table summarizes the carrying amounts and related accumulated depreciation for property and equipment as of August 31, 2023 and November 30, 2022:

	As of
	August 31, 2023	November 30, 2022
Land	$27,193	$27,336
Equipment, computers and software	595,366	542,209
Furniture and fixtures	90,810	89,167
Buildings, building improvements and leasehold improvements	406,117	362,218
Construction-in-progress	2,785	14,975
Total property and equipment, gross	$1,122,271	$1,035,905
Less: Accumulated depreciation	(715,974)	(632,076)
Property and equipment, net	$406,297	$403,829
Shown below are the countries where 10% or more of the Company’s property and equipment, net are located as of August 31, 2023 and November 30, 2022:

	As of
	August 31, 2023	November 30, 2022
Property and equipment, net:
United States	$121,392	$123,184
Philippines	72,887	76,361
India	44,442	42,698
Others	167,576	161,586
Total	$406,297	$403,829
Goodwill:
The following table summarizes the changes in the Company’s goodwill for the nine months ended August 31, 2023 and 2022:

	Nine Months Ended
	August 31, 2023	August 31, 2022
Balance at beginning of period	$2,904,402	$1,813,502
Acquisitions	—	1,195,039
Acquisition measurement period adjustments	(10,592)	—
Foreign exchange translation	3,238	(36,721)
Balance at end of period	$2,897,048	$2,971,820

Intangible assets, net:
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of August 31, 2023 and November 30, 2022:

	As of August 31, 2023			As of November 30, 2022
	Gross amounts	Accumulated amortization	Net amounts	Gross amounts	Accumulated amortization	Net amounts
Customer relationships	$1,745,849	$(925,036)	$820,813	$1,731,610	$(811,727)	$919,883
Technology	79,695	(32,601)	47,094	79,728	(21,820)	57,908
Trade names	14,461	(10,247)	4,214	14,552	(8,291)	6,261
Non-compete agreements	2,200	(1,230)	970	2,200	(680)	1,520
	$1,842,205	$(969,114)	$873,091	$1,828,090	$(842,518)	$985,572
Estimated future amortization expense of the Company’s intangible assets is as follows:

Fiscal years ending November 30,
2023 (remaining three months)	$39,426
2024	146,580
2025	134,443
2026	117,877
2027	87,559
Thereafter	347,206
Total	$873,091
Accumulated other comprehensive income (loss):
The components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes, were as follows:

	Three Months Ended August 31, 2023 and 2022
	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustments, net of taxes	Total
Balances at May 31, 2022	$(21,979)	$(14,642)	$(115,212)	$(151,833)
Other comprehensive income (loss) before reclassification	951	(30,299)	(113,863)	(143,211)
Reclassification of gains from other comprehensive income (loss)	—	9,752	—	9,752
Balances at August 31, 2022	$(21,028)	$(35,189)	$(229,075)	$(285,292)

Balances at May 31, 2023	$(7,972)	$(8,670)	$(286,367)	$(303,009)
Other comprehensive income (loss) before reclassification	(1,739)	1,266	(1,137)	(1,610)
Reclassification of gains from other comprehensive income (loss)	—	2,458	—	2,458
Balances at August 31, 2023	$(9,711)	$(4,946)	$(287,504)	$(302,161)

	Nine Months Ended August 31, 2023 and 2022
	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustments, net of taxes	Total
Balances at November 30, 2021	$(22,745)	$(1,403)	$(46,378)	$(70,526)
Other comprehensive income (loss) before reclassification	1,717	(46,003)	(182,697)	(226,983)
Reclassification of gains from other comprehensive income (loss)	—	12,217	—	12,217
Balances at August 31, 2022	$(21,028)	$(35,189)	$(229,075)	$(285,292)

Balances at November 30, 2022	$(8,471)	$(19,914)	$(287,364)	$(315,749)
Other comprehensive income (loss) before reclassification	(1,240)	3,659	(140)	2,279
Reclassification of gains from other comprehensive income (loss)	—	11,309	—	11,309
Balances at August 31, 2023	$(9,711)	$(4,946)	$(287,504)	$(302,161)
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
Cash Flow Hedges
To protect gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s legal entities with functional currencies that are not U.S. dollars may hedge a portion of forecasted revenue or costs not denominated in the entities’ functional currencies. These instruments mature at various dates through August 2025. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of “Revenue” in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of foreign currency costs are recognized as a component of “Cost of revenue” or “Selling, general and administrative expenses” in the same period as the related costs are recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions.
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
During the second quarter of 2023, the Company entered into short-term foreign exchange forward call option contracts to offset the foreign exchange risk associated with the cash payment required in euros upon closing of the Webhelp Combination. These derivatives are not designated as hedging instruments and are adjusted to fair value through earnings and included in other expense (income), net in the consolidated statement of operations.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets
The fair values of the Company’s derivative instruments are disclosed in Note 7—Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item	August 31, 2023	November 30, 2022
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$1,478,168	$1,465,853
Other current assets	4,461	22,839
Other accrued liabilities	16,035	14,934
Foreign exchange call options contracts (notional value)	$2,012,475	$—
Other current assets	136	—
Derivative instruments designated as cash flow hedges:
Foreign exchange forward contracts (notional value)	$995,422	$963,844
Other current assets and other assets	6,774	6,389
Other accrued liabilities and other long-term liabilities	13,366	32,935
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

		Three Months Ended		Nine Months Ended
	Locations of gain (loss) in statement of operations	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Derivative instruments designated as cash flow hedges
Gains (losses) recognized in OCI:
Foreign exchange forward contracts		$1,688	$(40,691)	$4,878	$(61,782)

Losses reclassified from AOCI into income:
Foreign exchange forward contracts
Loss reclassified from AOCI into income	Cost of revenue for services	$(2,457)	$(9,909)	$(11,179)	$(12,920)
Loss reclassified from AOCI into income	Selling, general and administrative expenses	(822)	(3,187)	(3,899)	(3,487)
Total		$(3,279)	$(13,096)	$(15,078)	$(16,407)

Derivative instruments not designated as hedging instruments:
Loss recognized from foreign exchange forward contracts, net(1)	Other expense (income), net	$(2,170)	$(39,367)	$(7,005)	$(56,527)
Loss recognized from foreign exchange call options contracts, net	Other expense (income), net	(2,064)	—	(14,493)	—
Total		$(4,234)	$(39,367)	$(21,498)	$(56,527)
(1)    The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net losses in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $5,183.
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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of August 31, 2023				As of November 30, 2022
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets measured at fair value:
Cash equivalents	$2,028,565	$2,028,565	$—	$—	$89,932	$89,932	$—	$—
Foreign government bond	1,811	1,811	—	—	1,529	1,529	—	—
Forward foreign currency exchange contracts	11,235	—	11,235	—	29,228	—	29,228	—
Foreign currency call options contracts	136	—	136	—	—	—	—	—
Liabilities measured at fair value:
Forward foreign currency exchange contracts	29,401	—	29,401	—	47,869	—	47,869	—
Liabilities measured at other than fair value:
Long term debt (senior notes)
Fair value	2,110,841	2,110,841	—	—	—	—	—	—
Carrying amount	2,130,982	—	—	—	—	—	—	—
The Company’s cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Investment in foreign government bond classified as an available-for-sale debt security is recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates. Fair values of long-term foreign currency exchange contracts are measured using valuations based upon quoted prices for similar assets and liabilities in active markets and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. The fair value of the foreign exchange forward call options contracts is measured using market standard option models and foreign currency spot rates. The effect of nonperformance risk on the fair value of derivative instruments was not material as of August 31, 2023 and November 30, 2022.
The carrying values of term deposits with maturities less than one year, accounts receivable and accounts payable approximate fair value due to their short maturities and interest rates that are variable in nature. The carrying values of the outstanding balance on the term loan under the Company’s senior credit facility and the outstanding balance on the Securitization Facility approximate their fair values since they bear interest rates that are similar to existing market rates. The fair values of the 2026 Notes, 2028 Notes, and 2033 Notes (as defined in Note 8) were based on quoted prices in active markets and are classified within Level 1 of the fair value hierarchy. The Company does not adjust the quoted market prices for such financial instruments.
During the three and nine months ended August 31, 2023 and 2022, there were no transfers between the fair value measurement category levels.
NOTE 8—BORROWINGS:
Borrowings consist of the following:

	As of
	August 31, 2023	November 30, 2022
6.650% Senior Notes due 2026	$800,000	$—
6.600% Senior Notes due 2028	800,000	—
6.850% Senior Notes due 2033	550,000	—
Credit Facility - Term Loan component	1,850,000	1,875,000
Securitization Facility	—	356,500
Long-term debt, before unamortized debt discount and issuance costs	4,000,000	2,231,500
Less: unamortized debt discount and issuance costs	(26,533)	(7,212)
Long-term debt, net	$3,973,467	$2,224,288

Senior Notes

On August 2, 2023, the Company issued and sold (i) $800,000 aggregate principal amount of 6.650% Senior Notes due 2026 (the “2026 Notes”), (ii) $800,000 aggregate principal amount of 6.600% Senior Notes due 2028 (the “2028 Notes”) and (iii) $550,000 aggregate principal amount of 6.850% Senior Notes due 2033 (the “2033 Notes” and, together with the 2026 Notes and 2028 Notes, the “Senior Notes”). The Senior Notes were sold in a registered public offering pursuant to the Company’s Registration Statement on Form S-3, which became effective upon filing, and a Prospectus Supplement dated July 19, 2023, to a Prospectus dated July 17, 2023.

The Senior Notes were issued pursuant to, and are governed by, an indenture, dated as of August 2, 2023 (the “Base Indenture”), between Concentrix and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), as supplemented by a first supplemental indenture dated as of August 2, 2023 between Concentrix and the Trustee relating to the 2026 Notes, a second supplemental indenture dated as of August 2, 2023 between Concentrix and the Trustee relating to the 2028 Notes, and a third supplemental indenture dated as of August 2, 2023 between Concentrix and the Trustee relating to the 2033 Notes (such supplemental indentures, together with the Base Indenture, the “Indenture”). The Indenture contains customary covenants and restrictions, including covenants that limit Concentrix Corporation’s and certain of its subsidiaries’ ability to create or incur liens on shares of stock of certain subsidiaries or on principal properties, engage in sale/leaseback transactions or, with respect to Concentrix Corporation, consolidate or merge with, or sell or lease substantially all its assets to, another person. The Indenture also provides for customary events of default.

The Company used the net proceeds of the offering and sale of the Senior Notes, together with approximately $294.7 million of delayed draw borrowings under its $2.1447 billion senior unsecured term loan facility and cash on hand, to pay the cash portion of the Webhelp Combination consideration, repay approximately €1.80 billion of existing indebtedness of Webhelp Parent and its subsidiaries, and pay related fees and expenses in connection with the Webhelp Combination. The remaining proceeds will be used for general corporate purposes of the Company.

The Company incurred debt discount and issuance costs of approximately $19,300 associated with the Senior Notes during the nine months ended August 31, 2023, which are being amortized over the applicable maturity dates.
In connection with the closing of the Webhelp Combination, the Company entered into cross-currency swap arrangements for a total notional amount of $500,000 of the Senior Notes. In addition to aligning the currency of a portion of the interest payments to the Company’s euro-denominated cash flows, the arrangements effectively converted $250,000 of each of the 2026 Notes and 2028 Notes into synthetic fixed Euro-based debt at weighted average interest rates of 5.12% and 5.18%, respectively.

Bridge Facility and Restated Credit Facility

To provide the debt financing required by the Company to consummate the Webhelp Combination, the Company entered into a commitment letter dated March 29, 2023 (the “Bridge Commitment Letter,” and the commitments pursuant to the Bridge Commitment Letter, the “Bridge Facility”), under which certain financing institutions committed to provide a 364-day bridge loan facility in an aggregate principal amount of $5,290,000 consisting of (i) a $1,850,000 tranche of term bridge loans (the “Term Loan Amendment Tranche”), (ii) a $1,000,000 tranche of revolving commitments (the “Revolver Amendment Tranche”) and (iii) a $2,440,000 tranche of term bridge loans (the “Acquisition Tranche”), each subject to the satisfaction of certain customary closing conditions, including the consummation of the Webhelp Combination.
The incurrence of the acquisition-related indebtedness that would be funded by the Acquisition Tranche of the Bridge Facility (or permanent financing in lieu thereof) and by the Sellers’ Note was not permitted under the Prior Credit Facility. Therefore, on April 21, 2023, the Company entered into an Amendment and Restatement Agreement (the “Amendment Agreement”) with the lenders party thereto, JPMorgan Chase and Bank of America, N.A. to amend and restate the Prior Credit Facility (as amended and restated, the “Restated Credit Facility”). As a result of having entered into the Amendment Agreement, among other things, the Company obtained requisite lender consent to incur acquisition-related indebtedness, and pursuant to the terms of the Bridge Commitment Letter, the commitments with respect to the Term Loan Amendment Tranche and the Revolver Amendment Tranche of the Bridge Facility were each reduced to zero, and the Acquisition Tranche was reduced by approximately $294,702. On August 2, 2023, the remaining outstanding commitment of approximately $2.15 billion under the Bridge Commitment Letter was reduced to zero in connection with the issuance of the Senior Notes previously described.
The Restated Credit Facility provides for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $1,042,500. The Restated Credit Facility also provides for a senior unsecured term loan facility in an aggregate principal amount not to exceed approximately $2,144,700, of which $1,850,000 was outstanding as of August 31, 2023 and approximately $294,702 was drawn on a delayed draw basis on the Closing Date (the “Delayed Draw Term Loans”). Aggregate borrowing capacity under the Restated Credit Facility may be increased by up to an additional $500,000 by increasing the amount of the revolving credit facility or by incurring additional term loans, in each case subject to the satisfaction of certain conditions set forth in the Restated Credit Facility, including the receipt of additional commitments for such increase. In September 2023, the Company prepaid $69,700 of the principal balance on the term loan facility, without penalty, resulting in an outstanding balance of approximately $2,075,000.

The maturity date of the Restated Credit Facility remains December 27, 2026, subject, in the case of the revolving credit facility, to two one-year extensions upon the Company’s prior notice to the lenders and the agreement of the lenders to extend such maturity date. The outstanding principal amount of the term loans is payable in quarterly installments in an amount equal to 1.25% of the existing principal balance, plus the Delayed Draw Term Loans advanced on the closing date of the Webhelp Combination, commencing on December 31, 2024, with the outstanding principal amount of the term loans due in full on the maturity date.
Borrowings under the Restated Credit Facility bear interest, in the case of SOFR rate loans, at a per annum rate equal to the applicable SOFR rate (but not less than 0.0%), plus an applicable margin, which ranges from 1.125% to 2.000%, based on the credit ratings of the Company’s senior unsecured non-credit enhanced long-term indebtedness for borrowed money plus a credit spread adjustment to the SOFR rate of 0.10%. Borrowings under the Restated Credit Facility that are base rate loans bear interest at a per annum rate (but not less than 1.0%) equal to (i) the greatest of (A) the Prime Rate (as defined in the Restated Credit Facility) in effect on such day, (B) the NYFRB Rate (as defined in the Restated Credit Facility) in effect on such day plus ½ of 1.0%, and (C) the adjusted one-month term SOFR rate plus 1.0% per annum, plus (ii) an applicable margin, which ranges from 0.125% to 1.000%, based on the credit ratings of the Company’s senior unsecured non-credit enhanced long-term indebtedness for borrowed money.

The Restated Credit Facility contains certain loan covenants that are customary for credit facilities of this type and that restrict the ability of Concentrix Corporation and its subsidiaries to take certain actions, including the creation of liens, mergers or consolidations, changes to the nature of their business, and, solely with respect to subsidiaries of Concentrix Corporation, incurrence of indebtedness. In addition, the Restated Credit Facility contains financial covenants that require the Company to maintain at the end of each fiscal quarter, (i) a consolidated leverage ratio (as defined in the Restated Credit Facility) not to exceed 3.75 to 1.0 (or for certain periods following certain qualified acquisitions, including the Webhelp Combination, 4.25 to 1.0) and (ii) a consolidated interest coverage ratio (as defined in the Restated Credit Facility) equal to or greater than 3.00 to 1.0. The Restated Credit Facility also contains various customary events of default, including payment defaults, defaults under certain other indebtedness, and a change of control of Concentrix Corporation.
None of Concentrix’ subsidiaries guarantees the obligations under the Restated Credit Facility.
Prior to entering into the Amendment Agreement, obligations under the Company’s Prior Credit Facility were secured by substantially all of the assets of Concentrix Corporation and certain of its U.S. subsidiaries and were guaranteed by certain of its U.S. subsidiaries. Borrowings under the Prior Credit Facility bore interest, in the case of term or daily SOFR loans, at a per annum rate equal to the applicable SOFR rate (but not less than 0.0%), plus an adjustment of between 0.10% and 0.25% depending on the interest period of each SOFR loan, plus an applicable margin, which ranged from 1.25% to 2.00%, based on the Company’s consolidated leverage ratio. Borrowings under the Prior Credit Facility that were base rate loans bore interest at a per annum rate equal to (i) the greatest of (a) the Federal Funds Rate in effect on such day plus ½ of 1.00%, (b) the rate of interest last publicly announced by Bank of America as its “prime rate” and (c) the term SOFR rate plus 1.00%, plus (ii) an applicable margin, which ranged from 0.25% to 1.00%, based on the Company’s consolidated leverage ratio. From August 31, 2022 through the date of the Amendment Agreement, the outstanding principal of the term loans under the Prior Credit Facility was payable in quarterly installments of $26,250.

At August 31, 2023 and November 30, 2022, no amounts were outstanding under the Company’s revolving credit facility.
During the nine months ended August 31, 2023, the Company paid $25,000 of voluntary principal prepayments, without penalty, on the term loans under the Prior Credit Facility.
The Company paid a total of $4,613 and $21,617 in Bridge Facility financing fees during the three and nine months ended August 31, 2023, respectively. The full amount of the Bridge Facility financing fees of $21,617 was expensed during the nine months ended August 31, 2023, which included $10,687 in the three months ended August 31, 2023. In the nine months ended August 31, 2023, the Company paid $3,369 in debt amendment fees related to the Restated Credit Facility. The debt amendment fees that were capitalized are being amortized over the remaining life of the Restated Credit Facility.
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
Under the Securitization Facility, Concentrix Corporation and certain of its subsidiaries (the “Originators”) sell or otherwise transfer all of their accounts receivable to a special purpose bankruptcy-remote subsidiary of the Company (the “Borrower”) that grants a security interest in the receivables to the lenders in exchange for available borrowings of up to $500,000. The amount received under the Securitization Facility is recorded as debt on the Company’s consolidated balance sheets. Borrowing availability under the Securitization Facility may be limited by the Company’s accounts receivable balances, changes in the credit ratings of the clients comprising the receivables, client concentration levels in the receivables, and certain characteristics of the accounts receivable being transferred (including factors tracking performance of the accounts receivable over time).
The Securitization Facility contains various affirmative and negative covenants, including a consolidated leverage ratio covenant that is consistent with the Restated Credit Facility and customary events of default, including payment defaults, defaults under certain other indebtedness, a change in control of Concentrix Corporation, and certain events negatively affecting the overall credit quality of the transferred accounts receivable.
The Borrower’s sole business consists of the purchase or acceptance through capital contributions of the receivables and related security from the Originators and the subsequent retransfer of or granting of a security interest in such receivables and related security to the administrative agent under the Securitization Facility for the benefit of the lenders. The Borrower is a separate legal entity with its own separate creditors who will be entitled, upon its liquidation, to be satisfied out of the Borrower’s assets prior to any assets or value in the Borrower becoming available to the Borrower’s equity holders, and the assets of the Borrower are not available to pay creditors of the Company and its subsidiaries.
Sellers’ Note
On September 25, 2023, as part of the consideration for the Webhelp Combination, Concentrix Corporation issued a promissory note in the aggregate principal amount of €700,000 (the “Sellers’ Note”) to certain Sellers (the “Noteholders”). Pursuant to the Sellers’ Note, the unpaid principal amount outstanding will accrue interest from time to time at a rate of two percent (2%) per annum, and all principal and accrued interest will be due and payable on September 25, 2025.

Covenant compliance
As of August 31, 2023 and November 30, 2022, Concentrix was in compliance with all covenants for the above arrangements.
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

	Three Months Ended		Nine Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Basic earnings per common share:
Net income	$77,635	$106,690	$244,355	$330,105
Less: net income allocated to participating securities(1)	(1,286)	(1,582)	(4,198)	(4,850)
Net income attributable to common stockholders	$76,349	$105,108	$240,157	$325,255

Weighted-average number of common shares - basic	51,059	51,193	51,130	51,461

Basic earnings per common share	$1.50	$2.05	$4.70	$6.32

Diluted earnings per common share:
Net income	$77,635	$106,690	$244,355	$330,105
Less: net income allocated to participating securities(1)	(1,282)	(1,571)	(4,178)	(4,816)
Net income attributable to common stockholders	$76,353	$105,119	$240,177	$325,289

Weighted-average number of common shares - basic	51,059	51,193	51,130	51,461
Effect of dilutive securities:
Stock options and restricted stock units	150	356	254	373
Weighted-average number of common shares - diluted	51,209	51,549	51,384	51,834

Diluted earnings per common share	$1.49	$2.04	$4.67	$6.28
(1)Restricted stock awards granted to employees by the Company are considered participating securities.

NOTE 10—REVENUE:
Disaggregated revenue
In the following table, the Company’s revenue is disaggregated by primary industry verticals:

	Three Months Ended		Nine Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Industry vertical:
Technology and consumer electronics	$528,281	$500,595	$1,549,093	$1,437,548
Retail, travel and ecommerce	322,394	299,595	935,850	879,537
Communications and media	252,497	274,424	767,278	808,884
Banking, financial services and insurance	246,771	234,844	768,388	733,673
Healthcare	167,428	143,085	509,960	441,473
Other	115,463	127,059	353,375	382,640
Total	$1,632,834	$1,579,602	$4,883,944	$4,683,755
NOTE 11—PENSION AND EMPLOYEE BENEFITS PLANS:
The Company has a 401(k) plan in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in the 401(k) plan on the first day of the month after their employment date. The Company may make discretionary contributions under the plan. Employees in most of the Company’s non-U.S. legal entities are covered by government mandated defined contribution plans. During the three and nine months ended August 31, 2023, the Company contributed $22,945 and $67,470, respectively, to defined contribution plans. During the three and nine months ended August 31, 2022, the Company contributed $20,211 and $62,726, respectively, to defined contribution plans.
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
Net benefit costs related to defined benefit plans were $2,433 and $8,060, during the three and nine months ended August 31, 2023, respectively. Net benefit costs related to defined benefit plans were $2,350 and $7,978, during the three and nine months ended August 31, 2022, respectively. On an aggregate basis, the plans were underfunded by $67,572 and $71,815 at August 31, 2023 and November 30, 2022, respectively.
NOTE 12—INCOME TAXES:
Income taxes consist of current and deferred tax expense resulting from income earned in domestic and international jurisdictions. The effective tax rates for the three and nine months ended August 31, 2023 and 2022 were impacted by the geographic mix of worldwide income and certain discrete items.

The liability for unrecognized tax benefits was $87,276 and $78,501 at August 31, 2023 and November 30, 2022, respectively, and is included in other long-term liabilities in the consolidated balance sheets. As of August 31, 2023 and November 30, 2022, the total amount of unrecognized tax benefits that would affect income tax expense if recognized in the consolidated financial statements was $47,016 and $40,793, respectively. This amount includes net interest and penalties of $8,961 and $7,538 for the respective periods. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease between approximately $34,538 and $37,465 in the next twelve months; however, actual developments in this area could differ from those currently expected.
NOTE 13— LEASES:
The Company leases certain of its facilities and equipment under operating lease agreements, which expire in various periods through 2035. The Company’s finance leases are not material.
The following table presents the various components of operating lease costs:

	Three Months Ended		Nine Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Operating lease cost	$51,966	$49,627	$155,401	$150,167
Short-term lease cost	4,521	4,743	14,412	14,266
Variable lease cost	12,446	11,929	36,826	35,147
Sublease income	(1,503)	(709)	(4,371)	(2,136)
Total operating lease cost	$67,430	$65,590	$202,268	$197,444
The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five fiscal years and thereafter as of August 31, 2023:

Fiscal Years Ending November 30,
2023 (remaining three months)	$50,159
2024	179,323
2025	129,966
2026	72,893
2027	35,378
Thereafter	32,020
Total payments	499,739
Less: imputed interest*	44,296
Total present value of lease payments	$455,443
*Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.
The following amounts were recorded in the consolidated balance sheets related to the Company’s operating leases:

		As of
		August 31, 2023	November 30, 2022
Operating lease ROU assets	Other assets, net	$425,746	$473,039
Current operating lease liabilities	Other accrued liabilities	165,349	158,801
Non-current operating lease liabilities	Other long-term liabilities	290,094	340,673

The following table presents supplemental cash flow information related to the Company’s operating leases. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Nine Months Ended
	August 31, 2023	August 31, 2022
Cash paid for amounts included in the measurement of lease liabilities	$159,460	$147,579
Non-cash ROU assets obtained in exchange for lease liabilities	86,273	150,492
The weighted-average remaining lease term and discount rate as of August 31, 2023 and November 30, 2022 were as follows:

	As of
	August 31, 2023	November 30, 2022
Weighted-average remaining lease term (years)	3.44	3.72
Weighted-average discount rate	5.51%	5.24%
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
Under the separation and distribution agreement with TD SYNNEX Corporation (“TD SYNNEX”), the Company agreed to indemnify TD SYNNEX, each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities allocated to the Company under the separation and distribution agreement, which are generally those liabilities that relate to the Company’s CX business, whether incurred prior to or after the spin-off.

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

NOTE 15—STOCKHOLDERS’ EQUITY:

Share repurchase program
In September 2021, the Company’s board of directors authorized the Company to purchase up to $500,000 of the Company’s outstanding shares of common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. The repurchase program has no termination date and may be suspended or discontinued at any time. During the three and nine months ended August 31, 2023, the Company repurchased 320 and 431 shares, respectively, of its common stock for an aggregate purchase price of $27,000 and $41,941, respectively. During the three and nine months ended August 31, 2022, the Company repurchased 359 and 726 shares, respectively, of its common stock for an aggregate purchase price of $48,986 and $106,836, respectively. The share repurchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes. At August 31, 2023, approximately $312,144 remained available for share repurchases under the existing authorization from the Company’s board of directors.
During September 2023, the Company repurchased 95 shares of its common stock for an aggregate purchase price of $7,062.

Dividends
During fiscal years 2023 and 2022, the Company has paid the following dividends per share approved by the Company’s board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
January 18, 2022	January 28, 2022	$0.25	February 8, 2022
March 29, 2022	April 29, 2022	$0.25	May 10, 2022
June 27, 2022	July 29, 2022	$0.25	August 9, 2022
September 28, 2022	October 28, 2022	$0.275	November 8, 2022
January 19, 2023	January 30, 2023	$0.275	February 10, 2023
March 29, 2023	April 28, 2023	$0.275	May 9, 2023
June 28, 2023	July 28, 2023	$0.275	August 8, 2023

On September 27, 2023, the Company announced a cash dividend of $0.3025 per share to stockholders of record as of October 27, 2023, payable on November 7, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2022, as filed with the Securities and Exchange Commission on January 27, 2023. References to “we,” “our,” “us,” “the Company” or “Concentrix + Webhelp” refer to Concentrix Corporation and its subsidiaries.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our expected future financial condition, results of operations, effective tax rate, cash flows, leverage, liquidity, business strategy, competitive position, demand for our services and seasonality of our business, international operations, acquisition opportunities and the anticipated impact of acquisitions, capital allocation and dividends, growth opportunities, spending, capital expenditures and investments, competition and market forecasts, industry trends, our human capital resources and sustainability initiatives, and statements that include words such as believe, expect, may, will, provide, could and should and other similar expressions. These forward-looking statements are inherently uncertain and involve substantial risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Risks and uncertainties include, among other things: risks related to the combination with Webhelp, including the ability to retain key employees and successfully integrate the Webhelp business; our ability to realize estimated cost savings, synergies or other anticipated benefits of the combination, or that such benefits may take longer to realize than expected; diversion of management’s attention; the potential impact of the consummation of the acquisition on relationships with clients and other third parties; the unfavorable outcome of any legal proceedings that may be instituted against the Company; risks related to general economic conditions, including consumer demand, interest rates, inflation, supply chains and the effects of the conflict in Ukraine; cyberattacks on our or our clients’ networks and information technology systems; the failure of our staff and contractors to adhere to our and our clients’ controls and processes; the inability to protect personal and proprietary information; the inability to execute on our digital customer experience strategy; the loss of key personnel or the inability to attract and retain staff with the skills and expertise needed for our business; increases in the cost of labor; the effects of the COVID-19 pandemic and other communicable diseases, natural disasters, adverse weather conditions or public health crises; geopolitical, economic and climate- or weather-related risks in regions with a significant concentration of our operations; the inability to successfully identify, complete and integrate strategic acquisitions or investments; competitive conditions in our industry and consolidation of our competitors; higher than expected tax liabilities; the demand for customer experience solutions and technology; variability in demand by our clients or the early termination of our client contracts; the level of business activity of our clients and the market acceptance and performance of their products and services; currency exchange rate fluctuations; the operability of our communication services and information technology systems and networks; changes in law, regulations or regulatory guidance; damage to our reputation through the actions or inactions of third parties; investigative or legal actions; and other risks that are described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2022 and “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the six months ended May 31, 2023. We do not intend to update forward-looking statements, which speak only as of the date hereof, unless otherwise required by law.

Concentrix, Webhelp, Concentrix + Webhelp, the Concentrix and Webhelp logos, and all other Concentrix + Webhelp company, product and services names and slogans are trademarks or registered trademarks of Concentrix Corporation and its subsidiaries. Concentrix and the Concentrix Logo Reg. U.S. Pat. & Tm. Off. and applicable non-U.S. jurisdictions. Other names and marks are the property of their respective owners.
Overview and Basis of Presentation
Concentrix + Webhelp is a leading global provider of Customer Experience (“CX”) solutions and technology that help iconic and disruptive brands drive deep understanding, full lifecycle engagement, and differentiated experiences for their end-customers. We provide end-to-end capabilities, including CX process optimization, technology innovation and design engineering, front- and back-office automation, analytics and business transformation services to clients in five primary industry verticals. Our differentiated portfolio of solutions supports Fortune Global 500 as well as new economy clients across the globe in their efforts to deliver an optimized, consistent brand experience across all channels of communication, such as voice, chat, email, social media, asynchronous messaging, and custom applications. We strive to deliver exceptional services globally supported by our deep industry knowledge, technology and security practices, talented people, and digital and analytics expertise.
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
Webhelp Combination

On September 25, 2023, we completed our acquisition (the “Webhelp Combination”) of all of the issued and outstanding capital stock (the “Shares”) of Marnix Lux SA, a public limited liability company (société anonyme) incorporated under the laws of the Grand Duchy of Luxembourg (“Webhelp Parent”) and the parent company of the Webhelp business (“Webhelp”), from the holders thereof (the “Sellers”). The acquisition was completed pursuant to the terms and conditions of the Share Purchase and Contribution Agreement, dated as of June 12, 2023, as amended by First Amendment to Share Purchase and Contribution Agreement, dated as of July 14, 2023 by and among Concentrix, OSYRIS S.à r.l., a private limited liability company (société à responsabilité limitée) incorporated under the laws of the Grand Duchy of Luxembourg and a direct wholly owned subsidiary of Concentrix Corporation (“Purchaser”), Webhelp Parent, the Sellers, and certain representatives of the Seller. Webhelp is a leading provider of CX solutions, including sales, marketing, and payment services, with significant operations and client relationships in Europe, Latin America, and Africa. The preliminary purchase consideration for the acquisition of the Shares is valued at approximately $4 billion.

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
Our CX solutions and technology are generally characterized by flat unit prices. Approximately 98% of our revenue is recognized as services are performed, based on staffing hours or the number of client customer transactions handled using contractual rates. Remaining revenue from the sale of these solutions are typically recognized as the services are provided over the duration of the contract using contractual rates.
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

In the third fiscal quarter of 2023 and 2022, approximately 81% and 78%, respectively, of our consolidated revenue was generated from our non-U.S. operations, and approximately 68% and 67%, respectively, of our consolidated revenue was priced in U.S. dollars and we expect this to continue. As a result, we have certain client contracts that are priced in non-U.S. dollar currencies for which a substantial portion of the costs to deliver the services are in other currencies. Accordingly, our revenue may be earned in currencies that are different from the currencies in which we incur corresponding expenses. Fluctuations in the value of currencies, such as the Philippine peso, the Indian rupee, and the Canadian dollar, against the U.S. dollar or other currencies in which we bill our clients, and inflation in the local economies in which these delivery centers are located, can impact the operating and labor costs in these delivery centers, which can result in reduced profitability. As a result, our revenue growth, costs and profitability have been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates and inflation.
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
Critical Accounting Policies and Estimates
During the three and nine months ended August 31, 2023, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2022.

Results of Operations – Three and Nine Months Ended August 31, 2023 and 2022

	Three Months Ended		Nine Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022

	($ in thousands)		($ in thousands)
Revenue	$1,632,834	$1,579,602	$4,883,944	$4,683,755
Cost of revenue	1,039,142	1,012,754	3,128,866	3,019,857
Gross profit	593,692	566,848	1,755,078	1,663,898
Selling, general and administrative expenses	431,425	409,303	1,274,198	1,201,696
Operating income	162,267	157,545	480,880	462,202
Interest expense and finance charges, net	49,293	20,272	130,496	42,015
Other expense (income), net	6,169	(12,086)	19,266	(22,247)
Income before income taxes	106,805	149,359	331,118	442,434
Provision for income taxes	29,170	42,235	86,763	111,738
Net income before non-controlling interest	77,635	107,124	244,355	330,696
Less: Net income attributable to non-controlling interest	—	434	—	591
Net income attributable to Concentrix Corporation	$77,635	$106,690	$244,355	$330,105
Revenue

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2023	August 31, 2022	2023 to 2022	August 31, 2023	August 31, 2022	2023 to 2022

	($ in thousands)			($ in thousands)
Industry vertical:
Technology and consumer electronics	$528,281	$500,595	5.5%	$1,549,093	$1,437,548	7.8%
Retail, travel and ecommerce	322,394	299,595	7.6%	935,850	879,537	6.4%
Communications and media	252,497	274,424	(8.0)%	767,278	808,884	(5.1)%
Banking, financial services and insurance	246,771	234,844	5.1%	768,388	733,673	4.7%
Healthcare	167,428	143,085	17.0%	509,960	441,473	15.5%
Other	115,463	127,059	(9.1)%	353,375	382,640	(7.6)%
Total	$1,632,834	$1,579,602	3.4%	$4,883,944	$4,683,755	4.3%
We generate revenue by delivering our CX solutions and technology to our clients categorized in the above primary industry verticals. Our solutions focus on customer engagement, process optimization, and back-office automation.
Our revenue increased by 3.4% in the three months ended August 31, 2023, compared to the three months ended August 31, 2022, which included incremental revenue from acquired operations of $26.8 million, or an increase of 1.7%, compared to the prior year period, resulting in increased volumes across the majority of our verticals over the prior year period. The impact of the translation effects of foreign currencies was de minimis for the three months ended August 31, 2023 in comparison to the prior year period.
Our revenue increased by 4.3% in the nine months ended August 31, 2023, compared to the nine months ended August 31, 2022, which included incremental revenue from acquired operations of $154.9 million, or an increase of 3.3%, compared to the prior year period, resulting in increased volumes across the majority of our verticals over the prior year period. These increases were partially offset by an unfavorable translation effect of foreign currencies of $64.7 million, or 1.4%. The unfavorable foreign currency translation effect on revenue was primarily due to the weakening of the Japanese yen, Argentine peso and Australian dollar against the U.S. dollar.
For the three and nine months ended August 31, 2023, revenue in our technology and consumer electronics vertical increased as a result of contributions from acquired operations. For the three and nine months ended August 31, 2023, revenue in our retail, travel and ecommerce vertical increased primarily due to increased volumes across several of our largest clients in this vertical over the prior year periods. For the three and nine months ended August 31, 2023, revenue in our communications and media vertical decreased due to decreased volumes with several clients which more than offset volume increases across a number of clients. For the three and nine months ended August 31, 2023, revenue from clients in the banking, financial services and insurance vertical increased primarily due to increased volumes across the majority of our clients in this vertical over the prior year periods. For the three and nine months ended August 31, 2023, revenue in our healthcare vertical increased due to increased volumes across the several of our largest healthcare clients over the prior year periods. For the three and nine months ended August 31, 2023, revenue in our other vertical decreased primarily due to decreases in revenue from several clients, including government clients, over the prior year periods.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2023	August 31, 2022	2023 to 2022	August 31, 2023	August 31, 2022	2023 to 2022

	($ in thousands)			($ in thousands)
Cost of revenue	$1,039,142	$1,012,754	2.6%	$3,128,866	$3,019,857	3.6%
Gross profit	$593,692	$566,848	4.7%	$1,755,078	$1,663,898	5.5%
Gross margin %	36.4%	35.9%		35.9%	35.5%
Cost of revenue consists primarily of personnel costs. Gross margin can be impacted by resource location, client mix and pricing, additional lead time for programs to be fully scalable, and transition and initial set-up costs.
Our cost of revenue increased by 2.6% in the three months ended August 31, 2023, compared to the three months ended August 31, 2022, primarily due to the increase in our revenue and personnel costs related to staff supporting acquired operations. The increases were partially offset by a $23.3 million, or 2.3%, reduction in our cost of revenue due to foreign currency translation. The foreign currency translation impact on our cost of revenue was caused primarily by the weakening of the Egyptian pound, Philippine peso and Indian rupee against the U.S. dollar.
Our cost of revenue increased by 3.6% in the nine months ended August 31, 2023, compared to the nine months ended August 31, 2022, primarily due to the increase in our revenue and personnel costs related to staff supporting acquired operations. The increases were partially offset by a $132.7 million, or 4.4%, reduction in our cost of revenue due to foreign currency translation. The foreign currency translation impact on our cost of revenue was caused primarily by the weakening of the Philippine peso, Egyptian pound and Indian rupee against the U.S. dollar.
Our gross profit increased by 4.7% in the three months ended August 31, 2023, compared to the three months ended August 31, 2022, primarily due to the increase in revenue and the contributions from acquired operations and a net favorable foreign currency impact of $22.9 million on gross profit. Our gross margin percentage for the three months ended August 31, 2023 increased to 36.4% from 35.9% in the prior year period due to changes in the mix of geographies where our services were delivered.
Our gross profit increased by 5.5% in the nine months ended August 31, 2023, compared to the nine months ended August 31, 2022, primarily due to the increase in revenue and the contributions from acquired operations and a net favorable foreign currency impact of $68.0 million on gross profit. Our gross margin percentage for the nine months ended August 31, 2023 increased to 35.9% from 35.5% in the prior year period due to changes in the mix of geographies where our services were delivered.

Selling, General and Administrative Expenses

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2023	August 31, 2022	2023 to 2022	August 31, 2023	August 31, 2022	2023 to 2022

	($ in thousands)			($ in thousands)
Selling, general and administrative expenses	$431,425	$409,303	5.4%	$1,274,198	$1,201,696	6.0%
Percentage of revenue	26.4%	25.9%		26.1%	25.7%
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

Our selling, general and administrative expenses increased by 5.4% in the three months ended August 31, 2023, compared to the three months ended August 31, 2022, primarily due to incremental selling, general and administrative expenses associated with acquired operations and an increase in acquisition-related and integration expenses of $5.9 million. These increases were partially offset by a $4.7 million reduction in selling, general and administrative expenses due to foreign currency translation impacts. As a percentage of revenue, selling, general and administrative expenses increased from 25.9% in the third fiscal quarter of 2022 to 26.4% in the third fiscal quarter of 2023 due to the net effect of the changes described.
Our selling, general and administrative expenses increased by 6.0% in the nine months ended August 31, 2023, compared to the nine months ended August 31, 2022, primarily due to incremental selling, general and administrative expenses associated with acquired operations and an increase in acquisition-related and integration expenses of $16.3 million. These increases were partially offset by a $33.7 million reduction in selling, general and administrative expenses due to foreign currency translation. As a percentage of revenue, selling, general and administrative expenses increased from 25.7% in the nine months ended August 31, 2022 to 26.1% in the nine months ended August 31, 2023 due to the net effect of the changes described.
Operating Income

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2023	August 31, 2022	2023 to 2022	August 31, 2023	August 31, 2022	2023 to 2022

	($ in thousands)			($ in thousands)
Operating income	$162,267	$157,545	3.0%	$480,880	$462,202	4.0%
Operating margin	9.9%	10.0%		9.8%	9.9%
Our operating income increased during the three and nine months ended August 31, 2023, compared to the three and nine months ended August 31, 2022, due to the increase in gross profit partially offset by the increase in selling, general and administrative expenses.
Our operating margin decreased slightly during three and nine months ended August 31, 2023, compared to the three and nine months ended August 31, 2022, due to the increase in gross margin percentage more than offset by the increase in selling, general and administrative expenses as a percentage of revenue.

Interest Expense and Finance Charges, Net

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2023	August 31, 2022	2023 to 2022	August 31, 2023	August 31, 2022	2023 to 2022

	($ in thousands)			($ in thousands)
Interest expense and finance charges, net	$49,293	$20,272	143.2%	$130,496	$42,015	210.6%
Percentage of revenue	3.0%	1.3%		2.7%	0.9%
Amounts recorded in interest expense and finance charges, net consist primarily of interest on our senior notes issued in August 2023, interest on term loan borrowings under our senior credit facility, interest on borrowings under our accounts receivable securitization facility (the “Securitization Facility”) and financing expenses associated with our commitment letter dated March 29, 2023 (the “Bridge Commitment Letter,” and the commitments pursuant to the Bridge Commitment Letter, the “Bridge Facility”), entered into in connection with the Webhelp combination.
The increase in interest expense for the three months ended August 31, 2023, compared to the three months ended August 31, 2022, was due to Bridge Facility financing fees of $10.7 million, higher interest rates on increased outstanding term loan borrowings under our senior credit facility, higher interest rates on outstanding borrowings under our Securitization Facility and interest expense on our senior notes of $12.3 million partially offset by interest income related to the senior notes proceeds included in cash equivalents of $7.8 million.
The increase in interest expense for the nine months ended August 31, 2023, compared to the nine months ended August 31, 2022, was due to Bridge Facility financing fees and credit facility amendment fees of $22.5 million, higher interest rates on increased outstanding term loan borrowings under our senior credit facility, higher interest rates on outstanding borrowings under our Securitization Facility and interest expense on our senior notes of $12.3 million partially offset by interest income related to the senior notes proceeds included in cash equivalents of $7.8 million.

Other Expense (Income), Net

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2023	August 31, 2022	2023 to 2022	August 31, 2023	August 31, 2022	2023 to 2022

	($ in thousands)			($ in thousands)
Other expense (income), net	$6,169	$(12,086)	(151.0)%	$19,266	$(22,247)	(186.6)%
Percentage of revenue	0.4%	(0.8)%		0.4%	(0.5)%
Amounts recorded as other expense (income), net include foreign currency transaction gains and losses other than cash flow hedges, non-designated hedging derivative activity, investment gains and losses, the non-service component of pension costs, and other non-operating gains and losses.
Other expense (income), net in the three months ended August 31, 2023 was an expense of $6.2 million, compared to income of $12.1 million in the three months ended August 31, 2022. The change in other expense (income), net was primarily due to a loss on derivative contracts entered into in connection with the Webhelp combination of $2.0 million in addition to unfavorable foreign currency transaction changes compared to the prior year period.
Other expense (income), net in the nine months ended August 31, 2023 was an expense of $19.3 million, compared to income of $22.2 million in the nine months ended August 31, 2022. The change in other expense (income), net was primarily due to a loss on derivative contracts entered into in connection with the Webhelp combination of $14.5 million in addition to unfavorable foreign currency transaction changes compared to the prior year period.

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2023	August 31, 2022	2023 to 2022	August 31, 2023	August 31, 2022	2023 to 2022

	($ in thousands)			($ in thousands)
Provision for income taxes	$29,170	$42,235	(30.9)%	$86,763	$111,738	(22.4)%
Percentage of income before income taxes	27.3%	28.3%		26.2%	25.3%
Our provision for income taxes consists of our current and deferred tax expense resulting from our income earned in domestic and international jurisdictions.
Our provision for income taxes decreased in the three and nine months ended August 31, 2023, compared to the three and nine months ended August 31, 2022, primarily due to a decrease in income before taxes. The effective tax rate for the three months ended August 31, 2023 decreased compared to the three months ended August 31, 2022 and increased for the nine months ended August 31, 2023 compared to the nine months ended August 31, 2022, primarily due to the change in mix of income earned in different tax jurisdictions between periods.

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

	Three Months Ended		Nine Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
	($ in thousands, except per share amounts)

Revenue	$1,632,834	$1,579,602	$4,883,944	$4,683,755
Foreign currency translation	405	—	64,727	—
Revenue in constant currency	$1,633,239	$1,579,602	$4,948,671	$4,683,755
Effect of excluding revenue of acquired and divested businesses	(26,833)	(142,525)	(154,850)	(349,684)
Revenue in adjusted constant currency	$1,606,406	$1,437,077	$4,793,821	$4,334,071

Operating income	$162,267	$157,545	$480,880	$462,202
Acquisition-related and integration expenses	18,494	12,565	31,470	15,213
Amortization of intangibles	39,510	41,500	118,196	121,025
Share-based compensation	10,740	9,862	38,683	37,678
Non-GAAP operating income	$231,011	$221,472	$669,229	$636,118

Net income	$77,635	$106,690	$244,355	$330,105
Net income attributable to non-controlling interest	—	434	—	591
Interest expense and finance charges, net	49,293	20,272	130,496	42,015
Provision for income taxes	29,170	42,235	86,763	111,738
Other expense (income), net	6,169	(12,086)	19,266	(22,247)
Acquisition-related and integration expenses	18,494	12,565	31,470	15,213
Amortization of intangibles	39,510	41,500	118,196	121,025
Share-based compensation	10,740	9,862	38,683	37,678
Depreciation	38,246	36,933	114,632	110,107
Adjusted EBITDA	$269,257	$258,405	$783,861	$746,225

Operating margin	9.9%	10.0%	9.8%	9.9%
Non-GAAP operating margin	14.1%	14.0%	13.7%	13.6%
Adjusted EBITDA margin	16.5%	16.4%	16.0%	15.9%

Net income	$77,635	$106,690	$244,355	$330,105
Acquisition-related and integration expenses	18,494	12,565	31,470	15,213
Acquisition-related expenses included in interest expense and finance charges, net(1)	13,716	—	25,556	—
Acquisition-related expenses included in other expense (income), net(1)	2,064	—	14,493	—
Amortization of intangibles	39,510	41,500	118,196	121,025
Share-based compensation	10,740	9,862	38,683	37,678
Income taxes related to the above(2)	(21,131)	(16,237)	(57,099)	(44,170)
Non-GAAP net income	$141,028	$154,380	$415,654	$459,851

	Three Months Ended		Nine Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
	($ in thousands, except per share amounts)

Diluted earnings per common share (“EPS”)	$1.49	$2.04	$4.67	$6.28
Acquisition-related and integration expenses	0.36	0.24	0.60	0.29
Acquisition-related expenses included in interest expense and finance charges, net(1)	0.26	—	0.49	—
Acquisition-related expenses included in other expense (income), net(1)	0.04	—	0.28	—
Amortization of intangibles	0.76	0.79	2.26	2.30
Share-based compensation	0.21	0.19	0.74	0.72
Income taxes related to the above(2)	(0.41)	(0.31)	(1.09)	(0.85)
Non-GAAP Diluted EPS	$2.71	$2.95	$7.95	$8.74
(1)Included in these amounts are a) Bridge Facility financing fees expensed and interest expenses associated with the senior notes, net of interest earnings on invested proceeds incurred in advance of the Webhelp combination, and b) losses associated with non-designated call option contracts put in place to hedge foreign exchange movements in connection with the Webhelp combination that are included within interest expense and finance charges, net and other expense (income), net, respectively, in the consolidated statement of operations.

(2)The tax effect of taxable and deductible non-GAAP adjustments was calculated using the tax deductible portion of the expenses and applying the entity specific, statutory tax rates applicable to each item during the respective periods.

Liquidity and Capital Resources
Our primary uses of cash are working capital, capital expenditures to expand our delivery footprint and enhance our technology solutions, debt repayments and acquisitions, including our combination with Webhelp in September 2023 and our acquisitions of PK and ServiceSource in fiscal year 2022. Our financing needs for these uses of cash have been a combination of operating cash flows and third-party debt arrangements. Our working capital needs are primarily to finance accounts receivable. When our revenue is increasing, our net investment in working capital typically increases. Conversely, when revenue is decreasing, our net investment in working capital typically decreases. To increase our market share and better serve our clients, we may further expand our operations through investments or acquisitions. We expect that such expansion would require an initial investment in working capital, personnel, facilities, and operations. These investments or acquisitions would likely be funded primarily by our existing cash and cash equivalents, available liquidity, including capacity on our debt arrangements, or the issuance of securities. We funded the Webhelp combination through (i) proceeds from our August 2023 offering and sale of senior notes, (ii) term loan borrowings under our senior credit facility, and (iii) cash on hand.

In September 2021, considering our strong free cash flow, low leverage and adequate liquidity to support capital return to stockholders while maintaining flexibility to pursue acquisitions, our board of directors authorized a share repurchase program. Under the share repurchase program, the board of directors authorized us to purchase up to $500 million of our common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. The share repurchase program has no termination date and may be suspended or discontinued at any time. During the three and nine months ended August 31, 2023, we purchased 320,105 and 430,529 shares, respectively, of our common stock under the share repurchase program for approximately $27.0 and $41.9 million, respectively, in the aggregate. During the three and nine months ended August 31, 2022, we purchased 359,355 and 726,059 shares, respectively, of our common stock under the share repurchase program for approximately $49.0 and $106.8 million, respectively, in the aggregate. At August 31, 2023, approximately $312.1 million remained available for share repurchases under the existing authorization from our board of directors.

During September 2023, we repurchased 95,111 shares of our common stock for an aggregate purchase price of $7.1 million.

During fiscal years 2023 and 2022, we have paid the following dividends per share approved by our board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
January 18, 2022	January 28, 2022	$0.25	February 8, 2022
March 29, 2022	April 29, 2022	$0.25	May 10, 2022
June 27, 2022	July 29, 2022	$0.25	August 9, 2022
September 28, 2022	October 28, 2022	$0.275	November 8, 2022
January 19, 2023	January 30, 2023	$0.275	February 10, 2023
March 29, 2023	April 28, 2023	$0.275	May 9, 2023
June 28, 2023	July 28, 2023	$0.275	August 8, 2023

On September 27, 2023, we announced a cash dividend of $0.3025 per share to stockholders of record as of October 27, 2023, payable on November 7, 2023.

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
Debt Arrangements
Senior Notes

On August 2, 2023, the Company issued and sold (i) $800 million aggregate principal amount of 6.650% Senior Notes due 2026 (the “2026 Notes”), (ii) $800 million aggregate principal amount of 6.600% Senior Notes due 2028 (the “2028 Notes”) and (iii) $550 million aggregate principal amount of 6.850% Senior Notes due 2033 (the “2033 Notes” and, together with the 2026 Notes and 2028 Notes, the “Senior Notes”). The Senior Notes were sold in a registered public offering pursuant to the Company’s Registration Statement on Form S-3, which became effective upon filing, and a Prospectus Supplement dated July 19, 2023, to a Prospectus dated July 17, 2023.

The Senior Notes were issued pursuant to, and are governed by, an indenture, dated as of August 2, 2023 (the “Base Indenture”), between Concentrix and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), as supplemented by a first supplemental indenture dated as of August 2, 2023 between Concentrix and the Trustee relating to the 2026 Notes, a second supplemental indenture dated as of August 2, 2023 between Concentrix and the Trustee relating to the 2028 Notes, and a third supplemental indenture dated as of August 2, 2023 between Concentrix and the Trustee relating to the 2033 Notes (such supplemental indentures, together with the Base Indenture, the “Indenture”). The Indenture contains customary covenants and restrictions, including covenants that limit Concentrix Corporation’s and certain of its subsidiaries’ ability to create or incur liens on shares of stock of certain subsidiaries or on principal properties, engage in sale/leaseback transactions or, with respect to Concentrix Corporation, consolidate or merge with, or sell or lease substantially all its assets to, another person. The Indenture also provides for customary events of default.

In connection with the closing of the Webhelp Combination, we entered into cross-currency swap arrangements for a total notional amount of $500 million of the Senior Notes. In addition to aligning the currency of a portion of our interest payments to our euro-denominated cash flows, the arrangements effectively converted $250 million of each of the 2026 Notes and 2028 Notes into synthetic fixed Euro-based debt at weighted average interest rates of 5.12% and 5.18%, respectively.

Bridge Facility and Restated Credit Facility

To provide the debt financing required to consummate the Webhelp Combination, we entered into a commitment letter dated March 29, 2023 (the “Bridge Commitment Letter,” and the commitments pursuant to the Bridge Commitment Letter, the “Bridge Facility”), under which certain financing institutions committed to provide a 364-day bridge loan facility in an aggregate principal amount of $5,290 million consisting of (i) a $1,850 million tranche of term bridge loans (the “Term Loan Amendment Tranche”), (ii) a $1,000 million tranche of revolving commitments (the “Revolver Amendment Tranche”) and (iii) a $2,440 million tranche of term bridge loans (the “Acquisition Tranche”), each subject to the satisfaction of certain customary closing conditions, including the consummation of the Webhelp Combination.
The incurrence of the acquisition-related indebtedness that would be funded by the Acquisition Tranche of the Bridge Facility (or permanent financing in lieu thereof) and the promissory note to be issued by Concentrix Corporation to certain Sellers at the closing of the Webhelp Combination was not permitted under our prior credit agreement dated as of October 16, 2020 (the “Prior Credit Facility”). Therefore, on April 21, 2023, we entered into an Amendment and Restatement Agreement (the “Amendment Agreement”) with the lenders party thereto, JPMorgan Chase and Bank of America, N.A. to amend and restate the Prior Credit Facility (as amended and restated, the “Restated Credit Facility”). As a result of having entered into the Amendment Agreement, among other things, we obtained requisite lender consent to incur acquisition-related indebtedness, and pursuant to the terms of the Bridge Commitment Letter, the commitments with respect to the Term Loan Amendment Tranche and the Revolver Amendment Tranche of the Bridge Facility were each reduced to zero, and the Acquisition Tranche was reduced by approximately $294.7 million. On August 2, 2023, the remaining outstanding commitment of approximately $2.15 billion under the Bridge Commitment Letter was reduced to zero in connection with the issuance of the Senior Notes previously described.

The Restated Credit Facility provides for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $1,042.5 million. The Restated Credit Facility also provides for a senior unsecured term loan facility in an aggregate principal amount not to exceed approximately $2,144.7 million, of which $1,850 million was outstanding as of August 31, 2023 and approximately $294.7 million was drawn on a delayed draw basis on the closing date of the Webhelp Combination. Aggregate borrowing capacity under the Restated Credit Facility may be increased by up to an additional $500 million by increasing the amount of the revolving credit facility or by incurring additional term loans, in each case subject to the satisfaction of certain conditions set forth in the Restated Credit Facility, including the receipt of additional commitments for such increase. In September 2023, we prepaid $69.7 million of the principal balance on the term loan facility, without penalty, resulting in an outstanding balance of approximately $2,075 million.
The maturity date of the Restated Credit Facility remains December 27, 2026, subject, in the case of the revolving credit facility, to two one-year extensions upon our prior notice to the lenders and the agreement of the lenders to extend such maturity date. The outstanding principal amount of the term loan is payable in quarterly installments in an amount equal to 1.25% of the existing principal balance, plus the Delayed Draw Term Loans advanced on the closing date of the Webhelp Combination, commencing on December 31, 2024, with the outstanding principal amount of the term loans due in full on the maturity date.

Borrowings under the Restated Credit Facility bear interest, in the case of SOFR rate loans, at a per annum rate equal to the applicable SOFR rate (but not less than 0.0%), plus an applicable margin, which ranges from 1.125% to 2.000%, based on the credit ratings of our senior unsecured non-credit enhanced long-term indebtedness for borrowed money plus a credit spread adjustment to the SOFR rate of 0.10%. Borrowings under the Restated Credit Facility that are base rate loans bear interest at a per annum rate (but not less than 1.0%) equal to (i) the greatest of (A) the Prime Rate (as defined in the Restated Credit Facility) in effect on such day, (B) the NYFRB Rate (as defined in the Restated Credit Facility) in effect on such day plus 1/2 of 1.0%, and (C) the adjusted one-month term SOFR rate plus 1.0% per annum, plus (ii) an applicable margin, which ranges from 0.125% to 1.000%, based on the credit ratings of our senior unsecured non-credit enhanced long-term indebtedness for borrowed money.

The Restated Credit Facility contains certain loan covenants that are customary for credit facilities of this type and that restrict our ability to take certain actions, including the creation of liens, mergers or consolidations, changes to the nature of our business, and, solely with respect to our subsidiaries, incurrence of indebtedness. In addition, the Restated Credit Facility contains financial covenants that require us to maintain at the end of each fiscal quarter, (i) a consolidated leverage ratio (as defined in the Restated Credit Facility) not to exceed 3.75 to 1.0 (or for certain periods following certain qualified acquisitions, including the Webhelp Combination, 4.25 to 1.0) and (ii) a consolidated interest coverage ratio (as defined in the Restated Credit Facility) equal to or greater than 3.00 to 1.0. The Restated Credit Facility also contains various customary events of default, including payment defaults, defaults under certain other indebtedness, and a change of control of Concentrix Corporation.

None of our subsidiaries guarantees the obligations under the Restated Credit Facility.
Prior to entering into the Amendment Agreement, obligations under the Prior Credit Facility were secured by substantially all of the assets of Concentrix Corporation and certain of our U.S. subsidiaries and were guaranteed by certain of our U.S. subsidiaries. Borrowings under the Prior Credit Facility bore interest, in the case of term or daily SOFR loans, at a per annum rate equal to the applicable SOFR rate (but not less than 0.0%), plus an adjustment of between 0.10% and 0.25% depending on the interest period of each SOFR loan, plus an applicable margin, which ranged from 1.25% to 2.00%, based on our consolidated leverage ratio. Borrowings under the Prior Credit Facility that were base rate loans bore interest at a per annum rate equal to (i) the greatest of (a) the Federal Funds Rate in effect on such day plus ½ of 1.00%, (b) the rate of interest last publicly announced by Bank of America as its “prime rate” and (c) the term SOFR rate plus 1.00%, plus (ii) an applicable margin, which ranged from 0.25% to 1.00%, based on our consolidated leverage ratio. From August 31, 2022 through the date of the Amendment Agreement, the outstanding principal of the term loans under the Prior Credit Facility was payable in quarterly installments of $26.25 million.

At August 31, 2023 and November 30, 2022, no amounts were outstanding under our revolving credit facility.

During the nine months ended August 31, 2023, we paid $25.0 million of voluntary principal prepayments, without penalty, on the term loans under the Prior Credit Facility.
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

Under the Securitization Facility, Concentrix Corporation and certain of its U.S. based subsidiaries (the “Originators”) sell or otherwise transfer all of their accounts receivable to a special purpose bankruptcy-remote subsidiary of Concentrix Corporation that grants a security interest in the receivables to the lenders in exchange for available borrowings of up to $500 million. Borrowing availability under the Securitization Facility may be limited by our accounts receivable balances, changes in the credit ratings of our clients comprising the receivables, client concentration levels in the receivables, and certain characteristics of the accounts receivable being transferred (including factors tracking performance of the accounts receivable over time).

The Securitization Facility contains various affirmative and negative covenants, including a consolidated leverage ratio covenant that is consistent with the Restated Credit Facility and customary events of default, including payment defaults, defaults under certain other indebtedness, a change in control of Concentrix Corporation, and certain events negatively affecting the overall credit quality of the transferred accounts receivable.

Sellers’ Note

On September 25, 2023, as part of the consideration for the Webhelp Combination, we issued a promissory note in the aggregate principal amount of €700 million (the “Sellers’ Note”) to certain Sellers (the “Noteholders”). Pursuant to the Sellers’ Note, the unpaid principal amount outstanding will accrue interest from time to time at a rate of two percent (2%) per annum, and all principal and accrued interest will be due and payable on September 25, 2025.

As of August 31, 2023 and November 30, 2022, we were in compliance with the debt covenants related to our debt arrangements.

Cash Flows – Nine Months Ended August 31, 2023 and 2022
The following summarizes our cash flows for the nine months ended August 31, 2023 and 2022, as reported in our consolidated statement of cash flows in the accompanying consolidated financial statements.

	Nine Months Ended
	August 31, 2023	August 31, 2022

	($ in thousands)
Net cash provided by operating activities	$448,744	$365,041
Net cash used in investing activities	(115,717)	(1,803,723)
Net cash provided by financing activities	1,636,260	1,455,982
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,715)	(21,809)
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,966,572	$(4,509)
Cash, cash equivalents and restricted cash at beginning of year	157,463	183,010
Cash, cash equivalents and restricted cash at the end of the period	$2,124,035	$178,501
Operating Activities
Net cash provided by operating activities was $448.7 million for the nine months ended August 31, 2023, compared to $365.0 million for the nine months ended August 31, 2022. The increase in net cash provided by operating activities over the prior year period was primarily due to favorable changes in working capital partially offset by a decrease in net income over the prior year period.

Investing Activities

Net cash used in investing activities for the nine months ended August 31, 2023 was $115.7 million, compared to $1,803.7 million for the nine months ended August 31, 2022. The decrease in net cash used in investing activities over the prior year period primarily related to the aggregate cash of $1,705.4 million paid in connection with our acquisitions of PK and ServiceSource in the prior year period.

Financing Activities
Net cash provided by financing activities for the nine months ended August 31, 2023 was $1,636.3 million, consisting primarily of proceeds, before expenses, of $2,137.0 million from the issuance of the Senior Notes in August 2023, partially offset by principal payments of $25.0 million made on term loan borrowings under our senior credit facility, net repayments of $356.5 million under our Securitization Facility, share repurchases of $41.9 million, dividends of $42.9 million, and cash paid of $30.5 million related to debt issuance costs for the Senior Notes, financing fees for the Bridge Facility and amendment fees related to our Restated Credit Facility.
Net cash provided by financing activities for the nine months ended August 31, 2022 was $1,456.0 million, consisting primarily of net proceeds from the refinancing of the term loan facility under our senior credit facility of $1,400.0 million and net proceeds from the Securitization Facility of $335.0 million, offset by repayments of $125.0 million on the term loan, share repurchases of $106.8 million, cash paid for debt issuance costs of $9.3 million and dividends of $39.1 million.

We believe our current cash balances and credit availability are enough to support our operating activities for at least the next twelve months.
Free Cash Flow (a non-GAAP measure)

	Nine Months Ended
	August 31, 2023	August 31, 2022

	($ in thousands)
Net cash provided by operating activities	$448,744	$365,041
Purchases of property and equipment	(115,717)	(97,276)
Free cash flow (a non-GAAP measure)	$333,027	$267,765
Our free cash flow was $333.0 million for the nine months ended August 31, 2023 compared to $267.8 million for the nine months ended August 31, 2022. The increase in free cash flow for the nine months ended August 31, 2023 compared to the prior year period was due to the increase in cash provided by operating activities partially offset by an increase in capital expenditures.
Capital Resources
Excluding cash held related to Senior Notes proceeds that were subsequently used to fund the combination with Webhelp, as of August 31, 2023, we had total liquidity of $1,766.3 million, which includes undrawn capacity on our revolving credit facility of $1,042.5 million, undrawn capacity of $500.0 million under our Securitization Facility and remaining cash and cash equivalents.
Our cash and cash equivalents totaled $2,112.8 million and $145.4 million as of August 31, 2023 and November 30, 2022, respectively. Cash and cash equivalents included $1,889.0 of Senior Notes proceeds that were subsequently used to fund the combination with Webhelp. Of our total cash and cash equivalents, excluding the Senior Notes proceeds, 99% and 97% were held by our non-U.S. legal entities as of August 31, 2023 and November 30, 2022, respectively. The cash and cash equivalents held by our non-U.S. legal entities are no longer subject to U.S. federal tax on repatriation into the United States; repatriation of some non-U.S. balances is restricted by local laws. Historically, we have fully utilized and reinvested all non-U.S. cash to fund our international operations and expansions; however, we have recorded deferred tax liabilities related to non-U.S. withholding taxes on the earnings of certain previously acquired non-U.S. entities that are likely to be repatriated in the future. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of the state and withholding taxes depending upon the planned timing and manner of such repatriation.

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
We serve many of our U.S.-based, European and British clients from our CX delivery centers located around the world. As a result, a substantial portion of the costs to deliver these services are denominated in the local currency of the country where the services are performed. This creates foreign exchange exposure for us. As of August 31, 2023, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in certain foreign currencies by entering into hedging contracts with institutions to acquire a total of PHP 40,940.0 million at a fixed price of $728.1 million at various dates through August 2025; and INR 23,030.0 million at a fixed price of $274.0 million at various dates through August 2025. The fair value of these derivative instruments as of August 31, 2023 is presented in Note 7 of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The potential loss in fair value at August 31, 2023 for such contracts resulting from a hypothetical 10% adverse change in the underlying foreign currency exchange rates is approximately $99.5 million. This loss would be substantially mitigated by corresponding gains on the underlying foreign currency exposures.
Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into hedging contracts that are not denominated as hedges. The purpose of these derivative instruments is to mitigate the risk of foreign currency exposure related to receivables, payables and intercompany transactions that are denominated in currencies that are different from the functional currencies of our respective legal entities that are party to the transactions. As of August 31, 2023, the fair value of these derivatives not designated as hedges was a net payable of $11.6 million.
Interest Rate Risk
At August 31, 2023, all of our outstanding debt under our Restated Credit Facility and our Securitization Facility is variable rate debt, which exposes the Company to changes in interest rates. Holding other variables constant, including the total amount of outstanding indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated increase in interest expense of approximately $18.5 million per year.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during our third fiscal quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe that these proceedings will have a material adverse effect on the results of our operations, our financial position or the cash flows of our business. During the three months ended August 31, 2023, there were no new material legal proceedings and no material developments in any legal proceedings reported in our Annual Report on Form 10-K for the fiscal year ended November 30, 2022.

ITEM 1A. RISK FACTORS

You should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations and financial condition set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2022 and Part II, Item 1A of our Form 10-Q for the six months ended May 31, 2023. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2022 and our Form 10-Q for the six months ended May 31, 2023.

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
The following table summarizes the Company’s purchases of common stock under the share repurchase program during the fiscal quarter ended August 31, 2023:

Period	Total number of shares purchased (1), (2)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar amount that may yet be purchased under the program (in thousands)
June 1, 2023 - June 30, 2023	81	$132.94	—	$339,143
July 1, 2023 - July 31, 2023	291,883	$82.71	284,253	$315,143
August 1, 2023 - August 31, 2023	36,640	$84.21	35,852	$312,144
Total	328,604	$84.29	320,105
(1) Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations.
(2) Includes shares repurchased as part of the Company’s share repurchase program initiated in September of 2021.

ITEM 5. OTHER INFORMATION
During the three months ended August 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

2.1
Agreement and Plan of Merger dated as of November 19, 2021 by and among Concentrix Corporation, CNXC Merger Sub, Inc., ProKarma Holdings Inc. and Carlyle Partners VI Holdings, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 24, 2021).*

2.2
First Amendment to Agreement and Plan of Merger, dated as of December 20, 2021, by and among Concentrix Corporation, CNXC Merger Sub, Inc., ProKarma Holdings Inc. and Carlyle Partners VI Holdings, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 23, 2021).*

2.3
Share Purchase and Contribution Agreement, dated June 12, 2023, by and among Concentrix Corporation, OSYRIS S.à r.l., Marnix Lux SA, the other beneficiaries party thereto, and Sandrine Asseraf as the PoA Seller Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2023). *

2.4
First Amendment to Share Purchase and Contribution Agreement, dated July 14, 2023, by and among Concentrix Corporation, OSYRIS S.à r.l., Marnix Lux SA, Sandrine Asseraf as the PoA Seller Representative, Priscilla Maters, as the representative of the GBL Sellers and Frédéric Jousset, and Sapiens, as the representative of the Non-PoA Sellers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2023).*

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 2, 2020).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on January 28, 2022).

4.1
Indenture, dated as of August 2, 2023, by and between Concentrix Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

4.2
First Supplemental Indenture, dated as of August 2, 2023, by and between Concentrix Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

4.3
Second Supplemental Indenture, dated as of August 2, 2023, by and between Concentrix Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

4.4
Third Supplemental Indenture, dated as of August 2, 2023, by and between Concentrix Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

10.1
Sellers’ Note, dated September 25, 2023, by and among Concentrix Corporation and certain holders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 25, 2023).

10.2
Form of Stock Restriction Agreement by and between Concentrix Corporation and the shareholders of Marnix Lux SA party thereto (incorporated by reference to Exhibit E to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2023).

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

Date: October 6, 2023	CONCENTRIX CORPORATION

	By:	/s/ Christopher Caldwell
Christopher Caldwell
President and Chief Executive Officer

	By:	/s/ Andre Valentine
Andre Valentine
Chief Financial Officer