Form 10-K
period 2023-11-30
Concentrix Corp
filed 2024-01-29
CIK 1803599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2023
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
Large accelerated filer    ☒    Accelerated filer     ☐        Non-accelerated filer    ☐        Smaller reporting company    ☐    Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
The aggregate market value of the company’s common stock held by non-affiliates of the registrant was $4,534,950,512, computed by reference to the closing sale price of the common stock on the Nasdaq Stock Market LLC on May 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter.
As of January 17, 2024, there were 66,331,695 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference portions of the Registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Note Regarding Forward-Looking Statements
Unless otherwise indicated or except where the context otherwise requires, the terms “Concentrix,” “we,” “us” and “our” and other similar terms in this Annual Report on Form 10-K refer to Concentrix Corporation and its subsidiaries.
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our expected future financial condition, results of operations, effective tax rate, cash flows, leverage, liquidity, business strategy, competitive position, demand for our services and seasonality of our business, international operations, acquisition opportunities and the anticipated impact of acquisitions, capital allocation and dividends, growth opportunities, spending, capital expenditures and investments, competition and market forecasts, industry trends, our human capital resources and sustainability initiatives, and statements that include words such as believe, expect, may, will, provide, could and should and other similar expressions. These forward-looking statements are inherently uncertain and involve substantial risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Risks and uncertainties include, among other things: risks related to our combination with Webhelp, including the ability to retain key employees and successfully integrate the Webhelp business; our ability to realize estimated cost savings, synergies or other anticipated benefits of our combination with Webhelp, or that such benefits may take longer to realize than expected; diversion of management’s attention; the potential impact of the consummation of our combination with Webhelp on relationships with clients and other third parties; risks related to general economic conditions, including consumer demand, interest rates, inflation, supply chains and the effects of the conflicts in Ukraine and Gaza; cyberattacks on our or our clients’ networks and information technology systems; uncertainty around, and disruption from, new and emerging technologies, including the adoption and utilization of generative artificial intelligence; the failure of our staff and contractors to adhere to our and our clients’ controls and processes; the inability to protect personal and proprietary information; the effects of communicable diseases or other public health crises, natural disasters, and adverse weather conditions; geopolitical, economic and climate- or weather-related risks in regions with a significant concentration of our operations; the inability to execute on our digital customer experience strategy; competitive conditions in our industry and consolidation of our competitors; variability in demand by our clients or the early termination of our client contracts; the level of business activity of our clients and the market acceptance and performance of their products and services; the demand for customer experience solutions and technology; damage to our reputation through the actions or inactions of third parties; changes in law, regulations or regulatory guidance; the operability of our communication services and information technology systems and networks; the loss of key personnel or the inability to attract and retain staff with the skills and expertise needed for our business; increases in the cost of labor; the inability to successfully identify, complete and integrate strategic acquisitions or investments; higher than expected tax liabilities; currency exchange rate fluctuations; investigative or legal actions; and other risks that are described under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. We do not intend to update forward-looking statements, which speak only as of the date hereof, unless otherwise required by law.

Concentrix, Webhelp, Concentrix + Webhelp, the Concentrix logo, the Webhelp logo, and all other Concentrix company, product and services names and slogans are trademarks or registered trademarks of Concentrix Corporation and its subsidiaries. Concentrix, Webhelp, the Concentrix logo and the Webhelp logo Reg. U.S. Pat. & Tm. Off. and applicable non-U.S. jurisdictions. Other names and marks are the property of their respective owners.

Part I
ITEM 1. BUSINESS
We are a leading global provider of Customer Experience (“CX”) solutions and technology that help iconic and disruptive brands drive deep understanding, full lifecycle engagement, and differentiated experiences for their end-

customers around the world. We provide end-to-end capabilities, including CX process optimization, technology innovation, front- and back-office automation, analytics and business transformation services to clients in five primary industry verticals. Our differentiated portfolio of solutions supports Fortune Global 500 as well as high-growth companies across the globe in their efforts to deliver an optimized, consistent brand experience across all channels of communication, such as voice, chat, email, social media, asynchronous messaging, and custom applications. We strive to deliver exceptional services globally supported by our deep industry knowledge, technology and security practices, talented people, and digital and analytics expertise.
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
We have strong relationships with companies across the globe and are a partner of choice for industry leaders. We believe in supporting our clients over the long term to build enduring relationships. Our average client tenure for our top 30 clients is more than 15 years. As of November 30, 2023, we served over 155 Fortune Global 500 clients as well as more than 320 new economy clients. We primarily support clients in verticals with certain characteristics, such as high growth, high transaction volume, high levels of compliance and security, and steep barriers to entry. Our strategic verticals include technology and consumer electronics, retail, travel and ecommerce, banking, financial services and insurance, healthcare, communications and media, and other. Our clients include:
•7 of the top 10 consumer electronics companies
•4 of the top 5 tech companies
•7 of the top 10 fintech companies
•5 of the top 10 U.S. banks
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
We combine global consistency with local expertise, enhancing the end user experience for our clients’ customers through services rendered by a team of approximately 440,000 employees and staff, which we refer to as game-changers, across approximately 500 locations in more than 70 countries and six continents, where we conduct business in over 150 languages.
In September 2023, we completed our acquisition (the “Webhelp Combination”) of all of the issued and outstanding capital stock of Marnix Lux SA, a public limited liability company (société anonyme) incorporated under the laws of the Grand Duchy of Luxembourg (“Webhelp Parent”) and the parent company of the Webhelp business (“Webhelp”), from the holders thereof (the “Sellers”). Webhelp is a leading provider of CX solutions, including sales, marketing, and payment services, with significant operations and client relationships in Europe, Latin America, and Africa. The Webhelp Combination strengthens our position as a global CX leader, with an expanded breadth of artificial intelligence (“AI”) solutions, digital capabilities, and high-value services. We believe it also strengthens our end-to-end CX value proposition, with one of the most robust, well-balanced global footprints in the industry.
In July 2022, we completed our acquisition of ServiceSource International, Inc. (“ServiceSource”), a global outsourced go-to-market services provider, delivering business-to-business (“B2B”) digital sales and customer success solutions, which complemented our existing offerings in this area.

In December 2021, we completed our acquisition of PK, a leading CX design engineering company with more than 5,000 staff in four countries, which creates pioneering experiences that accelerate digital outcomes for their clients’ customers, partners and staff. The acquisition of PK expanded our scale in the digital IT services market and supported our growth strategy of investing in digital transformation to deliver exceptional customer experiences. The addition of the PK staff and technology to our team further strengthened our capabilities in CX design and development, AI, intelligent automation, and customer loyalty.
We trace our roots back to 2004 when SYNNEX Corporation, now known as TD SYNNEX Corporation (“TD SYNNEX”), acquired BSA Sales, Inc., a company with 20 employees focused on helping clients through outsourced sales and marketing services. In 2006, TD SYNNEX combined New York-based Concentrix with BSA Sales under the Concentrix name, with the goal of bringing technology and innovation into businesses to help clients reimagine and design the next generation of experiences. Concentrix Corporation was incorporated in Delaware in December 2009. In December 2020, Concentrix and our technology-infused CX solutions business were separated from TD SYNNEX through a tax-free distribution of all of the issued and outstanding shares of our common stock to TD SYNNEX stockholders (such separation and distribution, the “spin-off”). As a result of the spin-off, we became an independent public company and our common stock commenced trading on the Nasdaq Stock Market (“Nasdaq”) under the symbol “CNXC” on December 1, 2020.
Our Market Opportunity
In order to maintain relevancy, our clients must transform their systems in response to increased competition and consumer demands. To meet the evolving needs of their customers, our clients are looking to large CX solutions and technology providers, such as Concentrix, to automate their systems and provide professional support to address complexities beyond the scope of automation. We are a leader in next-generation CX technology driven by a focus on innovation, which we believe will increase our total addressable market as we enter and grow across new and existing markets.
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
Industry Trends
•Growing Importance of Customer Experience. We believe customer experience has become a strategic imperative for all enterprises today. Data, analytics, and digital solutions have reshaped the ways enterprises interact with their customers. As a result, enterprises are modernizing how they manage the customer experience across all channels of communication. The market is evolving from customer relationship management solutions that act as a cost cutting measure toward end-to-end CX management solutions that create value throughout the entire customer lifecycle at an appropriate cost.
•Technological Innovation. Emerging technology is driving change within our industry and shaping the demands of our clients. Advancements in areas such as digital services, generative AI (“GenAI”), and machine learning (“ML”) are further disrupting our markets and our clients’ markets while opening new avenues for growth and opportunities for us to better serve our clients. These technologies provide clients the opportunity to interact more effectively with their customers and improve the customer experience by automating processes, optimizing customer journeys to reach faster solutions, enabling personalized engagement across multiple platforms, and focusing human engagement on the most complex interactions.
•Empowered Consumers and Users. Modern consumers are discerning and have come to expect a high level of care and responsiveness from their service providers. Old paradigms have shifted as increasingly competitive markets and easily accessible crowd-sourced information have empowered consumers to unprecedented levels. As consumers demand more and have an increasing number of alternatives, companies must differentiate on how they manage their customer relationships. This shift is driving the market toward consumer-centric solutions that reduce customer churn and promote brand loyalty.
•Evolving Role of People. The skill set required of advisors in the CRM and BPO industry is shifting as enterprises continue to place increased importance on CX. Increasing complexity in the voice channel is driving a trend of longer customer engagements requiring CRM and BPO support professionals to have a more robust skill set. The increasing importance of skilled labor in our industry is offset by the transition of low complexity support to online support (self-service), driven by heavy automation and digitization. Despite growth in digital channels, phone conversations currently remain the preferred option for customer services interactions. We believe the human element will continue to be important in our industry, as focus shifts from routine service to “last-mile” support requiring human-touch to deliver a stronger customer experience. In our view, attracting and retaining skilled talent that can adapt to the evolving focus of customer engagements will require a diverse and inclusive workplace that supports staff wellness.
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

Our CX Solutions and Technology
Through our strategy, talent and technology, we offer solutions that help our clients enhance the experience for their customers and improve business performance. Our CX solutions encompass our core service offering of Customer Lifecycle Management, as well as complementary areas, including CX/UX Strategy and Design, Digital Transformation, and VOC and Analytics. Through our integrated CX solutions offering, our clients engage us to acquire, support and renew customers, leverage customer feedback and insights to constantly improve business performance, and identify and implement customer-facing and back-office process improvements. We help our clients by creating tools that their customers and employees love to use, enable better customer interactions through real-time sentiment analysis, and integrate multiple customer interactions and touchpoints into one-stop smart mobile applications. We provide these solutions and other complementary services in more than 150 languages, across six continents, from approximately 500 locations in the Americas, Asia-Pacific and Europe, the Middle East and Africa (“EMEA”).
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
In addition to our Customer Lifecycle Management services, we also provide complementary services that are provided to clients as integrated solutions with our core service offering, including:
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
•Digital Transformation. We seek to offer cutting edge solutions to reshape how brands better engage with their customers. Our innovative solutions and services are focused on creating disruption to help our clients stay relevant and achieve better business outcomes. Our Digital Transformation solutions include services such as Robotic Process Automation (“RPA”) and cognitive automation that automate processes to improve efficiency and accuracy, mobile app development to solve business challenges through new channels of customer engagement, work-at-home platforms that capitalize on a changing and flexible workforce, Interactive Voice Response (“IVR”) and natural language understanding solutions that improve outcomes and customer experience with automated responses to verbal interactions, messaging and social platforms that allow clients to engage with customers across myriad platforms, and system integration services. Through our acquisition of PK and the Webhelp Combination, we have added breadth and scale to our digital transformation services, further strengthening our capabilities in CX design and development, AI, intelligent automation, and customer loyalty.
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

Our Competitive Strengths
We believe the following strengths differentiate us from our competitors and provide us with a competitive advantage:
•Market Leader with a Differentiated Brand and Value Proposition: We strive to have a compelling brand and reputation as a leading provider of solutions and technology that shape the customer experience. We have a differentiated combination of global scale, local reach, technological expertise, end-to-end solution capabilities and full lifecycle services. We are widely recognized as a leading provider of CX solutions and technology, garnering industry attention via 131 industry awards in fiscal year 2023. Third-party researchers have also taken note of our leading global practice with Everest Group Research distinguishing us as a leader for the 8th consecutive year in 2023 for our innovative CX practices, risk mitigation strategies, and agent engagement policies.
•Strong Relationships with a Growing and Diversified Client Base: We provide CX solutions for more than 2,000 clients worldwide. Leading global companies, including more than 155 Fortune Global 500 brands and more than 320 new economy clients, rely upon our solutions and technology. We serve a wide variety of clients, extending across numerous verticals. Our end-to-end capabilities and global scale have enabled us to build long-lasting relationships with our largest clients spanning more than 15 years on average. Our commitment to our clients is our primary focus and has generated numerous accolades to date, including 53 client awards in fiscal year 2023.
•Extensive Global Presence: We operate globally in over 70 countries across six continents with the ability to conduct business in more than 150 different languages. We believe we are well-positioned to serve the largest global brands in nearly every market in which they operate. Our global footprint includes a strong presence in emerging markets such as India, Brazil, Turkey, Egypt, China, South Africa, Vietnam, Indonesia and Thailand, which provides an opportunity to grow with our clients in these regions. Our ability to create value for our clients across a global delivery platform has enabled us to be a partner of choice.
•Continued Investment in Research and Development: We believe that our investment in technology differentiates us from our competitors. We have provided technology-infused CX solutions for longer than a decade. We have been at the forefront of developing CX solutions and technology that improve the customer experience and will continue to strive for this in the future. Our December 2021 acquisition of PK, a leading CX design engineering company, and our September 2023 combination with Webhelp, which expanded our breadth of AI solutions, digital capabilities, and high-value services, demonstrate our commitment to being a leader in CX technology and digital transformation.
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
•Demonstrated History of Strategic Acquisitions: We have acquired and integrated more than 15 companies since our inception. We have a demonstrated ability to complete scale acquisitions, as well as revive underutilized assets and maximize their value, which we believe allows us to explore a broader scope of opportunities than our peers. In fiscal year 2023, we completed our combination with Webhelp, which significantly expanded our geographic footprint in Europe, Latin America and Africa, and expanded the breadth and global reach of our higher-value services and digital capabilities. In fiscal year 2022, we acquired PK, which expanded our scale in the digital IT services market and supported our growth strategy of investing in digital transformation to deliver exceptional customer experiences, and ServiceSource, which complemented our B2B digital sales and customer success solutions.
•Corporate Culture Committed to Our Clients’ Success: Our unified team allows us to deliver consistent and exceptional results. As of November 30, 2023, our team consisted of approximately 440,000 game-changers globally. We enjoy high staff engagement because of a strong company culture that champions our people and is committed to creating game-changing brand experiences for our clients and their customers. We promote integrity and collaboration, strive for diversity and inclusion in the workplace, and emphasize the wellness and mental health of our game-changers. We believe this supportive environment reinforces the commitment of our team, empowers our game-changers to make an impact on our global community, and drives better customer experiences and improved outcomes for our clients.
•Experienced Management Team: Our passionate and committed management team is led by industry experts with a deep understanding of our clients’ needs. We have a highly talented management team with significant experience in the CX industry, with our senior leadership team having an average of more than 30 years of experience. Through our acquisitions we have benefited from the addition of management talent, who have contributed valuable new perspectives and insights. Under our tenured management team, we have grown our revenue from $1.1 billion in fiscal year 2014 to $7.1 billion in fiscal year 2023, while delivering strong profitability.

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
•Relentlessly Innovate and Develop New Digital Services and Solutions: We have developed innovative solutions for our clients, and we are focused on investing in technology. Investment in CX solutions technologies and digital transformation can enable more effective engagement with customers and improve the customer experience through increased automation, optimize customer journeys to reach faster solutions, enable personalized engagement across multiple platforms, and focus human engagement on the most complex interactions. For these reasons, we believe investments in disruptive technologies, applications, and services, including generative AI, will continue to be instrumental in driving better value for our clients and result in increased profitability.
•Further Expand into Adjacent Markets: Our marketplace continues to expand beyond CRM and BPO. We see significant opportunity for growth across adjacent markets, and we strengthened our presence in the digital IT services market by acquiring PK and combining with Webhelp. We intend to continue to provide our clients with an integrated offering of solutions that include digital services, AI technology, VOC solutions, analytics and consulting, vertical BPO services and back office BPO services. To further capitalize on new market adjacencies, we have made significant investments across emerging technologies such as RPA, AI, ML, VOC, IVR, and Internet of Things (“IoT”), which we believe will enhance our clients’ ability to offer personalized, effective engagement in all customer interactions to increase customer satisfaction and promote brand loyalty. As our industry evolves, we will continue to invest in these new and fast growing markets to further sustain long-term growth.
•Selectively Pursue Strategic Acquisitions: We have made targeted acquisitions to increase our technology expertise, enter new verticals and geographies, and increase our scale, including the IBM Customer Care Business, Convergys Corporation, PK, ServiceSource and Webhelp. Our market remains highly fragmented and we believe that our acquisition strategy enhances and augments our growth avenues. We intend to continue to evaluate and pursue complementary, value enhancing acquisitions.
•Invest in Emerging Markets: We have invested in delivery operations in emerging, high-growth markets such as India, Brazil, Turkey, Egypt, China, South Africa, Vietnam, Indonesia and Thailand. We expect to continue to invest in similar markets to be well-positioned to serve global brands and enable us to grow with our clients in the regions and countries where they are growing.
Our Clients
In fiscal year 2023, we served more than 2,000 clients across various verticals and geographies. Our strategic verticals include: technology and consumer electronics; retail, travel and e-commerce; banking, financial services and insurance; healthcare; communications and media; and other. We focus on developing long-term, strategic relationships with clients in verticals with certain characteristics, such as high growth, high transaction volume, high levels of compliance and security, and steep barriers to entry.
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
Our Operations
We have global delivery capabilities that allow us to scale our operations with people and other resources from around the world, including language fluency, proximity to clients and time-zone advantages. A critical component of this capability is our approximately 500 locations in more than 70 countries across six continents, including the Americas, Asia-Pacific and EMEA. Our service delivery centers improve the efficiency of our engagement teams through the reuse of processes, solution designs and infrastructure by leveraging the experience of delivery center professionals. Services are provided from these global locations to customers worldwide in multiple languages. These services are supported by proprietary and third-party technologies to enable efficient and secure customer contact through various channels including voice, chat, web, email, social media and other digital platforms, including automated bots, RPA, AI and GenAI.

Our delivery and data centers are subject to annual certifications and attestation audits that include Payment Card Industry Data Security Standard (PCI DSS) version 4.0, ISO 27001:2022 and SOC2 Type II. Our risk-based independent assurance requirements, as well as client requirements, help define the scope of these certification and attestation audits. Twenty-eight of our delivery centers around the world are certified to the COPC (Customer Operation Performance Center) Outsource Service Provider standard. For our healthcare clients, we have achieved HITRUST Common Security Framework (CSF) 9.5 certification. We also maintain a Level 3 CMMI version 1.3 certification for services and development for our major technology development centers globally. For IT service management (ITIL standard), we have more than 100 delivery centers that are ISO/IEC 20000-1:2018 certified.
We operate a globally distributed data processing environment that can seamlessly connect and integrate our service delivery centers with our data centers and points of presence with multiple resilient circuits. Our technologically advanced and secured data centers provide availability 24 hours a day, 365 days a year, with redundant equipment, power and communication feeds and emergency power back-up, and are designed to withstand most natural disasters. We maintain a 24x7 security monitoring and alert function to guard against and respond to the threat of malicious actors.
We also have the capability to provide services for our clients through our utilization of remote staff. Our SecureCXTM platform supports secure remote work environments through digital tools and technology that authenticate the remote advisor, restrict unauthorized personnel and devices, and deliver real-time alerting of attempts to circumvent control. As of November 30, 2023, more than 30% of our global team was remote.
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
International Operations
In fiscal year 2023, approximately 82% of our revenue was generated by our non-U.S. operations. A key element in our business strategy has been to locate our service delivery centers in markets that are strategic to our client requirements and cost beneficial. We have operations in more than 70 countries across six continents, with a significant presence in the Philippines and India.
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
Information Technology
We invest in IT systems, infrastructure, automation and security to enhance workforce management and enhance productivity. Our CX delivery centers employ a broad range of technology, including advanced network and computing platforms, digital switching, intelligent call routing and tracking, proprietary workforce management systems, case management tools, computer telephony integration, interactive voice response and advanced speech recognition, with multiple layers of embedded security. Our innovative use of technology, including automation and AI, enables us to improve our voice, chat, web and e-mail handling and personnel scheduling, thereby increasing our efficiency and enhancing the quality of the services we deliver to our clients and their customers. We are able to dynamically scale to respond to changes in our clients’ business volumes. Additionally, we use technology to analyze information and trends from our clients’ customer interactions to support quality of service and improve the customer journey and experience.
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
Competition
Our major competitors include core CX solutions competitors, including Foundever Group, TaskUs Inc., TDCX Inc., Teleperformance S.A., TELUS International, and TTEC Holdings, Inc., other CX solutions competitors that primarily provide complementary services such as consulting and design, IT services, business process services, VOC and analytics, including Accenture plc, Capgemini SE, Cognizant Technology Solutions Corporation, ExlService Holdings, Inc., Genpact Limited, Medallia, Inc., Qualtrics, LLC, and WNS (Holdings) Limited, and digital IT services competitors, including Endava UK Ltd., EPAM Systems, Inc., Globant S.A. and Thoughtworks Holding, Inc.
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
As of November 30, 2023, we had approximately 440,000 full-time game-changers, of which approximately 90,000 were based in the Americas, approximately 230,000 were based in Asia-Pacific, and approximately 120,000 were based in EMEA. Except for a small portion of our team in certain countries, generally required by local regulations or brought in through acquisitions, our staff are not represented by a labor union, nor are they covered by a collective bargaining agreement.
Diversity, Equity and Inclusion
A diverse team, including across backgrounds, genders and gender identities, ethnicities, sexual orientations and lived experiences, is critical to our success and contributes to a work environment that promotes innovation in our pursuit of game-changing experiences for our clients. We strive to create an inclusive workplace where people can bring their authentic selves to work. Our game-changers are encouraged to leverage their personal strengths and experiences to continually innovate and contribute to the development of new ideas and process improvements that drive better customer experiences and improved outcomes for our clients. Our commitment to these principles is set out in our Human Rights Policy, our Diversity, Equity and Inclusion Policy, and our Code of Ethical Business Conduct, which require all of our game-changers to adhere to our dedication to an inclusive work environment that fosters respect for all of our team members.
Our commitment to diversity and inclusion starts with our highly skilled and diverse board of directors and senior leadership team. Half of the members of our board of directors and more than 40% of our senior leadership team are women, and 20% of our board members are ethnic minorities. We offer virtual learning opportunities on diversity, equity and inclusion topics that were attended by more than 65% of our managers in fiscal year 2023. Our team also supports LGBTQ+, persons with disabilities, women, and black professionals staff resource groups to promote a diverse and inclusive workplace. In each of the past four years, our Chief Executive Officer, Chris Caldwell, was named one of the best CEOs for Women and one of the best CEOs for Diversity by Comparably, a workplace culture and compensation website.
Pay Equity and Total Rewards
People should be paid for what they do and how they do it, regardless of their gender, race, or other characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider factors such as a game-changer’s role and experience, the location of their job, and their performance. We also review our compensation practices, both in terms of our overall workforce and individual game-changers, to ensure our pay is fair and equitable. We have reviewed the compensation of our game-changers to ensure consistent pay practices by conducting a gender pay equity analysis comparing staff in the same role within a country or location.
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
Game-Changer Engagement
We pride ourselves on championing our people. Our company culture emphasizes the satisfaction and well-being of our game-changers and a diverse, engaged team. We regularly solicit the opinion and views of our game-changers through a staff satisfaction survey, the results of which inform key initiatives to support engagement and foster retention. The global participation rate for our most recent staff satisfaction survey in 2023 was approximately 88%, and our overall positive engagement rating (game-changers that gave a satisfaction score of 4 or 5) was approximately 84%. In 2022, we were named as one of the 25 World’s Best WorkplacesTM by Great Place to Work and Fortune magazine, ranking twenty-second.
Training and Development
Human capital development underpins our efforts to execute our strategy and continue to deliver exceptional services globally. We invest in staff career growth and provide game-changers with a wide range of development opportunities, including face-to-face, virtual, social and self-directed learning, mentoring, coaching, and external development. Front-line staff receive continual feedback and reinforcement from supervisors who provide coaching, often in real time, so that staff can more readily apply their training to assist our clients and their customers. In addition, our game-changers have access to more than 32,000 online courses and 1,000 learning paths through Concentrix University, our virtual learning platform, to develop skills specific to their current roles and promote ongoing career growth.
Health, Safety and Wellness
The physical health, financial stability, life balance and mental health of our team is vital to our success. We sponsor a wellness program designed to enhance physical, financial, and mental well-being for all of our game-changers. Throughout the year, we encourage healthy behaviors through regular communications, educational sessions, voluntary progress tracking, wellness challenges, and other incentives. We take an integrated approach to helping our staff manage their work and personal responsibilities, with a strong focus on mental health. During the COVID-19 pandemic, we supported access to COVID-19 vaccines for our game-changers around the world, including providing our staff in the Philippines and India with free COVID-19 vaccines and providing voluntary vaccination programs in the Philippines that were made available to staff family members.

Sustainability
We have a responsibility to improve the lives of our people and the health of our planet. Since we became a public company, we have maintained an Environmental, Social and Governance (“ESG”) program with direction and oversight from our board of directors. Our ESG program seeks to use our global reach and the strength of our team of approximately 440,000 game-changers to further three priorities:
•Care for the environment to leave it better than we found it;
•Create a better place for people to work and live in the communities where we operate; and
•Act with integrity and do the right thing.
We publish an annual Sustainability Report that outlines our long-term ESG goals and how these commitments align with the Sustainable Development Goals established by the United Nations, and updates stakeholders on our progress toward these goals.
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

ITEM 1A. RISK FACTORS
This section discusses the most significant factors that could affect our business, results of operations and financial condition. You should carefully consider the following risks and the other information contained in this Annual Report on Form 10-K in evaluating our company and our common stock. If any of the risks discussed below occur, our business, financial condition, results of operations, or liquidity could be materially adversely affected and, as a result, the trading price of our common stock could decline. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also harm our business, results of operations, or financial condition.
We have grouped these risk factors into four categories:
•risks related to our business and the industry in which we operate;
•risks related to the Webhelp Combination;
•risks related to our capital structure; and
•risks related to ownership of our common stock.
Risks Related to Our Business and Industry
Historically, our revenue and operating results have fluctuated and we anticipate that in the future they will continue to fluctuate, which could adversely affect the enterprise value of our Company and the trading value of our common stock.
Our operating results have fluctuated and will fluctuate in the future as a result of many factors, including:
•global macroeconomic conditions, including: economic slowdowns or recessions, consumer demand, interest rate and currency rate fluctuations, inflation and supply chain disruptions; public health crises, political or social unrest, and military conflicts, including the conflicts in Ukraine and Gaza, and their impact on the global economy; international trade negotiations, such as between the United States and China and between China and India; U.S. federal government budget disruptions; and market volatility, including as a result of political leadership in certain countries;
•the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve and the market acceptance and performance of their products and services;
•the demand for the CX solutions and technology we provide, as well as other competitive conditions in our industry; and
•the impact of the business acquisitions and dispositions we make, including our combination with Webhelp, as well as consolidation of our competitors or clients.
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
Our business is heavily dependent upon information technology networks and systems. Internal or external attacks on our networks and systems or those of our clients or vendors, including through phishing, password attacks, and ransomware, and other malware, could significantly disrupt our operations and impede our ability to provide critical solutions and services to our clients and their customers, subjecting us to liability under our contracts and damaging our reputation. Cybercriminals, including those supported by nation states, political activists, and organized crime, are well organized and increasingly sophisticated, and we expect they will continue to seek out and attempt to exploit vulnerabilities in our and our clients’ networks and systems.
We represent our clients in certain critical operations of their business processes such as sales, marketing, and customer support and manage large volumes of customer information and confidential data. As a result, our business involves the use, storage, and transmission of information about not only our staff, but also our clients and the customers of our clients. While we take measures to protect the security of, and prevent unauthorized access to, our networks and systems and personal and proprietary information, the security controls for our networks and systems, as well as other security practices we follow, may not prevent improper access to, or disclosure of, personally identifiable or proprietary information. If we fail to adhere to or successfully implement effective internal controls and other processes, technology, and training to protect our networks and systems and the information that we store, our clients experience disruptions in their systems or operations, or the confidentiality of data is compromised by a malicious actor, our client relationships may suffer, and we may face possible legal or regulatory action.
Any failure in protecting networks, systems or information could result in legal liability, monetary penalties, or impairment to our reputation in the marketplace, which could have a material adverse effect on our business, financial condition, and results of operations.
Uncertainty around, and disruption from, new and emerging technologies, including the adoption and utilization of GenAI, may result in risks and challenges that could impact our business.
We utilize new and emerging technologies, including GenAI, in our solutions and services. As with many innovations, GenAI presents risks and challenges that could significantly disrupt our business model. If we do not execute on GenAI effectively, this could result in loss of revenue and reduced margins.
Our success depends, in part, on our ability to continue to acquire, develop, and implement solutions that meet the evolving needs of our clients. The rapid evolution of GenAI will require us to expend resources to develop, test, and implement solutions that utilize GenAI effectively, which may lead us to incur significant expense to maintain a competitive advantage within the industry. We will also be required to attract, motivate, and retain top professionals with the skills necessary to execute our strategy relating to GenAI and other emerging technologies. If we do not employ new technologies, including GenAI, as quickly or efficiently as our competitors, or if our competitors develop more cost-effective or client-preferred technologies, it could have a material adverse effect on our ability to win and retain business from clients, which would adversely affect our business.
The regulatory landscape surrounding AI and GenAI technologies is also evolving, and the ways in which these technologies will be regulated by governmental authorities, self-regulatory institutions, or other regulatory authorities remains uncertain. Such regulations may result in significant operational costs or constrain our ability to develop, deploy, or maintain these technologies.
When our staff or contractors fail to adhere to the controls and processes we and our clients have established, we may be subject to financial liability or our client relationships or reputation may suffer.
We depend on our staff and contractors to deliver our services to our clients and adhere to the controls and processes we and our clients have established. Although we believe our controls are effective and we require all staff to be trained in their responsibilities under our Code of Ethical Business Conduct, with a team of approximately 440,000, we cannot prevent all misconduct. When any of our staff or contractors negligently disregards or intentionally breaches our or our client’s established controls or processes, whether acting alone or in collusion with other internal or external parties, we could be subject to monetary damages, fines, or criminal prosecution. Unauthorized disclosure of sensitive or confidential information of our clients or our clients’ customers or financial loss by our clients or our clients’ customers as a result of our staff’s negligence, fraud, misappropriation, or unauthorized access to or through our information systems or those we develop for clients could result in negative publicity, loss of clients, legal liability, and damage to our reputation, business, results of operations, and financial condition.
Our industry is subject to intense competition and dynamic changes in business model, which in turn could cause our operations to suffer.
The CX solutions industry is highly competitive, highly fragmented, and subject to rapid change. We believe that the principal competitive factors in this market are breadth and depth of process and domain expertise, service quality, ability to tailor specific solutions to the needs of clients and their customers, the ability to attract, train, and retain qualified staff, cybersecurity infrastructure, compliance rigor, global delivery capabilities, pricing, and marketing and sales capabilities. We compete for business with a variety of companies, including in-house operations of existing and potential clients. If our clients place more focus in this area or utilize new or emerging technologies to internalize these operations, the size of the available market for third-party service providers like us could reduce significantly. Similarly, if competitors offer their services at lower prices to gain market share or provide services that gain greater market acceptance than the services we offer or develop, the demand for our services may decrease. Specialized providers or new entrants can enter markets by developing new systems or services that could impact our business. The opportunity for new entrants in our industry may expand as digital engagement and offerings increase in importance. New competitors, new strategies by existing competitors or clients, and consolidation among clients or competitors could result in significant market share gain by our competitors, which could have an adverse effect on our revenue.
Some emerging technologies, such as AI, RPA, ML, VOC, IVR, and IoT, may cause an adverse shift in the way certain of our existing business operations are conducted, including by replacing human contacts with automated or self-service options, or by decreasing the size of the available market. We may be unsuccessful at anticipating or responding to new developments on a timely and cost-effective basis, and our use of technology may differ from accepted practices in the marketplace. Certain of our solutions may require lengthy and complex implementations that can be subject to changing client preferences and continuing changes in technology, which can increase costs or adversely affect our business.
Economic downturns, geopolitical tensions, communicable diseases or any other public health crises, and natural disasters could adversely affect our business, results of operations, and financial condition.
We could be negatively impacted by factors that are outside of our control, including economic downturns, geopolitical tensions, the widespread outbreak of communicable diseases or other public health crises, and natural disasters. General global economic downturns and macroeconomic trends, including heightened inflation, capital market volatility, interest rate and currency rate fluctuations, and an economic slowdown or recession, may result in unfavorable conditions that could negatively affect our clients’ businesses, and, as a result, impact demand for our products and services and our potential for growth. An economic slowdown or recession may also negatively impact the wellbeing of our game-changers and increase the risk of staff misconduct or fraud. Geopolitical tensions and acts of violence or war or other international conflicts may also negatively impact the global financial markets and could lead to or exacerbate an economic slowdown or recession. Even if we do not have operations in countries where such conflicts are taking place, the effect on supply chains, the demand for our clients’ products and services or other broader impacts of the conflict could result in a decline in our revenue, supply shortages or delays, particularly of technological equipment, and increased costs.
Outbreaks of communicable diseases, including variants of COVID-19, may negatively affect our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame. The extent of such future impact is unknown and would depend on many factors, including the duration, spread, and severity of the disease, the evolution of the disease and the effects of mutations in its genetic code, country and state restrictions regarding containment, the availability and effectiveness of vaccines and treatment options, accessibility to our delivery and operations locations, our continued utilization of remote work environments in response to future health and safety restrictions, our clients’ acceptance of remote work environments, and the effect on our clients’ businesses and the demand for their products and services, all of which are uncertain and cannot be predicted.

We also have substantial operations in countries, most notably the Philippines, India, Brazil, Turkey, Colombia, and Egypt, that have experienced severe natural events, such as typhoons, mudslides, droughts, wildfires, earthquakes, and floods, in the recent past. Any natural disaster or extreme weather event in a region where we have operations could severely disrupt the lives of our game-changers and lead to service interruptions, increase our operating costs, or reduce the quality level of services that we provide. Weather patterns may become more volatile, and extreme weather events may become more frequent or widespread as a result of the effects of climate change. Our disaster recovery plan and business interruption insurance may not provide sufficient recovery to compensate for losses that we may incur.
An extended disruption to the global economy or business operations caused by global macroeconomic trends, geopolitical tensions or war, communicable diseases or other public health crises, natural disasters, or a regional disruption in an area in which we have significant operations, could materially affect our business, our results of operations, our access to sources of liquidity, the carrying value of our goodwill and intangible assets, and our financial condition.
Our delivery center activities are located around the world, which may expose us to business risks and disrupt our operations.
Our operations are based on a global delivery model with client services provided from delivery centers in more than 70 countries, with a significant concentration of our workforce located in the Philippines, India, Brazil, Turkey, Colombia, Egypt, the United Kingdom, Morocco, and China. A significant geo-political event in any of the countries in which we operate could disrupt our operations and expose us to risk. Operating globally subjects us to risks in the countries in which we do business, which may include political and economic instability, armed conflicts, domestic or foreign terrorism, foreign currency volatility, the time and expense required to comply with different laws and regulations, challenges with hiring and retaining adequate staff, inflation, longer payment cycles or difficulties in collecting accounts receivable, and seasonal reductions in business activity.
Socio-economic situations that are specific to the Philippines, India, Brazil, Turkey, Colombia, Egypt, the United Kingdom, Morocco, and China can severely disrupt our operations and impact our ability to fulfill our contractual obligations to our clients. If these countries experience natural disasters, extreme weather events or political unrest, our staff’s ability to work may be disrupted, our IT and communication infrastructure may be at risk and the client processes that we manage may be adversely affected. We may also continue to expand our operations internationally to respond to competitive pressure and client and market requirements, which could increase these risks. If we are unable to manage the risks associated with our international operations and expanding such operations, our business could be adversely affected, and our revenue and earnings could decrease.
The inability to successfully execute on our digital CX strategy and deliver value for our clients could harm our client relationships and reputation, which in turn could adversely affect our revenue and our results of operations.
Our strategy focuses on being a leading global provider of CX solutions and technology. Our success depends, in part, on our ability to continue to acquire, develop, and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and offerings to serve the evolving needs of our clients and their customers. We continue to invest in technology and in our digital capabilities to pursue this strategy. If we are unable to successfully deliver to our clients the differentiated combination of digital CX solutions and services that we believe we offer, or our solutions do not achieve the desired outcomes, our client relationships and reputation may suffer, which could result in a loss of business with existing clients and hinder our ability to engage new clients. We may also incur significant expenses in an effort to keep pace with clients’ preferences for technology or to gain a competitive advantage through technological expertise or new technologies. If we cannot offer new technologies as quickly or efficiently as our competitors, or if our competitors develop more cost-effective or client-preferred technologies, it could have a material adverse effect on our ability to obtain and complete client engagements, which could adversely affect our business.

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
Our client contracts typically include provisions that, if triggered, could impact our profitability. For example, many of our contracts may be terminated with limited notice for any reason and, to the extent our clients terminate these contracts, we could experience unexpected fluctuations in our revenue and operating results from period to period. Additionally, some contracts have performance-related bonus or penalty provisions, whereby we receive a bonus if we satisfy certain performance levels or pay a penalty for failing to do so. Such performance-related conditions are based on metrics that measure customer satisfaction and the quality, quantity, and efficiency of our handling of the client’s customer interactions across multiple channels. Generally, performance-related bonus or penalty provisions account for less than 1% of our annual revenue in the aggregate. However, whether we receive a bonus or are required to pay a penalty varies with our performance and may cause fluctuations in our financial results. In addition, our clients may not guarantee a minimum volume; however, we hire staff based on anticipated volumes.
If we fail to anticipate volumes correctly, our operations and financial results may suffer. A reduction of volumes, loss of clients, payment of penalties, failure to receive performance-related bonuses, or inability to terminate any unprofitable contracts could have an adverse impact on our results of operations and financial condition.
We depend on a limited number of clients for a significant portion of our revenue, and the loss of business from one or more of these clients could adversely affect our results of operations.
Our five largest clients collectively represented approximately 22% of our revenue in fiscal year 2023. This client concentration increases the risk of quarterly fluctuations in our operating results, depending on the seasonal pattern of our top clients’ businesses. In addition, our top clients could make greater demands on us with regard to pricing and contractual terms in general.
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
We often carry significant accounts receivable balances from a limited number of clients that generate a large portion of our revenue. For example, approximately 22% of our accounts receivable billed balance as of November 30, 2023 was attributable to five clients. A client may become unable or unwilling to timely pay its balance due to a general economic slowdown, economic weakness in its industry, or the financial insolvency of its business. While we closely monitor our accounts receivable balances, a client’s financial inability or unwillingness, for any reason, to pay a large accounts receivable balance or many clients’ inability or unwillingness to pay accounts receivable balances that are large in the aggregate would adversely impact our income and cash flow.

Our operations, reputation, and results of operations may be damaged through the actions, inactions, or vulnerabilities of third parties.
We depend on a variety of third parties to enable us to deliver services to our clients, including communications services providers, information technology systems and network providers, electric and other utility providers, transportation providers, and recruiting firms. Although we believe we have a rigorous procurement process to evaluate our vendors and service providers, we depend on these third parties to maintain the confidentiality, availability, and integrity of the products and services they provide. These third parties can damage our reputation or cause financial loss through cybersecurity or data privacy breaches, inadequate information technology infrastructure, insufficient updates to software, non-conformance to servicing standards, or financial distress that disrupts business operations.
Moreover, with an increased reliance on remote staff, we depend on the communications and other service providers necessary for our staff to perform their work from our facilities and their homes. Power or communications failures could interrupt the operations of our facilities or the ability of our staff to work remotely. Natural disasters, severe weather events, or labor disputes that disrupt transportation services could limit the ability of our staff to reach our facilities or increase the cost of transportation services that we procure for our staff in certain countries. Any prolonged disruption in the operations of our facilities or the ability of our remote staff to deliver services to our clients and their customers, whether due to technical difficulties, power failures, or any other reason, could cause service interruptions or reduce the quality level of services that we provide and harm our operating results.
Our business is subject to many regulatory requirements, and changes in current regulations or their interpretation and enforcement, or the adoption of new regulations, could significantly increase our cost of doing business.
Our business is subject to many laws and regulatory requirements in the United States and the other countries and jurisdictions in which we operate, covering matters that include but are not limited to: data privacy; labor matters, including immigration and equal employment opportunity (“EEO”) compliance; the Foreign Corrupt Practices Act and other anti-corruption and anti-money laundering laws; taxation; securities and insider trading; healthcare, including HIPAA compliance; banking; outsourcing; consumer protection, including the method and timing of placing outbound telephone calls and the recording or monitoring of telephone calls; collections activities; insurance claims administration; gaming licensing; internal and disclosure control obligations; governmental affairs; and trade restrictions, sanctions and tariffs.
Many of these regulations, including those related to data privacy, climate-related disclosures, labor matters, and anti-corruption, change frequently and may conflict among the various jurisdictions and countries in which we provide services. The pace of regulatory change in these areas has accelerated in recent years. The GDPR in Europe, the SEC’s proposed climate disclosure rules and recently adopted cybersecurity disclosure rules, the Data Privacy Act in the Philippines, the California Consumer Privacy Act, the California Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act, and other similar laws have resulted, and will continue to result, in increased compliance costs, and the failure to comply with these laws can result in significant monetary penalties. For example, fines of up to 4% of an entity’s annual global revenue can be imposed for violations of the GDPR. We expect that the regulatory burden associated with compliance with privacy laws will continue to expand as more jurisdictions adopt privacy laws with different requirements.
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
In addition, changes in the policies or laws of the United States or other countries or jurisdictions resulting in, among other things, higher taxation, limitations on the ability of companies to utilize offshore outsourcing, currency conversion limitations, restrictions on fund transfers, or the expropriation of private enterprises, could reduce the anticipated benefits of our global operations. Any actions by countries in which we conduct business to reverse policies that encourage international trade or investment could also adversely affect our business.
We depend on a variety of communications services and information technology systems and networks, and any failure or increase in the cost of these systems and networks could adversely impact our business and operating results.
The services we provide to our clients depend on the persistent availability and uncompromised security of our communications, technology, and information technology systems. Our business uses a wide variety of technologies to allow us to manage large volumes of data and perform services with staff located around the globe. We deploy leading edge digital transformation capabilities such as AI-based automation bots, omnichannel services, and internally-developed and third-party software solutions to enhance customer and staff experience across various technology environments and platforms. We operate an extensive internal voice and data network that links our global sites together in a multi-hub model that enables the rerouting of voice and data across the network, and we rely on multiple public communication channels and telephone, internet, and data services provided by various third parties for connectivity to our clients. Maintenance of, and investment in, this technology is critical to keeping our team productive and the success of our service delivery model.
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
If we are unable to retain key personnel, hire, develop, and retain staff with the skills and expertise we need, or manage the costs and utilization rate of our staff, our profitability may be negatively impacted and our operations may be disrupted.
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
The success of our operations and the quality of our services are also highly dependent on our ability to attract and retain skilled personnel in all of our global delivery centers. We face competition in hiring, retaining, developing, and motivating talented and skilled leaders and staff with domain experience, and we have, at times, struggled to hire sufficient technical talent to meet the demand for our services. Our industry is also characterized by high staff attrition rates. Any increase in our staff turnover rate could increase recruiting and training costs, decrease operating effectiveness and productivity, and potentially impact our relationship with our key clients and other employees. Potential labor organizing and works council negotiations in certain of the countries in which we do business could also contribute to rising costs or otherwise disrupt our business.

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
We have pursued and intend to continue to pursue strategic acquisitions or investments and may encounter risks associated with these activities, which could harm our business and operating results.
We have historically pursued, and in the future expect to pursue, acquisitions of, or investments in, businesses, technologies, and assets in new or existing markets, either within or outside the CX solutions industry, that complement or expand our existing business. In September 2023, we completed our combination with Webhelp, a leading provider of CX solutions, for aggregate consideration of approximately $3.8 billion, consisting of cash, stock, and a note payable to sellers. In July 2022, we acquired ServiceSource, a global outsourced go-to-market services provider that delivers B2B digital sales and customer success solutions, for aggregate consideration of approximately $142 million. In December 2021, we acquired PK, a leading global CX design engineering company for aggregate consideration of approximately $1.6 billion to pursue our strategy of further investing in digital transformation capabilities.
Our acquisition strategy, including our combination with Webhelp, involves a number of risks, including:
•risk that we encounter difficulty in successfully integrating acquired operations, IT and other systems, clients, services, businesses, and staff with our operations on a timely and cost-effective basis;
•risk that the acquired businesses will fail to maintain the quality of services or results of operations that we have historically provided or that we expect from the acquired businesses;
•the announcement or consummation of a transaction may have an adverse impact on relationships with third parties, including existing and potential clients, or may negatively affect our brand identity;
•loss of key staff of the acquired operations or inability to attract, retain, and motivate staff necessary for our expanded operations;
•acquired businesses located in regions where we have not historically conducted business may subject us to new operational risks, laws, regulations, staff expectations, customs, and practices;
•risk that we encounter challenges in scaling critical resources and facilities for the business needs of the expanded enterprise;
•diversion of our capital and management attention away from operational matters and other business issues;
•increase in our expenses and working capital requirements;
•in the case of acquisitions that we may make outside of the United States, difficulty in operating internationally and over significant geographical distances;
•other financial risks, including unknown liabilities or inconsistent accounting practices of the businesses we acquire or the impairment of goodwill or intangible assets we record in connection with acquisitions; and
•our due diligence process may fail to identify significant issues with the acquired company’s service quality, financial disclosures, legal liabilities, accounting practices, or internal control deficiencies.

We may incur additional costs and certain redundant expenses in connection with our acquisitions and investments, which may have an adverse impact on our operating margins. Future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large asset write-offs, a decrease in future profitability, or future losses. For example, we have recorded substantial goodwill and amortizable intangible assets as a result of our acquisitions, and in the future we could be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or intangible assets was determined, negatively impacting our results of operations. The incurrence of debt in connection with any future acquisitions could restrict our ability to obtain working capital or other financing necessary to operate our business. Our recent and future acquisitions or investments, including our combination with Webhelp, may not be successful, and if we fail to realize the anticipated benefits of these acquisitions or investments, our business and operating results could be harmed.
We may have higher than anticipated tax liabilities, which could result in a material adverse effect on our business.
Due to the global nature of our operations, we are subject to the complex and varying tax laws and rules of many jurisdictions and have material tax-related contingent liabilities that are difficult to predict or quantify. In preparing our financial statements, we calculate our effective income tax rate based on current tax laws and regulations and our estimated taxable income within each jurisdiction. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:
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
In the United States, proposed tax law changes could subject us to higher than anticipated tax liabilities, including by increasing the statutory corporate tax rate, imposing a minimum tax on global income, reducing the deduction for global intangible low-taxed income (“GILTI”), eliminating the qualified business asset investment exemption, limiting the deductibility of interest expense, repealing the deduction for foreign-derived intangible income or imposing a surcharge on corporations that employ staff in non-U.S. countries to deliver services to the United States. Any one or more of these changes, if adopted, could have a material adverse effect on our effective tax rate and our results of operations. Outside of the United States, proposed tax law changes could subject us to a global minimum tax on profits, which could result in double taxation and increased tax audit risk due to uncertainty in application.
We report our results of operations based on our determination of the amount of taxes owed in various jurisdictions in which we operate. The determination of our worldwide provision for income taxes and other tax liabilities requires estimation, judgment and calculations where the ultimate tax determination may not be certain.
We are also subject to tax audits, including with respect to transfer pricing, in the United States and other jurisdictions, and our tax positions may be challenged by tax authorities. There can be no assurance that our current tax provisions will be settled for the amounts accrued, that additional tax exposures will not be identified in the future or that additional tax reserves will not be necessary for any such exposures. Any increase in the amount of taxation incurred as a result of challenges to our tax filing positions could result in a material adverse effect on our business, results of operations, and financial condition.

Changes in foreign currency exchange rates could adversely affect our business and operating results.
We operate in more than 70 countries, and volatility in the value of the currencies used in these countries increases the uncertainty in our revenue and profitability forecasts. While a majority of our contracts are priced in U.S. dollars, we recognize a substantial amount of revenue under contracts that are denominated in euros, British pounds, Australian dollars and Japanese yen, among other currencies. A significant increase in the value of the U.S. dollar relative to these currencies may have a material adverse impact on the value of our revenue when translated to U.S. dollars.
Our services are delivered from several delivery centers located around the world, with significant operations in the Philippines and India, as well as throughout EMEA and the Americas. Although our contracts with U.S.-based clients are typically priced in U.S. dollars, a substantial portion of our costs to deliver services under these contracts are denominated in the local currency of the country where services are performed. We also have certain client contracts that are priced in non-U.S. dollar currencies for which a substantial portion of the costs to deliver the services are in other currencies. As a result, our revenue may be earned in currencies that are different from the currencies in which we incur corresponding expenses. Fluctuations in the value of currencies, such as the Philippine peso, the Indian rupee, the euro, and the Canadian dollar, against the U.S. dollar or other currencies in which we bill our clients, and inflation in the local economies in which these delivery centers are located, could increase the operating and labor costs in these delivery centers, which can result in reduced profitability. A significant decrease in the value of the contractual currency, relative to the currencies where services are provided, could have a material adverse impact on our operating results that are not fully offset by gains realized under the hedging contracts we have in place in certain currencies to limit our potential foreign currency exposure.
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
We have developed proprietary IT systems, mobile applications, and cloud-based technology and acquired technologies that play an important role in our business. If any claim alleging infringement of intellectual property rights is successful against us and if indemnification is not available or sufficient, we may be required to pay substantial damages to third parties and indemnify our clients for losses arising out of the infringement. In order to continue delivering services to our clients, we may also need to seek and obtain a license of a third party’s intellectual property rights. We may be unable to obtain such a license on commercially reasonable terms, if at all, which could disrupt our business and adversely affect our results of operations.
In addition, in the ordinary course of business, we may make certain commitments, including representations, warranties, and indemnities relating to current and past operations and divested businesses, and issue guarantees of third-party obligations. The amounts of such commitments can only be estimated, and the actual amounts for which we are responsible may differ materially from our estimates. If we incur liability as a result of any current or future litigation, commitments or contingencies, and such liability exceeds any amounts accrued, our business, results of operations, and financial condition could be adversely affected.
Risks Related to the Webhelp Combination
We may fail to realize the anticipated benefits of the Webhelp Combination within the anticipated time frame, or at all, which could adversely affect the value of our common stock.

The success of the Webhelp Combination will depend, in part, on our ability to realize the anticipated benefits from combining the businesses of Concentrix and Webhelp. Our ability to realize these anticipated benefits is subject to certain risks including:
•whether the combined business performs as expected, including with respect to growth, profitability, cash flow, and synergies;
•our ability to successfully integrate the two organizations;
•our ability to identify and realize estimated cost savings and synergies from the combination;
•the need to dedicate a greater amount of cash flow from operations to make payments on our indebtedness incurred to finance the acquisition; and
•the assumption of known and unknown liabilities of Webhelp.
If we are not able to successfully combine the businesses of Concentrix and Webhelp within the anticipated time frame, or at all, the benefits of the Webhelp Combination may not be realized fully or may take longer to realize than expected, the combined business may not perform as expected, including with respect to growth, profitability, cash flow, and synergies, client relationships may be disrupted, our cash flows may not be sufficient to repay our outstanding indebtedness as it becomes due or within the anticipated time frame, and the value of our common stock may be adversely affected.
Prior to the completion of the Webhelp Combination, Concentrix and Webhelp operated independently and there can be no assurances that the two organizations can be integrated successfully. It is possible that the integration process could result in the loss of key Concentrix or Webhelp staff, the disruption of the combined business, higher than expected integration costs, and an overall integration process that takes longer than originally anticipated. Specifically, ongoing elements of the integration include, among other things:
•identifying and adopting the best practices to position the combined business for future growth;
•integrating the Company’s resources, including its people, technologies, systems, and services;
•harmonizing the Company’s operating practices, reporting structure, staff development and compensation programs, internal controls and other policies, procedures and processes, including compliance by the acquired operations with generally accepted accounting principles in the United States and the documentation and testing of internal control procedures under Section 404 of the Sarbanes-Oxley Act;
•rebranding operations and addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•consolidating the Company’s corporate, administrative, and information technology infrastructure; and
•identifying and eliminating redundant assets and expenses and consolidating locations that are currently in close proximity to each other.
In addition, at times, the attention of certain members of our management and resources may be focused on the integration of the businesses and diverted from our day-to-day business operations, which may disrupt our business.
We have incurred and will continue to incur integration-related costs in connection with the Webhelp Combination.
We have incurred significant transaction costs related to the Webhelp Combination and will continue to incur significant integration-related fees and costs related to our ongoing integration, including facilities and systems consolidation costs and staff-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, will allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

If our due diligence investigation of Webhelp was inadequate or if unexpected risks related to the acquired Webhelp operations materialize, it could have a material adverse effect on our investment and the trading price of our common stock.
Even though we conducted a due diligence investigation of Webhelp, we cannot be sure that our due diligence investigation surfaced all material issues that may be present inside the acquired Webhelp operations, or that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of Webhelp and its business and outside of Webhelp’s control will not arise later. If any such material issues arise, they may materially and adversely impact the combined business and the trading price of our common stock.
Certain stockholders are able to exercise influence over the composition of our board of directors, matters subject to stockholder approval, and our operations, and actual or potential conflicts of interest may develop.
As of January 17, 2024, affiliates of Groupe Bruxelles Lambert (“GBL”) owned approximately 13.2% of our common stock. In connection with the Webhelp Combination, on March 29, 2023, we entered into an Investor Rights Agreement with certain stockholders of Webhelp Parent, which, among other things, provides that GBL has the right to nominate a certain number of directors, up to a maximum of two, depending on the percentage of the outstanding shares of Concentrix common stock held by GBL, our director, Oliver Duha, and certain of their respective affiliates.
As a result of the Concentrix common stock that is held by affiliates of GBL and Olivier Duha and the Investor Rights Agreement described above, GBL may be able to influence (subject to organizational documents and Delaware law) the composition of our board of directors and thus, potentially, the outcome of corporate actions requiring stockholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions. The interests of GBL may not always coincide with the interest of our other stockholders, and GBL may seek to cause us to take actions that might involve risks to our business or adversely affect us or our other stockholders. This concentration of investment and voting power, in addition to the investment and voting power of certain other large stockholders, could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to Concentrix and its stockholders, which could adversely affect the market price of Concentrix common stock.
Risks Related to our Capital Structure
Our level of indebtedness could have adverse consequences for our business or our financial condition.
In connection with the Webhelp Combination, the Company issued and sold $2.15 billion aggregate principal amount of senior notes and entered into an amendment and restatement of our senior credit facility that provided for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of approximately $1.04 billion and a senior unsecured term loan facility in an aggregate principal amount not to exceed approximately $2.14 billion. As of November 30, 2023, we had approximately $5.00 billion of indebtedness prior to debt issuance costs, and we may further increase our indebtedness in the future. Our level of indebtedness could have adverse consequences for us and our stockholders, including:
•requiring us to dedicate a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, and other general corporate requirements, and to grow our business;
•limiting our ability to make strategic acquisitions or take advantage of other business opportunities as they arise, or pay cash dividends;
•increasing future debt costs and limiting the future availability of debt financing;
•increasing our vulnerability to general adverse economic and industry conditions; and
•limiting our flexibility in planning for, or reacting to, changes in our business and industry.

To the extent that we incur additional indebtedness, the risks described above could increase. In addition, our actual cash requirements in the future may be greater than expected. Our cash flows from operations may not be sufficient to service our outstanding debt or to repay our outstanding debt as it becomes due or within the time frame that we expect. A negative change in our credit ratings could make it more expensive to service our outstanding debt or to raise additional capital in the future. We may also be unable to borrow money, sell assets, or otherwise raise funds on acceptable terms, if at all, to service or refinance our debt.
Rising interest rates increase the cost of our outstanding borrowings and could adversely affect our net income.
Our outstanding borrowings under our senior unsecured credit facility and our accounts receivable securitization facility are variable-rate obligations that expose us to interest rate risk. When interest rates increase, our debt service obligations and our interest expense increase even if our outstanding borrowings remain the same. Our net income and cash flows, including cash available for servicing indebtedness, will correspondingly decrease.
The terms of our debt arrangements impose restrictions on our ability to operate and could have an adverse effect on our business and results of operations.
The terms of the agreements under which our indebtedness was incurred may limit or restrict, among other things, our ability to incur additional indebtedness, consummate certain asset sales or acquisitions, and merge, consolidate or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.
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
•general economic, industry, and market conditions;
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
The continued payment of dividends in the future, and the timing and amount thereof, to our stockholders is within the discretion of our board of directors. Our board of directors’ decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, industry practice, legal requirements, regulatory constraints, and other factors that our board of directors deems relevant. Our ability to pay dividends will depend on our ongoing ability to generate cash from operations and on our access to the capital markets. We cannot guarantee that we will continue to pay a dividend in the future.
Certain provisions of our certificate of incorporation and bylaws and of Delaware law make it difficult for stockholders to change the composition of our board of directors and may discourage hostile takeover attempts that some of our stockholders may consider to be beneficial.
Certain provisions of our certificate of incorporation and bylaws and of Delaware law may have the effect of delaying or preventing a change in control if our board of directors determines that such change in control is not in the best interests of us and our stockholders. These provisions may include, among other things, the following:
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

Our bylaws designate the Court of Chancery of the State of Delaware and U.S. federal district courts as the exclusive forums for certain types of actions and proceedings that may be initiated by our stockholders, which limits our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or other employees.
Our bylaws provide that, with certain limited exceptions, any action or proceeding:
•brought in a derivative manner in the name or right of the company or on our behalf;
•asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders;
•asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware or any provision of our certificate of incorporation or bylaws; or
•asserting a claim governed by the internal affairs doctrine;
will be exclusively brought in the Court of Chancery of the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the U.S. federal district court for the District of Delaware).
Furthermore, any complaint asserting a cause of action under the Securities Act against us or any of our directors, officers, employees, or agents will be exclusively brought in U.S. federal district court. Any person or entity purchasing or otherwise acquiring any interest in shares of Concentrix common stock is deemed to have notice of and consented to the exclusive forum provisions.
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
This exclusive forum provision may limit the ability of a stockholder to commence litigation in a forum that the stockholder prefers, or may require a stockholder to incur additional costs in order to commence litigation in Delaware or U.S. federal district court, each of which may discourage such lawsuits against us or our directors or officers. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could negatively affect our business, results of operations, and financial condition.
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2. PROPERTIES
We lease our principal executive offices in Newark, California. As of November 30, 2023, we occupied approximately 500 facilities, located in more than 70 countries across six continents, comprising service and delivery centers and administrative facilities covering approximately 23.2 million square feet, of which approximately 1.3 million square feet was owned and the remainder was leased.

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

Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on Nasdaq under the symbol “CNXC”. As of January 17, 2024, there were 66,331,695 shares of common stock outstanding held by approximately 3,016 stockholders of record.
Dividends
During fiscal years 2023 and 2022, the Company paid the following dividends per share approved by the Company’s board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
January 18, 2022	January 28, 2022	$0.25	February 8, 2022
March 29, 2022	April 29, 2022	$0.25	May 10, 2022
June 27, 2022	July 29, 2022	$0.25	August 9, 2022
September 28, 2022	October 28, 2022	$0.275	November 8, 2022
January 19, 2023	January 30, 2023	$0.275	February 10, 2023
March 29, 2023	April 28, 2023	$0.275	May 9, 2023
June 28, 2023	July 28, 2023	$0.275	August 8, 2023
September 27, 2023	October 27, 2023	$0.3025	November 7, 2023

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

Share Repurchases
In September 2021, our board of directors authorized the repurchase of up to $500 million of our common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. The repurchase program has no termination date and may be suspended or discontinued at any time. As of November 30, 2023, we had repurchased 1,689,872 shares under the share repurchase program for approximately $209.9 million in the aggregate. At November 30, 2023, we had approximately $290.1 million remaining for share repurchases under the existing authorization from our board of directors.

The following table summarizes the Company’s purchases of common stock during the fourth quarter of the fiscal year ended November 30, 2023:

Period	Total number of shares purchased (1), (2)	Average price paid per share	Total number of shares purchased as part of publicly announced program(2)	Maximum dollar amount that may yet be purchased under the program (in thousands)
September 1, 2023 - September 30, 2023	95,673	$74.31	95,111	$305,082
October 1, 2023 - October 31, 2023	200,859	$79.67	100,976	$297,110
November 1, 2023 - November 30, 2023	82,890	$84.32	82,822	$290,127
Total	379,422	$79.33	278,909

(1) Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations.
(2) Includes shares repurchased as part of the Company’s share repurchase program initiated in September of 2021.

Stock Price Performance Graph

The stock price performance graph below compares our cumulative total stockholder return for the period from December 1, 2020 through November 30, 2023 with the cumulative total return of the S&P Midcap 400 Index for the same period and a Peer Group comprised of our core CX solutions competitors that are publicly traded companies: Majorel Group Luxembourg S.A. (from initial public offering in September 2021 through acquisition by Teleperformance on November 23, 2023), TaskUs Inc. (from initial public offering in June 2021), TDCX Inc. (from initial public offering in October 2021), Teleperformance S.A., TELUS International (from initial public offering in February 2021), and TTEC Holdings, Inc., in each case assuming a $100 initial investment.

Comparison of Cumulative Total Return
$200
$175
$150
$125
$100
$75
$50
$25
$-
December 1, 2020
February 28, 2021
May 31, 2021
August 31, 2021
November 30, 2021
February 28, 2022
May 31, 2022
August 31, 2022
November 30, 2022
February 28, 2023
May 31, 2023
August 31, 2023
November 30, 2023
Concentrix Corp.
S&P Midcap 400
Peer Group

	December 1, 2020	November 30, 2021	November 30, 2022	November 30, 2023
Concentrix Corporation	$100.00	$158.10	$116.55	$89.51
S&P Midcap 400	$100.00	$123.43	$117.47	$116.82
Peer Group	$100.00	$121.30	$72.41	$35.76

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
The following discussion compares our results for the fiscal year ended November 30, 2023 to the fiscal year ended November 30, 2022. The discussion comparing our results for the fiscal year ended November 30, 2022 to the fiscal year ended November 30, 2021 is included within Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K filed with the SEC on January 27, 2023, and is incorporated by reference herein.
Unless otherwise indicated or except where the context otherwise requires, references to “we,” “our,” “us,” “the Company,” or “Concentrix,” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to Concentrix Corporation and its subsidiaries.
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
We generate revenue from performing services that are generally tied to our clients’ products and services. Any shift in business or the size of the market for our clients’ products or services, or any failure of technology or failure of acceptance of our clients’ products or services in the market may impact our business. The staff turnover rate in our business is high, as is the risk of losing experienced team members. High staff turnover rates may increase costs and decrease operating efficiencies and productivity. For more information on the risks associated with our business, please see “Risk Factors” in this Annual Report on Form 10-K.
Webhelp Combination
On September 25, 2023, we completed our acquisition (the “Webhelp Combination”) of all of the issued and outstanding capital stock (the “Shares”) of Marnix Lux SA, a public limited liability company (société anonyme) incorporated under the laws of the Grand Duchy of Luxembourg (“Webhelp Parent”) and the parent company of the Webhelp business (“Webhelp”), from the holders thereof (the “Sellers”). The acquisition was completed pursuant to the terms and conditions of the Share Purchase and Contribution Agreement, dated as of June 12, 2023, as amended by First Amendment to Share Purchase and Contribution Agreement, dated as of July 14, 2023 by and among Concentrix, OSYRIS S.à r.l., a private limited liability company (société à responsabilité limitée) incorporated under the laws of the Grand Duchy of Luxembourg and a direct wholly owned subsidiary of Concentrix Corporation, Webhelp Parent, the Sellers, and certain representatives of the Sellers.

Webhelp is a leading provider of CX solutions, including sales, marketing, and payment services, with significant operations and client relationships in Europe, Latin America, and Africa. Since the closing of the Webhelp Combination, we have operated under the trade name “Concentrix + Webhelp” while we transition Webhelp operations and branding to the Concentrix name. The preliminary purchase consideration for the acquisition of the Shares is valued at approximately $3,752.4 million, net of cash and restricted cash acquired.

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
In fiscal years 2023 and 2022, approximately 82% and 78%, respectively, of our consolidated revenue was generated from our non-U.S. operations, and approximately 64% and 68%, respectively, of our consolidated revenue was priced in U.S. dollars. We expect that a majority of our revenue will continue to be generated from our non-U.S. operations while being priced in U.S. dollars. As a result, we have certain client contracts that are priced in non-U.S. dollar currencies for which a substantial portion of the costs to deliver the services are in other currencies. Accordingly, our revenue may be earned in currencies that are different from the currencies in which we incur corresponding expenses. Fluctuations in the value of currencies, such as the Philippine peso, the Indian rupee, the euro, and the Canadian dollar, against the U.S. dollar or other currencies in which we bill our clients, and inflation in the local economies in which these delivery centers are located, can impact the operating and labor costs in these delivery centers, which can result in reduced profitability. As a result, our revenue growth, costs and profitability have been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates and inflation.
Margins
Our gross margins fluctuate and can be impacted by the mix of client contracts, services provided, shifts in the geography from which our CX services and technology are delivered, client volume trends, the amount of lead time that is required for programs to become fully scaled, and transition and set-up costs. Our operating margin fluctuates based on changes in gross margins as well as overall volume levels, as we are generally able to gain scale efficiencies in our selling, general and administrative costs as our volumes increase.
Economic and Industry Trends
The CX solutions industry in which we operate is competitive, including on the basis of pricing terms, delivery capabilities and quality of services. Further, there can be competitive pressure for labor in various markets, which could result in increased labor costs. Accordingly, we could be subject to pricing and labor cost pressures and may experience a decrease in revenue and operating income. Our business operates globally in over 70 countries across six continents. We have significant concentrations in the Philippines, India, Brazil, the United States, Turkey, Colombia, Egypt, the United Kingdom, Morocco, China, and elsewhere throughout EMEA, Latin America, and Asia-Pacific. Accordingly, we would be impacted by economic strength or weakness in these geographies and by the strengthening or weakening of local currencies relative to the U.S. dollar.
Seasonality
Our revenue and margins fluctuate with the underlying trends in our clients’ businesses and trends in the level of consumer activity. As a result, our revenue and margins are typically higher in the fourth fiscal quarter of the year than in any other fiscal quarter.
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
Business Combinations

We continually seek to augment organic growth with strategic acquisitions of businesses and assets that complement and expand our existing capabilities. Recent acquisitions have sought to enhance our capabilities and domain expertise in our strategic industry verticals, expand our geographic footprint, and further expand into higher value service offerings.

We allocate the fair value of purchase consideration to the assets acquired and liabilities assumed generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The determination of the fair value of assets and liabilities may involve engaging independent third parties to perform an appraisal. When determining the fair values of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth rates and margins, attrition rates and discount rates. Fair value estimates are based on the assumptions we believe a market participant would use in pricing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.

Goodwill
As of November 30, 2023, we had goodwill of $5,078.7 million recorded on our consolidated balance sheet. The Company tests goodwill for impairment annually at the reporting unit level in the fiscal fourth quarter or more frequently if events or changes in circumstances indicate that it may be impaired. For purposes of the goodwill impairment test, the Company can elect to perform a quantitative or qualitative analysis. If the qualitative analysis is elected, goodwill is tested for impairment at the reporting unit level by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The factors that are considered in the qualitative analysis include: macroeconomic conditions; industry and market considerations; cost factors such as increases in labor, or other costs that would have a negative effect on earnings and cash flows; and other relevant entity-specific events and information.

If we elect to perform or are required to perform a quantitative analysis, then the reporting unit’s carrying value is compared to its fair value. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value and the excess is recognized as an impairment loss. As part of our fiscal year 2023 assessment, we reconciled the fair value of our reporting unit to our market capitalization. The result of the analysis demonstrated that our reporting unit’s fair value substantially exceeded its carrying value.

Based on our 2023 impairment assessment, we concluded that no impairment charges were necessary. We recorded no impairment charges related to goodwill during the fiscal years ended November 30, 2023 and 2022.

Other Intangible Assets
As of November 30, 2023, we had other intangible assets, net of amortization, of $2,805.0 million. This amount consists primarily of $2,659.0 million in client relationship intangible assets. As amortizable intangible assets, we evaluate the intangible assets for recoverability whenever events or circumstances indicate a possible inability to recover their carrying value (an indicator of impairment). If an impairment indicator is present, we perform a test of recoverability by comparing estimates of undiscounted future cash flows to the carrying values of the related assets. We recorded no impairment charges related to other intangible assets during the fiscal years ended November 30, 2023 and 2022.
Recently Issued Accounting Pronouncements
For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements, see Note 2—Summary of Significant Accounting Policies to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Results of Operations – Fiscal Years Ended November 30, 2023 and 2022

	Fiscal Years Ended November 30,
	2023	2022

	(in thousands)
Revenue	$7,114,706	$6,324,473
Cost of revenue	4,536,771	4,067,210
Gross profit	2,577,935	2,257,263
Selling, general and administrative expenses	1,916,608	1,617,071
Operating income	661,327	640,192
Interest expense and finance charges, net	201,004	70,076
Other expense (income), net	52,095	(34,887)
Income before income taxes	408,228	605,003
Provision for income taxes	94,386	169,363
Net income before non-controlling interest	313,842	435,640
Less: Net income attributable to non-controlling interest	—	591
Net income attributable to Concentrix Corporation	$313,842	$435,049
Revenue

	Fiscal Years Ended November 30,		Percent Change
	2023	2022	2023 to 2022

	(in thousands)
Industry vertical:
Technology and consumer electronics	$2,205,834	$1,980,666	11.4%
Retail, travel and ecommerce	1,448,666	1,184,086	22.3%
Communications and media	1,117,694	1,076,289	3.8%
Banking, financial services and insurance	1,091,853	967,810	12.8%
Healthcare	696,266	608,169	14.5%
Other	554,393	507,453	9.3%
Total	$7,114,706	$6,324,473	12.5%

We generate revenue by delivering our CX solutions and technology to our clients categorized in the above primary industry verticals. Our solutions focus on end-to-end capabilities, including CX process optimization, technology innovation, front and back office automation, analytics and business transformation services.
Our revenue increased 12.5% in fiscal year 2023, including revenue from Webhelp acquired operations of $574.4 million, or an increase of 9.1%, compared to fiscal year 2022. The increase in revenue from Webhelp acquired operations combined with higher volumes across most verticals caused the increase in our revenue compared to the prior year. These increases were partially offset by an unfavorable translation effect of foreign currencies of $56.0 million, or 0.9%. The unfavorable foreign currency translation effect on revenue was primarily due to the weakening of the Argentine peso, Japanese yen and Australian dollar against the U.S. dollar.
Revenue in our technology and consumer electronics vertical increased over the prior year due to contributions from acquired operations, increases in volumes from several social media and internet-related service clients and increases in volumes from a broad-based group of hardware and software clients. Revenue in our retail, travel and ecommerce vertical increased over the prior year primarily due to contributions from acquired operations and increased volumes from a majority of our retail and ecommerce and travel and tourism clients. Revenue in our communications and media vertical increased over the prior year primarily due to contributions from acquired operations partially offset by decreases in volumes related to several clients in this industry vertical. Revenue from clients in the banking, financial services and insurance vertical increased over the prior year due to contributions from acquired operations and increased volumes from the majority of our clients in this industry vertical. Revenue in our healthcare vertical increased over the prior year due to increased volumes from a majority of our health insurance clients and contributions from acquired operations. Revenue in our other vertical increased over the prior year primarily due to contributions from acquired operations partially offset by a decrease in revenue from a government client and a few other clients in this vertical.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Fiscal Years Ended November 30,		Percent Change
	2023	2022	2023 to 2022

	($ in thousands)
Cost of revenue	$4,536,771	$4,067,210	11.5%
Gross profit	$2,577,935	$2,257,263	14.2%
Gross margin %	36.2%	35.7%
Cost of revenue consists primarily of personnel costs. Gross margins can be impacted by resource location, client mix and pricing, additional lead time for programs to be fully scalable, and transition and initial set-up costs.
Our cost of revenue increased by 11.5% in fiscal year 2023, compared to fiscal year 2022, primarily due to the increase in our revenue and personnel costs related to staff supporting our acquired operations. These increases were partially offset by a $143.0 million, or 3.5%, reduction in the cost of revenue due to foreign currency translation. The foreign currency impacts on our cost of revenue were caused primarily by the weakening of the Philippine peso, Egyptian pound, Indian rupee and Argentine peso against the U.S. dollar.
Our gross profit increased by 14.2% in fiscal year 2023, compared to fiscal year 2022, primarily due to the increase in revenue and contributions from acquired operations and a net favorable foreign currency impact of $87.0 million. Our gross margin percentage increased from 35.7% in fiscal year 2022 to 36.2% in fiscal year 2023 and was affected by the mix of geographies where our services were delivered.

Selling, General and Administrative Expenses

	Fiscal Years Ended November 30,		Percent Change
	2023	2022	2023 to 2022

	($ in thousands)
Selling, general and administrative expenses	$1,916,608	$1,617,071	18.5%
Percentage of revenue	26.9%	25.6%
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
Our selling, general and administrative expenses increased by 18.5% in fiscal year 2023, compared to fiscal year 2022, primarily due to incremental expenses associated with acquired operations, increases in expenses to support our revenue growth, an increase in amortization expense of $52.1 million primarily associated with the intangible assets recognized in the Webhelp Combination and our acquisitions of PK and ServiceSource, an increase in acquisition-related and integration expenses of $37.5 million related to the Webhelp Combination and our acquisitions of PK and ServiceSource, and an increase in share-based compensation expense of $15.0 million. These increases were partially offset by a $34.5 million reduction in selling, general and administrative expenses due to foreign currency translation. As a percentage of revenue, selling, general and administrative expenses increased from 25.6% for fiscal year 2022 to 26.9% for fiscal year 2023 due to the net effect of the changes described above.
Operating Income

	Fiscal Years Ended November 30,		Percent Change
	2023	2022	2023 to 2022

	($ in thousands)
Operating income	$661,327	$640,192	3.3%
Operating margin	9.3%	10.1%
Our operating income increased during fiscal year 2023, compared to fiscal year 2022, primarily due to the increase in gross profit partially offset by the increase in selling, general and administrative expenses.
Our operating margin decreased during fiscal year 2023, compared to fiscal year 2022, due to the increase in gross margin percentage more than offset by the increase in selling, general and administrative expenses as a percentage of revenue.

Interest Expense and Finance Charges, Net

	Fiscal Years Ended November 30,		Percent Change
	2023	2022	2023 to 2022

	($ in thousands)
Interest expense and finance charges, net	$201,004	$70,076	186.8%
Percentage of revenue	2.8%	1.1%
Amounts recorded in interest expense and finance charges, net consist primarily of interest on term loan borrowings under our senior credit facility, interest on borrowings under our accounts receivable securitization facility (the “Securitization Facility”), interest on our senior notes issued in August 2023, interest expense on the promissory note issued by us to certain Sellers in connection with the Webhelp Combination (the “Sellers’ Note”) and financing expenses associated with the commitment letter dated March 29, 2023 (the “Bridge Commitment Letter,” and the commitments pursuant to the Bridge Commitment Letter, the “Bridge Facility”), entered into in connection with the Webhelp Combination.

The increase in interest expense and finance charges, net during fiscal year 2023, compared to fiscal year 2022, was due to Bridge Facility financing fees and credit facility amendment fees of $22.5 million, higher interest rates on increased outstanding term loan borrowings under our senior credit facility, higher interest rates on outstanding borrowings under our Securitization Facility, interest expense on our senior notes of $49.0 million, interest expense, including imputed interest, associated with the Sellers’ Note of $5.7 million, partially offset by interest income of $14.3 million earned on the senior notes proceeds included in cash equivalents prior to the Webhelp Combination.

Other Expense (Income), Net

	Fiscal Years Ended November 30,		Percent Change
	2023	2022	2023 to 2022

	($ in thousands)
Other expense (income), net	$52,095	$(34,887)	(249.3)%
Percentage of revenue	0.7%	(0.6)%
Amounts recorded as other expense (income), net include foreign currency transaction gains and losses other than cash flow hedges, investment gains and losses, the non-service component of pension costs, other non-operating gains and losses, and changes in the fair value of acquisition contingent consideration related to the Webhelp Combination.
Other expense (income), net in fiscal year 2023 was $52.1 million of expense compared to $34.9 million of income in fiscal year 2022. The change in other expense (income), net was primarily due to expense associated with an increase in the fair value of the acquisition contingent consideration associated with the Webhelp Combination from the closing date of the Webhelp Combination (the “Closing Date”) to fiscal year end of $15.7 million, a loss on derivative contracts entered into in connection with the Webhelp Combination of $14.6 million, losses associated with hedges, and unfavorable foreign currency transaction changes compared to the prior year.

Provision for Income Taxes

	Fiscal Years Ended November 30,		Percent Change
	2023	2022	2023 to 2022

	($ in thousands)
Provision for income taxes	$94,386	$169,363	(44.3)%
Percentage of income before income taxes	23.1%	28.0%
Our provision for income taxes consists of our current and deferred tax expense resulting from our income earned in domestic and international jurisdictions.
Our provision for income taxes and effective tax rate decreased for fiscal year 2023, compared to fiscal year 2022, due to the geographical mix of income that resulted in lower U.S. minimum tax related to foreign earnings and higher use of net operating loss carryforwards.
See Note 13—Income Taxes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
Certain Non-GAAP Financial Information
In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:
•Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue of each fiscal year in the billing currency to U.S. dollars using the comparable prior year’s currency conversion rate. Generally, when the U.S. dollar either strengthens or weakens against other currencies, revenue growth at constant currency rates or adjusting for currency will be higher or lower than revenue growth reported at actual exchange rates.
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
•Non-GAAP net income, which is net income excluding the tax effected impact of acquisition-related and integration expenses, including related restructuring costs, amortization of intangible assets, share-based compensation, imputed interest related to the sellers’ note, change in the fair value of acquisition contingent consideration and foreign currency losses (gains), net.
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
•Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share, tax effected impact of acquisition-related and integration expenses, including related restructuring costs, amortization of intangible assets, share-based compensation, imputed interest related to the Sellers' Note, change in the fair value of acquisition contingent consideration and foreign currency losses (gains), net. Non-GAAP EPS excludes net income attributable to participating securities, and the per share, tax-effected impact of adjustments to net income described above reflect only those amounts that are attributable to common shareholders.
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

	Fiscal Years Ended November 30,
	2023	2022
	($ in thousands except per share amounts)
Revenue	$7,114,706	$6,324,473
Foreign currency translation	56,041	—
Revenue in constant currency	$7,170,747	$6,324,473

Operating income	$661,327	$640,192
Acquisition-related and integration expenses	71,336	33,763
Amortization of intangibles	214,832	162,673
Share-based compensation	62,493	47,516
Non-GAAP operating income	$1,009,988	$884,144

Net income	$313,842	$435,049
Net income attributable to non-controlling interest	—	591
Interest expense and finance charges, net	201,004	70,076
Provision for income taxes	94,386	169,363
Other expense (income), net	52,095	(34,887)
Acquisition-related and integration expenses	71,336	33,763
Amortization of intangibles	214,832	162,673
Share-based compensation	62,493	47,516
Depreciation	171,801	146,864
Adjusted EBITDA	$1,181,789	$1,031,008

Operating margin	9.3%	10.1%
Non-GAAP operating margin	14.2%	14.0%
Adjusted EBITDA margin	16.6%	16.3%

Net income	$313,842	$435,049
Acquisition-related and integration expenses	71,336	33,763
Acquisition-related expenses included in interest expense and finance charges, net (1)	25,556	—
Acquisition-related expenses included in other expense (income), net (1)	14,629	—
Imputed interest related to Sellers' Note included in interest expense and finance charges, net	2,998	—
Change in acquisition contingent consideration included in other expense (income), net	15,681	—
Foreign currency losses (gains), net (3)	14,938	(38,871)
Amortization of intangibles	214,832	162,673
Share-based compensation	62,493	47,516
Income taxes related to the above (2)	(105,616)	(52,091)
Non-GAAP net income	$630,689	$588,039

	Fiscal Years Ended November 30,
	2023	2022
Diluted earnings per common share (“EPS”)	$5.70	$8.28
Acquisition-related and integration expenses	1.30	0.64
Acquisition-related expenses included in interest expense and finance charges, net (1)	0.46	—
Acquisition-related expenses included in other expense (income), net (1)	0.27	—
Imputed interest related to Sellers' Note included in interest expense and finance charges, net	0.05	—
Change in acquisition contingent consideration included in other expense (income), net	0.28	—
Foreign currency losses (gains), net (3)	0.27	(0.74)
Amortization of intangibles	3.90	3.10
Share-based compensation	1.14	0.90
Income taxes related to the above (2)	(1.92)	(0.99)
Non-GAAP Diluted EPS	$11.45	$11.19
(1)    Included in these amounts are a) expensed Bridge Facility financing fees and interest expense associated with our senior notes, net of interest earned on the invested senior notes proceeds in advance of the Webhelp Combination, and b) losses associated with non-designated call option contracts put in place to hedge foreign exchange movements in connection with the Webhelp Combination that are included within interest expense and finance charges, net and other expense (income), net, respectively, in the consolidated statement of operations.
(2)    The tax effect of taxable and deductible non-GAAP adjustments was calculated using the tax deductible portion of the expenses and applying the entity specific, statutory tax rates applicable to each item during the respective fiscal years.
(3)    Foreign currency losses (gains), net are included in other expense (income), net and primarily consist of gains and losses recognized on the revaluation and settlement of foreign currency transactions and realized and unrealized gains and losses on derivative contracts that do not qualify for hedge accounting. The reported amounts for non-GAAP net income and non-GAAP EPS for the fiscal year ended November 30, 2023 include adjustments to exclude these foreign currency losses (gains), net, which were not adjusted in similar non-GAAP measures previously reported for the corresponding periods in fiscal year 2022. In order to enhance comparability, similar adjustments were made for non-GAAP net income and non-GAAP EPS for the fiscal year ended November 30, 2022.
Client Concentration
In fiscal years 2023 and 2022, no client accounted for more than 10% of our consolidated revenue.

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
In September 2021, considering our strong free cash flow, low leverage and adequate liquidity to support capital return to stockholders while maintaining flexibility to pursue acquisitions, our board of directors authorized a share repurchase program. Under the share repurchase program, the board of directors authorized the repurchase of up to

$500 million of our common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. The share repurchase program has no termination date and may be suspended or discontinued at any time. During the fiscal years ended November 30, 2023 and 2022, we repurchased 709,438 and 841,979 shares, respectively, of our common stock under the share repurchase program for approximately $64.0 million and $120.8 million, respectively, in the aggregate. At November 30, 2023, approximately $290.1 million remained available for share repurchases under the existing authorization from our board of directors.
During December 2023, we repurchased 65,995 shares of our common stock for an aggregate purchase price of $6.3 million.
During fiscal years 2023 and 2022, we paid the following dividends per share approved by our board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
January 18, 2022	January 28, 2022	$0.25	February 8, 2022
March 29, 2022	April 29, 2022	$0.25	May 10, 2022
June 27, 2022	July 29, 2022	$0.25	August 9, 2022
September 28, 2022	October 28, 2022	$0.275	November 8, 2022
January 19, 2023	January 30, 2023	$0.275	February 10, 2023
March 29, 2023	April 28, 2023	$0.275	May 9, 2023
June 28, 2023	July 28, 2023	$0.275	August 8, 2023
September 27, 2023	October 27, 2023	$0.3025	November 7, 2023
On January 24, 2024, the Company announced a cash dividend of $0.3025 per share to stockholders of record as of February 5, 2024, payable on February 15, 2024.
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
Debt Arrangements
Senior Notes
On August 2, 2023, we issued and sold (i) $800 million aggregate principal amount of 6.650% Senior Notes due 2026 (the “2026 Notes”), (ii) $800 million aggregate principal amount of 6.600% Senior Notes due 2028 (the “2028 Notes”) and (iii) $550 million aggregate principal amount of 6.850% Senior Notes due 2033 (the “2033 Notes” and, together with the 2026 Notes and 2028 Notes, the “Senior Notes”). The Senior Notes were sold in a registered public offering pursuant to our Registration Statement on Form S-3, which became effective upon filing, and a Prospectus Supplement dated July 19, 2023, to a Prospectus dated July 17, 2023.

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

In connection with the closing of the Webhelp Combination, we entered into cross-currency swap arrangements with certain financial institutions for a total notional amount of $500 million of the Senior Notes. In addition to aligning the currency of a portion of our interest payments to our euro-denominated cash flows, the arrangements effectively converted $250 million aggregate principal amount of the 2026 Notes and $250 million aggregate principal amount of the 2028 Notes into synthetic fixed euro-based debt at weighted average interest rates of 5.12% and 5.18%, respectively.

Bridge Facility and Restated Credit Facility

To provide the debt financing required to consummate the Webhelp Combination, we entered into the Bridge Commitment Letter, under which certain financing institutions committed to provide a 364-day bridge loan facility in an aggregate principal amount of $5,290 million consisting of (i) a $1,850 million tranche of term bridge loans (the “Term Loan Amendment Tranche”), (ii) a $1,000 million tranche of revolving commitments (the “Revolver Amendment Tranche”) and (iii) a $2,440 million tranche of term bridge loans (the “Acquisition Tranche”), each subject to the satisfaction of certain customary closing conditions, including the consummation of the Webhelp Combination.
The incurrence of the acquisition-related indebtedness that would be funded by the Acquisition Tranche of the Bridge Facility (or permanent financing in lieu thereof) and the Sellers’ Note was not permitted under our prior credit agreement dated as of October 16, 2020 (the “Prior Credit Facility”). Therefore, on April 21, 2023, we entered into an Amendment and Restatement Agreement (the “Amendment Agreement”) with the lenders party thereto, JPMorgan Chase Bank, N.A. and Bank of America, N.A. to amend and restate the Prior Credit Facility (as amended and restated, the “Restated Credit Facility”). As a result of having entered into the Amendment Agreement, among other things, we obtained requisite lender consent to incur acquisition-related indebtedness, and pursuant to the terms of the Bridge Commitment Letter, the commitments with respect to the Term Loan Amendment Tranche and the Revolver Amendment Tranche of the Bridge Facility were each reduced to zero, and the Acquisition Tranche was reduced by approximately $294.7 million. On August 2, 2023, the remaining outstanding commitment of approximately $2.15 billion under the Bridge Commitment Letter was reduced to zero in connection with the issuance of the Senior Notes.

The Restated Credit Facility provides for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $1,042.5 million. The Restated Credit Facility also provides for a senior unsecured term loan facility in an aggregate principal amount not to exceed approximately $2,144.7 million (the “Term Loan”), of which $1,850 million was incurred upon the amendment and approximately $294.7 million was drawn on a delayed draw basis (the “Delayed Draw Term Loans”) on the Closing Date. Aggregate borrowing capacity under the Restated Credit Facility may be increased by up to an additional $500 million by increasing the amount of the revolving credit facility or by incurring additional term loans, in each case subject to the satisfaction of certain conditions set forth in the Restated Credit Facility, including the receipt of additional commitments for such increase. During the fiscal year ended November 30, 2023, we voluntarily prepaid $194.7 million of the principal balance on the Term Loan, without penalty, resulting in an outstanding balance at November 30, 2023 of approximately $1,950 million.
The maturity date of the Restated Credit Facility remains December 27, 2026, subject, in the case of the revolving credit facility, to two one-year extensions upon our prior notice to the lenders and the agreement of the lenders to extend such maturity date. Due to the voluntary prepayments previously described, no principal payment on the term loans is due until fiscal year 2026 with the remaining outstanding principal amount due in full on the maturity date.

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

At November 30, 2023 and 2022, no amounts were outstanding under our revolving credit facility.

During the fiscal year ended November 30, 2023, we voluntarily prepaid $25.0 million of the principal balance on the term loans under the Prior Credit Facility.

Securitization Facility

On July 6, 2022, we entered into an amendment to our Securitization Facility, which was initially entered into on October 30, 2020, to (i) increase the commitment of the lenders to provide available borrowings from up to $350 million to up to $500 million, (ii) extend the termination date of the Securitization Facility from October 28, 2022 to July 5, 2024, and (iii) replace LIBOR with SOFR as one of the reference rates used to calculate interest on borrowings under the Securitization Facility. In addition, the interest rate margins were amended, such that borrowings under the Securitization Facility that are funded through the issuance of commercial paper bear interest at the applicable commercial paper rate plus a spread of 0.70% and, otherwise, at a per annum rate equal to the applicable SOFR rate (which includes a credit spread adjustment to the SOFR rate of 0.10%), plus a spread of 0.80%.

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

Sellers’ Note

On September 25, 2023, as part of the consideration for the Webhelp Combination, we issued the Sellers’ Note in the aggregate principal amount of €700 million to certain Sellers (the “Noteholders”). Pursuant to the Sellers’ Note, the unpaid principal amount outstanding accrues interest at a rate of two percent (2%) per annum, and all principal and accrued interest will be due and payable on September 25, 2025. The stated rate of interest is below our expected borrowing rate. As a result, we discounted the Sellers’ Note by €31,500. The discounted value is being amortized into interest expense over the two-year term.

As of November 30, 2023 and 2022, we were in compliance with the debt covenants related to our debt arrangements.

Cash Flows – Fiscal Years Ended November 30, 2023 and 2022
The following summarizes our cash flows for the fiscal years ended November 30, 2023 and 2022, as reported in our consolidated statement of cash flows in the accompanying consolidated financial statements.

	Fiscal Years Ended November 30,
	2023	2022

	($ in thousands)
Net cash provided by operating activities	$678,008	$600,720
Net cash used in investing activities	(2,109,240)	(1,839,279)
Net cash provided by financing activities	1,802,676	1,237,534
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12,420)	(24,522)
Net increase (decrease) in cash, cash equivalents and restricted cash	$359,024	$(25,547)
Cash, cash equivalents and restricted cash at beginning of year	157,463	183,010
Cash, cash equivalents and restricted cash at end of year	$516,487	$157,463

Operating Activities
Net cash provided by operating activities was $678.0 million for fiscal year 2023 in comparison to $600.7 million for fiscal year 2022. The increase in net cash provided by operating activities over the prior year was primarily related to favorable changes in operating assets and liabilities partially offset by a decrease in net income.
Investing Activities
Net cash used in investing activities for fiscal year 2023 was $2,109.2 million. The net cash used in investing activities consisted primarily of the aggregate cash paid in connection with the Webhelp Combination of approximately $1,914.1 million, purchases of property and equipment of $180.5 million, and a premium paid for call options entered into in connection with the Webhelp Combination of $14.6 million.

Net cash used by investing activities in fiscal year 2022 was $1,839.3 million, consisting primarily of the aggregate cash paid in connection with the acquisitions of PK and ServiceSource of $1,698.3 million and purchases of property and equipment of $140.0 million.

Financing Activities
Net cash provided by financing activities in fiscal year 2023 was $1,802.7 million, consisting primarily of proceeds, before expenses, of $2,137.0 million from the issuance of the Senior Notes in August 2023, proceeds from the Delayed Draw Term Loans of $294.7 million, partially offset by principal payments of $194.7 million made on the Term Loan, principal payments of $25.0 million made on term loan borrowings under our Prior Credit Facility, net repayments of $228.0 million under our Securitization Facility, repurchases of our common stock of $81.2 million, including repurchases under our share repurchase program and shares withheld upon the vesting of share-based awards to satisfy tax withholding obligation, dividends of $63.5 million, and cash paid of $30.5 million related to debt issuance costs for the Senior Notes, financing fees for the Bridge Facility and amendment fees related to our Restated Credit Facility.
Net cash provided by financing activities in fiscal year 2022 was $1,237.5 million, consisting primarily of net proceeds of $1,400.0 million from the refinancing of the term loan under our Prior Credit Facility and net proceeds of $251.5 million from borrowings under our Securitization Facility. The increases were offset primarily by payments of $225.0 million made on the term loan borrowings, repurchases of our common stock of $133.3 million, including repurchases under our share repurchase program and shares withheld upon the vesting of share-based awards to satisfy tax withholding obligations, and dividends paid of $53.4 million.
We believe our current cash balances and credit availability are enough to support our operating activities for at least the next twelve months.
Free Cash Flow (a non-GAAP measure)

	Fiscal Years Ended November 30,
	2023	2022

	($ in thousands)
Net cash provided by operating activities	$678,008	$600,720
Purchases of property and equipment	(180,532)	(140,018)
Free cash flow (a non-GAAP measure)	$497,476	$460,702
Our free cash flow was $497.5 million in fiscal year 2023, compared to $460.7 million in fiscal year 2022. The increase in free cash flow in fiscal year 2023 over the prior year primarily reflects increased net cash provided by operating activities partially offset by an increase in capital expenditures.
Capital Resources
As of November 30, 2023, we had total liquidity of $1,709.3 million, which includes undrawn capacity on our revolving credit facility of $1,042.5 million, undrawn capacity of $371.5 million under our Securitization Facility, and cash and cash equivalents.
Our cash and cash equivalents totaled $295.3 million and $145.4 million as of November 30, 2023 and 2022, respectively. Of our total cash and cash equivalents, 99% and 97% were held by our non-U.S. legal entities as of November 30, 2023 and 2022, respectively. The cash and cash equivalents held by our non-U.S. legal entities are no longer subject to U.S. federal tax on repatriation into the United States; repatriation of some non-U.S. balances is restricted by local laws. Historically, we have fully utilized and reinvested all non-U.S. cash to fund our international operations and expansions; however, we have recorded deferred tax liabilities related to non-U.S. withholding taxes on the earnings of certain previously acquired non-U.S. entities that are likely to be repatriated in the future. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of the state and withholding taxes depending upon the planned timing and manner of such repatriation.
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
Material Cash Requirements, including Contractual Obligations to Third Parties
The following table summarizes our material cash requirements from known contractual or other obligations as of November 30, 2023 that are not disclosed elsewhere in this Annual Report on Form 10-K:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	>5 Years

	(in thousands)
Certain Contractual Obligations:
Interest on financing agreements (a)	$1,186,887	$295,864	$530,385	$184,821	$175,817
Defined benefit plan funding (b)	77,942	—	7,132	13,049	57,761
(a) Cash obligations for required interest payments on our variable-rate debt obligations at the current rates as of November 30, 2023.
(b) Includes projected contributions to achieve minimum funding objectives for our cash balance pension plan.
As of November 30, 2023, we have established a reserve of $87.9 million for unrecognized tax benefits. As we are unable to reasonably predict the timing of settlement related to these unrecognized tax benefits, the table above excludes such liabilities.
We currently expect our 2024 capital expenditures to be approximately $225 million to $255 million, which includes investments to support our growth and maintenance capital expenditures.

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
Foreign Currency Risk
While approximately 64% of our revenue is priced in U.S. dollars, we recognize a substantial amount of revenue under contracts that are denominated in euros, British pounds, Australian dollars and Japanese yen, among other currencies. A significant increase in the value of the U.S. dollar relative to these currencies may have a material adverse effect on the value of those services when translated into U.S. dollars.
We serve many of our U.S.-based, European and British clients from our CX delivery centers located around the world. As a result, a substantial portion of the costs to deliver these services are denominated in the local currency of the country where the services are performed. This creates foreign exchange exposure for us. As of November 30, 2023, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in certain foreign currencies by entering into hedging contracts with institutions to acquire a total of PHP 40,640.0 million at a fixed price of $719.8 million at various dates through November 2025; and INR 22,440.0 million at a fixed price of $265.2 million at various dates through November 2025. The fair value of these derivative instruments as of November 30, 2023 is presented in Note 8 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The potential loss in fair value at November 30, 2023 for such contracts resulting from a hypothetical 10% adverse change in the underlying foreign currency exchange rates is approximately $99.7 million. This loss would be substantially mitigated by corresponding gains on the underlying foreign currency exposures.
Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into hedging contracts that are not denominated as hedges. The purpose of these derivative instruments is to mitigate the risk of foreign currency exposure related to receivables, payables and intercompany transactions that are denominated in currencies that are different from the functional currencies of our respective legal entities that are party to the transactions. As of November 30, 2023, the fair value of these derivatives not designated as hedges was a net payable of $4.8 million.
Interest Rate Risk
At November 30, 2023, our outstanding debt under our Restated Credit Facility and our Securitization Facility is variable rate debt, which exposes the Company to changes in interest rates. Holding other variables constant, including the total amount of outstanding indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated increase in interest expense of approximately $20.8 million per year.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation of internal control over financial reporting did not include internal controls of Webhelp, which we acquired during the fourth quarter of fiscal year 2023. The acquired Webhelp operations represented 48.7% of our total assets (of which 33.3% represented goodwill and intangible assets included within the scope of the assessment) and 8.1% of our total revenue as of and for the fiscal year ended November 30, 2023. We have included the financial results of the acquired operations in the consolidated financial statements from the date of acquisition. Based on this assessment, our management has concluded that, as of November 30, 2023, our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.

The effectiveness of our internal control over financial reporting as of November 30, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears beginning on the following page of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Concentrix Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Concentrix Corporation and subsidiaries (the Company) as of November 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended November 30, 2023, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of November 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended November 30, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Webhelp during fiscal year 2023, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2023, Webhelp’s internal control over financial reporting associated with total assets of 48.7% (of which 33.3% represented goodwill and intangible assets included within the scope of the assessment) and total revenue of 8.1% included in the consolidated financial statements of the Company as of and for the year ended November 30, 2023. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Webhelp.

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

Fair value of acquired intangible assets
As discussed in Note 3 to the consolidated financial statements, on September 25, 2023, the Company acquired Webhelp in a transaction accounted for as a business combination. As a result of the transaction, the Company recognized an acquired customer relationships intangible asset associated with the generation of future income from Webhelp’s existing customers. The acquisition-date fair value of the customer relationships intangible asset was $1,882 million.

We identified the evaluation of the acquisition-date fair value of the customer relationships intangible asset as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the key assumptions within the discounted cash flows model used to estimate the acquisition-date fair value of the customer relationships intangible asset, specifically the revenue growth rate, margin, attrition rate, and discount rate. There was limited observable market information related to these assumptions and the estimated acquisition-date fair value of the customer relationships intangible asset was sensitive to minor changes in such amounts. Additionally, the audit effort associated with the estimate required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including controls over the key assumptions noted above. We evaluated the Company’s revenue growth rate and margin assumptions by comparing them to Webhelp’s pre-acquisition budget and the Company’s historical financial results. We evaluated the projected attrition rate assumption by comparing it to historical attrition experienced by Webhelp and to the attrition rate assumption used in previous acquisitions made by the Company. We involved valuation professionals with specialized skills and knowledge who assisted in:

•evaluating the discount rate used by comparing it to a discount rate that was developed using publicly available market data for comparable entities
•comparing the revenue growth rate, margin, and attrition rate to those of comparable entities
•validating the mathematical accuracy of the Company’s calculations to determine the discount rate and attrition rate

Sufficiency of audit evidence over revenue
As discussed in Notes 2 and 10 to the consolidated financial statements, and presented in the consolidated statement of operations, the Company reported revenue of $7,115 million for the fiscal year ended November 30, 2023. Revenue is generated primarily from the provision of Customer Experience solutions and technology to its clients. The Company recognizes revenue from contracts, and accounts for a contract with a client, when it has written approval, the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance, and consideration is probable of collection. The Company operates in over 70 countries across six continents, with significant concentrations in the Philippines, India, Brazil, the United States, Turkey, Colombia, Egypt, the United Kingdom, Morocco, China, and elsewhere throughout EMEA, Latin America, and Asia-Pacific.

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

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue, including the determination of the locations at which those procedures were performed. For each location for which procedures were performed, we, where applicable, evaluated the design and tested the operating effectiveness of certain internal controls related to the revenue process, including controls related to the appropriate recording of revenue. For a sample of transactions, we compared the amounts recognized as revenue for consistency with relevant underlying documentation, including contracts and other third-party evidence. We evaluated the sufficiency of the audit evidence obtained over revenue by assessing the results of the procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP
We have served as the Company’s auditor since 2019.

Cincinnati, Ohio
January 29, 2024

CONCENTRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)

	November 30, 2023	November 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$295,336	$145,382
Accounts receivable, net	1,888,890	1,390,474
Other current assets	674,423	218,476
Total current assets	2,858,649	1,754,332
Property and equipment, net	748,691	403,829
Goodwill	5,078,668	2,904,402
Intangible assets, net	2,804,965	985,572
Deferred tax assets	72,333	48,541
Other assets	928,521	573,092
Total assets	$12,491,827	$6,669,768

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$243,565	$161,190
Current portion of long-term debt	2,313	—
Accrued compensation and benefits	731,172	506,966
Other accrued liabilities	1,016,406	395,304
Income taxes payable	80,583	68,663
Total current liabilities	2,074,039	1,132,123
Long-term debt, net	4,939,712	2,224,288
Other long-term liabilities	920,536	511,995
Deferred tax liabilities	414,246	105,458
Total liabilities	8,348,533	3,973,864
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized and no shares issued and outstanding as of November 30, 2023 and 2022, respectively	—	—
Common stock, $0.0001 par value, 250,000 shares authorized; 67,883 and 52,367 shares issued as of November 30, 2023 and 2022, respectively, and 65,734 and 51,096 shares outstanding as of November 30, 2023 and 2022, respectively	7	5
Additional paid-in capital	3,582,521	2,428,313
Treasury stock, 2,149 and 1,271 shares as of November 30, 2023 and 2022, respectively	(271,968)	(190,779)
Retained earnings	1,024,461	774,114
Accumulated other comprehensive loss	(191,727)	(315,749)
Total stockholders’ equity	4,143,294	2,695,904
Total liabilities and stockholders’ equity	$12,491,827	$6,669,768

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)

	Fiscal Years Ended November 30,
	2023	2022	2021
Revenue	$7,114,706	$6,324,473	$5,587,015
Cost of revenue	4,536,771	4,067,210	3,617,527
Gross profit	2,577,935	2,257,263	1,969,488
Selling, general and administrative expenses	1,916,608	1,617,071	1,397,091
Operating income	661,327	640,192	572,397
Interest expense and finance charges, net	201,004	70,076	23,046
Other expense (income), net	52,095	(34,887)	(6,345)
Income before income taxes	408,228	605,003	555,696
Provision for income taxes	94,386	169,363	150,119
Net income before non-controlling interest	313,842	435,640	405,577
Less: Net income attributable to non-controlling interest	—	591	—
Net income attributable to Concentrix Corporation	$313,842	$435,049	$405,577

Earnings per common share:
Basic	$5.72	$8.34	$7.78
Diluted	$5.70	$8.28	$7.70
Weighted-average common shares outstanding:
Basic	53,801	51,353	51,355
Diluted	54,010	51,740	51,914

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)

	Fiscal Years Ended November 30,
	2023	2022	2021
Net income before non-controlling interest	$313,842	$435,640	$405,577
Other comprehensive income (loss):
Unrealized gains (losses) of defined benefit plans, net of taxes of $(894), $(4,329), and $(2,761) for fiscal years ended November 30, 2023, 2022 and 2021, respectively	(2,800)	14,274	15,839
Unrealized gains (losses) on hedges during the period, net of taxes of $(4,938), $15,427, and $2,709 for fiscal years ended November 30, 2023, 2022 and 2021, respectively	10,610	(45,464)	(8,396)
Reclassification of net (gains) losses on hedges to net income, net of taxes of $(4,594), $(9,276), and $7,498 for fiscal years ended November 30, 2023, 2022 and 2021, respectively	13,793	26,953	(22,246)
Total change in unrealized gains (losses) on hedges, net of taxes	24,403	(18,511)	(30,642)
Foreign currency translation adjustments, net of taxes of $0 for fiscal years ended November 30, 2023, 2022 and 2021, respectively	102,419	(240,986)	(51,909)
Other comprehensive income (loss)	124,022	(245,223)	(66,712)
Comprehensive income	437,864	190,417	338,865
Less: Comprehensive income attributable to non-controlling interest	—	591	—
Comprehensive income attributable to Concentrix Corporation	$437,864	$189,826	$338,865

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency and share amounts in thousands)

		Concentrix Corporation Stockholders’ Equity
		Common Stock			Treasury stock
	Redeemable non-controlling interest	Shares	Amount	Additional paid-in capital	Shares	Amount	Retained earnings	Former parent company investment	Accumulated other comprehensive income (loss)	Total
Balances, November 30, 2020	$—	—	$—	$—	—	$—	$—	$2,305,899	$(3,814)	$2,302,085
Other comprehensive loss	—	—	—	—	—	—	—	—	(66,712)	(66,712)
Reclassification of net former parent investment in Concentrix	—	—	—	2,305,899	—	—	—	(2,305,899)	—	—
Issuance of common stock at separation and spin-off	—	51,135	5	(5)	—	—	—	—	—	—
Share-based compensation activity	—	459	—	49,873	—	—	—	—	—	49,873
Repurchase of common stock for tax withholdings on equity awards	—	—	—	—	195	(32,390)	—	—	—	(32,390)
Repurchase of common stock	—	—	—	—	138	(25,096)	—	—	—	(25,096)
Dividends	—	—	—	—	—	—	(13,082)	—	—	(13,082)
Net income	—	—	—	—	—	—	405,577	—	—	405,577
Balances, November 30, 2021	—	51,594	5	2,355,767	333	(57,486)	392,495	—	(70,526)	2,620,255
Other comprehensive loss	—	—	—	—	—	—	—	—	(245,223)	(245,223)
Equity awards issued as acquisition purchase consideration	—	—	—	15,725	—	—	—	—	—	15,725
Acquisition of non-controlling interest in subsidiary	2,000	—	—	—	—	—	—	—	—	—
Net income attributable to non-controlling interest	591	—	—	—	—	—	—	—	—	—
Purchase of non-controlling interest in subsidiary	(2,591)	—	—	91	—	—	—	—	—	91
Share-based compensation activity	—	773	—	56,730	—	—	—	—	—	56,730
Repurchase of common stock for tax withholdings on equity awards	—	—	—	—	96	(12,474)	—	—	—	(12,474)
Repurchase of common stock	—	—	—	—	842	(120,819)	—	—	—	(120,819)
Dividends	—	—	—	—	—	—	(53,430)	—	—	(53,430)
Net income	—	—	—	—	—	—	435,049	—	—	435,049
Balances, November 30, 2022	—	52,367	5	2,428,313	1,271	(190,779)	774,114	—	(315,749)	2,695,904
Other comprehensive income	—	—	—	—	—	—	—	—	124,022	124,022
Common stock issued as acquisition purchase consideration	—	14,862	2	1,084,894	—	—	—	—	—	1,084,896
Share-based compensation activity	—	654	—	69,314	—	—	—	—	—	69,314
Repurchase of common stock for tax withholdings on equity awards	—	—	—	—	169	(17,231)	—	—	—	(17,231)
Repurchase of common stock	—	—	—	—	709	(63,958)	—	—	—	(63,958)
Dividends	—	—	—	—	—	—	(63,495)	—	—	(63,495)
Net income	—	—	—	—	—	—	313,842	—	—	313,842
Balances, November 30, 2023	$—	67,883	$7	$3,582,521	2,149	$(271,968)	$1,024,461	$—	$(191,727)	$4,143,294

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)

	Fiscal Years Ended November 30,
	2023	2022	2021
Cash flows from operating activities:
Net income before non-controlling interest	$313,842	$435,640	$405,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	173,463	146,864	140,236
Amortization	214,832	162,673	136,939
Non-cash share-based compensation	62,113	47,142	36,176
Provision for doubtful accounts	10,236	3,329	(202)
Deferred income taxes	(121,711)	(30,824)	(25,729)
Unrealized foreign exchange loss (gain)	—	374	(305)
Loss on call options	14,629	—	—
Amortization of debt issuance costs	6,089	1,771	1,653
Pension and other post-retirement benefit costs	11,328	9,437	13,427
Pension and other post-retirement plan contributions	(12,143)	(12,776)	(14,563)
Gain on divestitures and related transaction costs	—	—	(13,197)
Change in acquisition contingent consideration	15,681	—	—
Other	306	537	140
Changes in operating assets and liabilities:
Accounts receivable, net	(45,895)	(53,129)	(139,104)
Payable to former parent	—	—	(22,825)
Accounts payable	9,341	14,626	(4,546)
Other operating assets and liabilities	25,897	(124,944)	501
Net cash provided by operating activities	678,008	600,720	514,178
Cash flows from investing activities:
Purchases of property and equipment	(180,532)	(140,018)	(149,079)
Premiums paid for call options	(14,629)	—	—
Acquisitions of business, net of cash and restricted cash acquired	(1,914,079)	(1,698,261)	(3,279)
Proceeds from divestitures, net of cash sold	—	—	73,708
Other investments	—	(1,000)	—
Net cash used in investing activities	(2,109,240)	(1,839,279)	(78,650)
Cash flows from financing activities:
Proceeds from the Restated Credit Facility - Term Loan	294,702	—	—
Repayments of the Restated Credit Facility - Term Loan	(194,702)	—	—
Proceeds from the Prior Credit Facility - Term Loan	—	2,100,000	—
Repayments of the Prior Credit Facility - Term Loan	(25,000)	(225,000)	—
Repayments of the original credit facility - original term loan	—	(700,000)	(200,000)
Proceeds from the Securitization Facility	1,964,000	1,831,000	1,316,000
Repayments of the Securitization Facility	(2,192,000)	(1,579,500)	(1,461,000)
Proceeds from the issuance of Senior Notes	2,136,987	—	—
Cash paid for debt issuance costs	(30,519)	(9,331)	—
Purchase of non-controlling interest in subsidiary	—	(2,500)	—
Cash paid for acquired earnout liabilities	(13,309)	—	—
Proceeds from exercise of stock options	7,201	9,588	13,697
Repurchase of common stock for tax withholdings on equity awards	(17,231)	(12,474)	(32,390)
Repurchase of common stock	(63,958)	(120,819)	(25,096)
Dividends paid	(63,495)	(53,430)	(13,082)
Net cash provided by (used in) financing activities	1,802,676	1,237,534	(401,871)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12,420)	(24,522)	(6,998)
Net increase (decrease) in cash, cash equivalents and restricted cash	359,024	(25,547)	26,659
Cash, cash equivalents and restricted cash at beginning of year	157,463	183,010	156,351
Cash, cash equivalents and restricted cash at end of year	$516,487	$157,463	$183,010

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)

	Fiscal Years Ended November 30,
	2023	2022	2021
Supplemental disclosures of cash flow information:
Interest paid on borrowings	$142,598	$67,601	$20,775
Income taxes paid	$217,252	$143,865	$159,826
Supplemental disclosure of non-cash investing activities:
Accrued costs for property and equipment purchases	$26,374	$12,675	$16,251

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
Basis of presentation (including principles of consolidation)
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, its majority-owned subsidiaries and entities over which the Company has control. All intercompany balances and transactions have been eliminated in consolidation.
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
Segment reporting
Concentrix operations are based on an integrated global delivery model whereby services under a client contract in one location may be provided from delivery centers located in one or more different countries, with a significant portion of the Company’s workforce located in the Philippines and India. Given the homogeneity of technology-infused CX services and the integrated delivery model, the Company operates in a single segment, based on how the chief operating decision maker (“CODM”) views and evaluates the Company’s operations in making operational and strategic decisions and assessments of financial performance. The Company’s President and Chief Executive Officer has been identified as the CODM.
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
Unbilled receivables
For the majority of service contracts, the Company performs the services prior to billing the client, and this amount is captured as an unbilled receivable included in accounts receivable, net on the consolidated balance sheet. Billing usually occurs in the month after the Company performs the services or in accordance with the specific contractual provisions.
Accounts receivable factoring
Following the combination with Webhelp (as further described in Note 3), the Company has continued Webhelp’s pre-existing factoring program with certain clients to sell accounts receivable under non-recourse agreements in exchange for cash proceeds.

Since the acquisition date through November 30, 2023, the Company sold $312,894 of receivables under these agreements. In some instances, the Company may continue to service the transferred receivables after factoring has occurred. However, any servicing of the trade receivable does not constitute significant continuing involvement and the Company does not carry any material servicing assets or liabilities.

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

Business combinations
The purchase price of a business combination is allocated to the assets acquired, liabilities assumed, and non-controlling interests in the acquired entity generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired entity and the Company and the value of the acquired assembled workforce, neither of which qualify for recognition as an intangible asset. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available. The Company includes the results of operations of the acquired business in the consolidated financial statements prospectively from the date of acquisition. Acquisition-related charges are recognized separately from the business combination and are expensed as incurred. These charges primarily include direct third-party professional and legal fees and integration-related costs.
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
The values assigned to intangible assets are based on estimates and judgment regarding expectations for the length of customer relationships and the success of the life cycle of technologies acquired in a business combination. Purchased intangible assets are amortized over the useful lives based on estimates of the use of the economic benefit of the asset or by using the straight line method.
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
The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through November 30, 2023, the Company has not experienced any credit losses on such deposits and derivative instruments.
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
In fiscal years 2023 and 2022, no client accounted for more than 10% of the Company’s consolidated revenue. In fiscal year 2021, one client accounted for 11.9% of the Company’s consolidated revenue.
As of November 30, 2023, no client comprised more than 10% of the Company’s total accounts receivable balance. As of November 30, 2022, one client comprised 12.4% of the Company’s total accounts receivable balance.
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
Selling, general and administrative expenses
Selling, general and administrative expenses are charged to income as incurred. Expenses of promoting and selling products and services are classified as selling expense and include such items as compensation, sales commissions and travel. General and administrative expenses include such items as compensation, cost of delivery centers, legal and professional costs, office supplies, non-income taxes, insurance and utility expenses. In addition, selling, general and administrative expenses include other operating items such as allowances for credit losses, depreciation and amortization of intangible assets.
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

Other comprehensive income
The primary components of other comprehensive income for the Company include foreign currency translation adjustments arising from the Company’s foreign legal entities, unrealized gains and losses on qualifying hedges, and changes in unrecognized pension and post-retirement benefits.
Share-based compensation
Share-based compensation cost for stock options, restricted stock awards and restricted stock units is determined based on the fair value at the measurement date. The Company recognizes share-based compensation cost as expense for these awards ratably on a straight-line basis over the requisite service period. Share-based compensation for performance-based restricted stock units is measured based on fair value at the initial measurement date and is adjusted each reporting period, as necessary, to reflect changes in management’s assessment of the probability that performance conditions will be satisfied and, for certain awards, for changes in the trading price of the Company’s common stock. The Company recognizes share-based compensation cost associated with its performance-based restricted stock units over the requisite service period if it is probable that the performance conditions will be satisfied. The Company accounts for expense reductions that result from the forfeiture of unvested awards in the period that the forfeitures occur.
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
Earnings per common share
Basic and diluted earnings per common share are calculated using the two-class method. The two-class method is an earnings allocation proportional to the respective ownership among holders of common stock and participating securities. The Company’s restricted stock awards and, effective in the fourth quarter of fiscal year 2023, restricted stock units are considered participating securities. These restricted stock awards and units are considered participating securities because holders have a non-forfeitable right to receive dividends. Basic earnings per common share is computed by dividing net income attributable to the Company’s common stockholders by the weighted-average common shares outstanding during the period. Diluted earnings per common share also considers the dilutive effect of in-the-money stock options and non-participating securities, calculated using the treasury stock method.

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
In November 2023, the FASB issued accounting standards update (“ASU”) 2023-07, which enhances the disclosures required for reportable segments in annual and interim consolidated financial statements. ASU 2023-07 is effective for the Company for annual reporting periods beginning with the fiscal year ending November 30, 2025 and for interim reporting periods beginning in fiscal year 2026. Early adoption is permitted. The Company is currently evaluating the impact that this update will have on its disclosures in the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, which requires enhanced income tax disclosures, including disaggregation of information in the rate reconciliation table and disaggregated information related to income taxes paid. The amendments in ASU 2023-09 are effective for the fiscal year ending November 30, 2026. The Company is currently evaluating the impact that this update will have on its disclosures in the consolidated financial statements.
No other new accounting pronouncements recently adopted or issued had or are expected to have a material impact on the consolidated financial statements.
NOTE 3—ACQUISITIONS AND DIVESTITURES:
Webhelp Combination
Background

On September 25, 2023, the Company completed its acquisition (the “Webhelp Combination”) of all of the issued and outstanding capital stock (the “Shares”) of Marnix Lux SA, a public limited liability company (société anonyme) incorporated under the laws of the Grand Duchy of Luxembourg (“Webhelp Parent”) and the parent company of the Webhelp business (“Webhelp”), from the holders thereof (the “Sellers”). The Webhelp Combination was completed pursuant to the terms and conditions of the Share Purchase and Contribution Agreement, dated as of June 12, 2023, as amended by the First Amendment to the Share Purchase and Contribution Agreement, dated as of July 14, 2023 (the “SPA”), by and among Concentrix, OSYRIS S.à r.l., a private limited liability company (société à responsabilité limitée) incorporated under the laws of the Grand Duchy of Luxembourg and a direct wholly owned subsidiary of Concentrix Corporation, Webhelp Parent, the Sellers, and certain representatives of the Sellers.

Webhelp is a leading provider of CX solutions, including sales, marketing, and payment services, with significant operations and client relationships in Europe, Latin America, and Africa. Since the closing of the Webhelp Combination, the Company has operated under the trade name “Concentrix + Webhelp” while it transitions Webhelp operations and branding to the Concentrix name.

Preliminary purchase price consideration

The total preliminary purchase price consideration, net of cash and restricted cash acquired, for the acquisition of Webhelp was $3,752.4 million, which was funded by proceeds from the Company’s August 2023 offering and sale of senior notes, term loan borrowings under the Company’s senior credit facility, and cash on hand. See Note 9—Borrowings for a further discussion of the Company’s senior notes, term loan, and senior credit facility.

The preliminary purchase price consideration to acquire Webhelp consisted of the following:

Cash consideration for Shares (1)	$529,160
Cash consideration for repayment of Webhelp debt and shareholder loan (2)	1,915,197
Total cash consideration	2,444,357
Equity consideration (3)	1,084,894
Earnout shares contingent consideration (4)	32,919
Sellers’ note consideration (5)	711,830
Total consideration transferred	4,274,000
Less: Cash and restricted cash acquired (6)	521,602
Total purchase price consideration	$3,752,398

(1) Represents the cash consideration paid, and to be paid, in the aggregate amount of €500,000, as adjusted in accordance with the SPA.
(2) Represents the cash consideration paid to repay Webhelp’s outstanding senior loan debt and shareholder loan.
(3) Represents the issuance of 14,862 shares of common stock, par value $0.0001 per share, of Concentrix Corporation (the “Concentrix common stock”).
(4) Represents the contingent right for the Sellers to earn additional shares of Concentrix common stock (the “Earnout Shares”). The estimated fair value of this contingent consideration was determined using a Monte-Carlo simulation model. The inputs include the closing price of Concentrix common stock as of the Closing Date, Concentrix-specific historical equity volatility, and the risk-free rate. See further details below.
(5) Represents a promissory note issued by Concentrix Corporation in the aggregate principal amount of €700,000 to certain Sellers. See Note 9—Borrowings for a further discussion of this promissory note.
(6) Represents the Webhelp cash and restricted cash balance acquired at the Closing Date.
The Company granted Sellers the contingent right to earn an additional 750 shares of Concentrix common stock if certain conditions set forth in the SPA occur, including the share price of Concentrix common stock reaching $170.00 per share within seven years from the closing of the Webhelp Combination (the “Closing Date”) (based on daily volume weighted average prices measured over a specified period). Prior to the Closing Date, Concentrix and certain Sellers entered into stock restriction agreements (the “Stock Restriction Agreements”), pursuant to which such Sellers (the “Restricted Stock Participants”) agreed to contribute in kind to the Company, and the Company agreed to receive, certain of the Restricted Stock Participants’ Shares in exchange for the issuance of shares of Concentrix common stock with certain restrictions thereon (the “Restricted Shares”) in lieu of such Sellers’ right to a portion of the Earnout Shares. On the Closing Date, the Company issued approximately 80 Restricted Shares in exchange for certain of the Restricted Stock Participants’ Shares. The Restricted Shares are non-transferable and non-assignable and are not entitled to any dividends or distributions unless and until the restrictions lapse, as set forth in the Stock Restriction Agreements. The Restricted Shares will be automatically cancelled by the Company for no consideration in the event that the restrictions on the Restricted Shares do not lapse. The Restricted Stock Participants have waived any and all rights as a holder of Restricted Shares to vote on any matter submitted to the holders of Concentrix common stock.

Preliminary purchase price allocation
The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The purchase price was allocated to the assets acquired and liabilities assumed based on management’s estimate of the respective fair values at the date of acquisition. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of goodwill were the assembled workforce, comprehensive service portfolio delivery capabilities and strategic benefits that are expected to be realized from the acquisition. None of the goodwill is expected to be deductible for income tax purposes.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date:

As of
September 25, 2023
Assets acquired:
Cash and cash equivalents	$332,749
Accounts receivable	457,264
Other current assets (1)	454,906
Property and equipment	325,753
Identifiable intangible assets	1,984,000
Goodwill	2,085,344
Deferred tax assets	17,680
Other assets	408,884
6,066,580

Liabilities assumed:
Accounts payable	68,132
Accrued compensation and benefits	268,213
Other accrued liabilities	563,738
Income taxes payable	72,052
Debt (current portion and long-term)	8,589
Deferred tax liabilities	410,918
Other long-term liabilities	400,938
Total liabilities assumed	1,792,580

Total consideration transferred	$4,274,000
(1) Includes restricted cash acquired of $188,853.

As of November 30, 2023, the purchase price allocation is preliminary. The preliminary purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (not to exceed twelve months following the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of identifiable intangible assets acquired, the fair value of certain tangible assets acquired and liabilities assumed, and deferred income taxes. The Company expects to continue to obtain information for the purpose of determining the fair value of the assets acquired and liabilities assumed on the acquisition date throughout the remainder of the measurement period.

The preliminary purchase price allocation includes $1,984,000 of acquired identifiable intangible assets, all of which have finite lives. The fair value of the identifiable intangible assets has been estimated by using the income approach through a discounted cash flow analysis of certain cash flow projections. The cash flow projections are based on forecasts used by the Company to price the Webhelp Combination, and the discount rates applied were benchmarked by referencing the implied rate of return of the Company’s pricing model and the weighted average cost of capital. The intangible assets are being amortized over their estimated useful lives on either a straight-line basis or an accelerated method that reflects the economic benefit of the asset. The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future forecasted cash flows of the Company following the acquisition of Webhelp.

The preliminary amounts allocated to intangible assets are as follows:

	Gross Carrying Amount	Weighted-Average Useful Life	Amortization Method
Customer relationships	$1,882,000	15 years	Accelerated
Trade name	102,000	3 years	Straight-line
Total	$1,984,000

Supplemental Pro Forma Information (unaudited)

The supplemental pro forma financial information presented below is for illustrative purposes only, does not include the pro forma adjustments that would be required under Regulation S-X for pro forma financial information, is not necessarily indicative of the financial position or results of operations that would have been realized if the combination with Webhelp had been completed on December 1, 2021, does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances.

The supplemental pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the combination with Webhelp had occurred on December 1, 2021 to give effect to certain events that the Company believes to be directly attributable to the acquisition. These pro forma adjustments primarily include:

•A net increase in amortization expense that would have been recognized due to acquired identifiable intangible assets.
•A net increase to interest expense to reflect the additional borrowings of Concentrix incurred in connection with the combination as previously described and the repayment of Webhelp’s historical debt in conjunction with the combination.
•The related income tax effects of the adjustments noted above.

The supplemental pro forma financial information for the prior fiscal years ended November 30, 2023 and 2022 is as follows:

	Fiscal Years Ended November 30,
	2023	2022
Revenue	$9,485,600	$8,919,195
Net income	177,611	238,242

Results of acquired operations

The results of the acquired operations of Webhelp have been included in the consolidated financial statements since the acquisition date. The following table provides the results of acquired operations included in the consolidated statement of operations from the acquisition date through November 30, 2023:

Fiscal Year Ended
November 30, 2023
Revenue	$574,351
Income before income taxes	1,302

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
Purchase price consideration
The total purchase price consideration, net of cash and restricted cash acquired, for the acquisition of PK was $1,573.3 million, which was funded by proceeds from the Company’s term loan under its prior credit agreement dated as of October 16, 2020 (the “Prior Credit Facility”) and additional borrowings under its accounts receivable securitization facility (the “Securitization Facility”). See Note 9—Borrowings for a further discussion of the Company’s term loan, senior credit facility and the Securitization Facility.
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
(2) Represents the cash consideration paid for certain vested PK stock option awards and restricted stock unit awards.
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
Purchase price allocation

The acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. The purchase price was allocated to the assets acquired, liabilities assumed and non-controlling interest based on management’s estimate of the respective fair values at the date of acquisition. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of goodwill were the assembled workforce, comprehensive service portfolio delivery capabilities and strategic benefits that are expected to be realized from the acquisition. None of the goodwill is deductible for income tax purposes.

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

The amounts allocated to intangible assets are as follows:

	Gross Carrying Amount	Weighted-Average Useful Life	Acceleration Method
Customer relationships	$398,600	15 years	Accelerated
Technology	63,500	5 years	Straight-line
Trade name	5,000	3 years	Straight-line
Non-compete agreements	2,200	3 years	Straight-line
Total	$469,300

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

The purchase price allocation includes $40,200 of acquired identifiable intangible assets, all of which have finite lives. The fair value of the identifiable intangible assets has been estimated using the income approach through a discounted cash flow analysis of certain cash flow projections. The intangible assets are being amortized over their estimated useful lives on either a straight-line basis or an accelerated method that reflects the economic benefit of the asset. The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future forecasted cash flows of the Company following the acquisition of ServiceSource. During the measurement period included in the fiscal year ended November 30, 2023, measurement period adjustments were recorded to finalize net deferred tax assets at the acquired value as disclosed in the table above, resulting in a corresponding decrease to goodwill. The purchase price allocation is now final.

The amounts allocated to intangible assets are as follows:

	Gross Carrying Amount	Weighted-Average Useful Life	Acceleration Method
Customer relationships	$31,370	15 years	Accelerated
Technology	5,640	5 years	Straight-line
Trade name	3,190	3 years	Straight-line
Total	$40,200

Acquisition-related and integration expenses

In connection with the acquisitions of PK and ServiceSource and the Webhelp Combination, the Company incurred $71,336, $33,763, and $825 of acquisition-related and integration expenses for the fiscal years ended 2023, 2022 and 2021, respectively. These expenses primarily include legal and professional services, cash-settled awards, severance and retention payments and costs associated with lease terminations to integrate the businesses. These acquisition-related and integration expenses were recorded within selling, general and administrative expenses in the consolidated statement of operations.
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
NOTE 4—SHARE-BASED COMPENSATION:
In November 2020, in connection with the spin-off, TD SYNNEX, as sole stockholder of Concentrix, approved the Concentrix Corporation 2020 Stock Incentive Plan (the “Concentrix Stock Incentive Plan”) and the Concentrix Corporation 2020 Employee Stock Purchase Plan (the “Concentrix ESPP”), each to be effective upon completion of the spin-off. 4,000 shares of Concentrix common stock were reserved for issuance under the Concentrix Stock Incentive Plan, and 1,000 shares of Concentrix common stock were authorized for issuance under the Concentrix ESPP. In December 2021 and 2022, respectively, 523 and 520 additional shares of Concentrix common stock were reserved for issuance under the Concentrix Stock Incentive Plan resulting from an automatic annual increase pursuant to the terms of the plan.
The Company recorded share-based compensation expense in the consolidated statements of operations for fiscal years 2023, 2022 and 2021 as follows:

	Fiscal Years Ended November 30,
	2023	2022	2021
Total share-based compensation	$62,493	$47,516	$36,762
Tax benefit recorded in the provision for income taxes	(15,623)	(12,069)	(9,234)
Effect on net income	$46,870	$35,447	$27,528
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

A summary of the changes in the employee stock options during fiscal years 2021, 2022, and 2023 is presented below:

	Options Outstanding
	Number of shares (in thousands)	Weighted- average exercise price per share
Balance as of December 1, 2020 (converted from former parent stock options in connection with the spin-off) (1)	684	$45.84
Options granted	26	119.72
Options exercised	(269)	43.34
Balance as of November 30, 2021	441	51.75
Options granted	—	—
Options issued in conversion of certain vested PK stock options (2)	119	45.81
Options exercised	(165)	46.38
Balance as of November 30, 2022	395	52.60
Options granted	—	—
Options exercised	(100)	45.50
Options cancelled	(1)	30.70
Balance as of November 30, 2023	294	$54.45
(1)Amounts represent Concentrix awards, including those held by TD SYNNEX employees.
(2)Amounts represent the issuance of vested Concentrix stock options that were issued in conversion of certain vested PK stock options that were assumed by Concentrix pursuant to the merger agreement with PK.
As of November 30, 2023, 294 options were outstanding with a weighted-average life of 4.85 years and an aggregate pre-tax intrinsic value of $12,326. As of November 30, 2023, 262 options were vested and exercisable with a weighted-average life of 4.68 years, a weighted-average exercise price of $51.87 per share, and an aggregate pre-tax intrinsic value of $11,431.
As of November 30, 2023, the unamortized share-based compensation expense related to unvested stock options under the Concentrix Stock Incentive Plan was $538, which will be recognized over an estimated weighted-average amortization period of 1.54 years.
Restricted Stock Awards, Restricted Stock Units and Performance-Based Restricted Stock Units
The fair value of restricted stock awards and restricted stock units granted under the Concentrix Stock Incentive Plan in fiscal year 2023 were determined based on the trading price of the Company’s common stock on the date of grant. The awards are expensed on a straight line basis over the vesting term, typically three or four years. The holders of restricted stock awards are entitled to the same voting, dividend and other rights as the Company’s common stockholders.

In fiscal years 2023 and 2022, the Company granted performance-based restricted stock units to the Company’s senior executive team. The performance-based restricted stock units will vest, if at all, upon the achievement of certain annual financial targets during the three-year periods ending November 30, 2025 and November 30, 2024, respectively.

The Company granted performance-based restricted stock units in fiscal year 2021. These performance-based restricted stock units vested during fiscal year 2023 upon achievement of certain annual financial targets during the three-year period ending November 30, 2023.
A summary of the changes in the non-vested restricted stock awards, restricted stock units, and performance-based stock units during fiscal years 2021, 2022, and 2023, including the conversion of former parent awards and stock units previously discussed, is presented below:

	Number of shares (in thousands)	Weighted-average, grant-date fair value per share
Balance as of December 1, 2020 (converted from former parent awards and units in connection with the spin-off) (1)	827	$51.53
Awards granted	495	134.65
Units granted (2)	226	154.53
Awards and units vested	(504)	61.95
Awards and units cancelled/forfeited	(64)	84.20
Non-vested as of November 30, 2021	980	109.92
Awards granted	510	139.31
Units granted (2)	294	130.98
Awards and units vested	(283)	91.62
Awards and units cancelled/forfeited	(106)	118.79
Non-vested as of November 30, 2022	1,395	124.69
Awards granted	60	135.01
Units granted (2)	1,828	74.64
Performance-based units vested in excess of target (3)	17	159.97
Awards and units vested	(513)	122.76
Awards and units cancelled/forfeited	(114)	138.88
Non-vested as of November 30, 2023	2,673	$92.80
(1)Amounts represent Concentrix awards, including those held by TD SYNNEX employees.
(2)For performance-based restricted stock units, the target number of shares that can be awarded upon full vesting of the grants is included.
(3)Amounts represent performance-based awards that vested in excess of the target number of shares for the fiscal year 2021 performance-based grants.

As of November 30, 2023, there was $211,603 of total unamortized share-based compensation expense related to non-vested restricted stock awards, restricted stock units and performance-based restricted stock units granted under the Concentrix Stock Incentive Plan. That cost is expected to be recognized over an estimated weighted-average amortization period of 2.65 years.
NOTE 5—BALANCE SHEET COMPONENTS:
Cash, cash equivalents and restricted cash:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	As of November 30,
	2023	2022
Cash and cash equivalents	$295,336	$145,382
Restricted cash included in other current assets	221,151	12,081
Cash, cash equivalents and restricted cash	$516,487	$157,463
Restricted cash balances relate primarily to funds held for clients, restrictions placed on cash deposits by banks as collateral for the issuance of bank guarantees and the terms of a government grant, and letters of credit for leases. The Company had a corresponding current liability recorded in other accrued liabilities on the consolidated balance sheet related to funds held for clients of approximately $218,228 and $9,679 as of November 30, 2023 and 2022, respectively.

Accounts receivable, net:

Accounts receivable, net is comprised of the following as of November 30, 2023 and 2022:

	As of November 30,
	2023	2022
Billed accounts receivable	$1,082,469	$782,049
Unbilled accounts receivable	818,954	613,222
Less: Allowance for doubtful accounts	(12,533)	(4,797)
Accounts receivable, net	$1,888,890	$1,390,474

Allowance for doubtful trade receivables:

Presented below is a progression of the allowance for doubtful trade receivables:

	Fiscal Years Ended November 30,
	2023	2022	2021
Balance at beginning of period	$4,797	$5,421	$8,963
Net additions (reductions)	10,236	3,329	(202)
Write-offs and reclassifications	(2,500)	(3,953)	(3,340)
Balance at end of period	$12,533	$4,797	$5,421

Property and equipment, net:

The following table summarizes the carrying amounts and related accumulated depreciation for property and equipment as of November 30, 2023 and 2022:

	As of November 30,
	2023	2022
Land	$28,039	$27,336
Equipment, computers and software	762,961	542,209
Furniture and fixtures	157,425	89,167
Buildings, building improvements and leasehold improvements	566,384	362,218
Construction-in-progress	35,175	14,975
Total property and equipment, gross	$1,549,984	$1,035,905
Less: Accumulated depreciation	(801,293)	(632,076)
Property and equipment, net	$748,691	$403,829

Shown below are the countries where 10% or more and other significant concentrations of the Company’s property and equipment, net are located as of November 30, 2023 and 2022:

	As of November 30,
	2023	2022
Property and equipment, net:
United States	$123,335	$123,184
Philippines	75,943	76,361
France	65,599	284
India	51,248	42,698
Others	432,566	161,302
Total	$748,691	$403,829
Accumulated other comprehensive income (loss):
The components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes, were as follows:

	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on hedges, net of taxes	Foreign currency translation adjustment and other, net of taxes	Total
Balance, November 30, 2021	$(22,745)	$(1,403)	$(46,378)	$(70,526)
Other comprehensive income (loss) before reclassification	14,274	(45,464)	(240,986)	(272,176)
Reclassification of (gains) losses from other comprehensive income (loss)	—	26,953	—	26,953
Balance, November 30, 2022	$(8,471)	$(19,914)	$(287,364)	$(315,749)
Other comprehensive income (loss) before reclassification	(2,800)	10,610	102,419	110,229
Reclassification of gains from other comprehensive income (loss)	—	13,793	—	13,793
Balance, November 30, 2023	$(11,271)	$4,489	$(184,945)	$(191,727)
Refer to Note 7—Derivative Instruments for the location of gains and losses on cash flow hedges reclassified from other comprehensive income (loss) to the consolidated statements of operations. Reclassifications of amortization of actuarial (gains) losses of defined benefit plans is recorded in “Other expense (income), net” in the consolidated statement of operations.
NOTE 6—GOODWILL AND INTANGIBLE ASSETS:

Goodwill

The Company tests goodwill for impairment annually as of the fourth quarter of its fiscal year and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Goodwill impairment testing is performed at the reporting unit level. Based on the current year assessment, the Company concluded that no impairment charges were necessary for the Company’s reporting unit. The Company has not recorded any impairment charges related to goodwill during the three-year period ended November 30, 2023.

Below is a progression of goodwill for fiscal years 2023 and 2022:

	Fiscal Years Ended November 30,
	2023	2022
Balance, beginning of year	$2,904,402	$1,813,502
Acquisitions	2,085,344	1,165,072
Acquisition measurement period adjustments	(10,592)	—
Foreign currency translation	99,514	(74,172)
Balance, end of year	$5,078,668	$2,904,402
Other Intangible Assets

The Company’s other intangible assets, primarily acquired through business combinations, are subject to amortization and are evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amounts. No impairment charges were recognized in any period presented. As of November 30, 2023 and 2022, the Company’s other intangible assets consisted of the following:

	As of November 30, 2023			As of November 30, 2022
	Gross amounts	Accumulated amortization	Net amounts	Gross amounts	Accumulated amortization	Net amounts
Customer relationships	$3,670,246	$(1,011,201)	$2,659,045	$1,731,610	$(811,727)	$919,883
Technology	79,739	(36,174)	43,565	79,728	(21,820)	57,908
Trade names	118,823	(17,255)	101,568	14,552	(8,291)	6,261
Non-compete agreements	2,200	(1,413)	787	2,200	(680)	1,520
	$3,871,008	$(1,066,043)	$2,804,965	$1,828,090	$(842,518)	$985,572

Amortization expense for intangible assets was $214,832, $162,673, and $136,939 for the fiscal years ended November 30, 2023, 2022 and 2021, respectively, and the related estimated expense for the five subsequent fiscal years and thereafter is as follows:

Fiscal Years Ending November 30,	Amortization Expense
2024	$462,969
2025	430,917
2026	383,247
2027	289,852
2028	245,713
Thereafter	992,267
Total	$2,804,965
The remaining weighted average amortization period for customer relationships and other intangible assets is approximately 14 years.

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
Cash Flow Hedges
To protect gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s legal entities with functional currencies that are not U.S. dollars may hedge a portion of forecasted revenue or costs not denominated in the entities’ functional currencies. These instruments mature at various dates through November 2025. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of “Revenue” in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of foreign currency costs are recognized as a component of “Cost of revenue” or “Selling, general and administrative expenses” in the same period as the related costs are recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions.
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
During the second quarter of 2023, the Company entered into short-term foreign exchange forward call option contracts to offset the foreign exchange risk associated with the cash payment required to be made in euros upon the closing of the Webhelp Combination. These derivatives were not designated as hedging instruments and were adjusted to fair value through earnings and included in other expense (income), net in the consolidated statement of operations. These derivatives were settled subsequent to the Webhelp Combination.
Cross-currency interest rate swaps
In connection with the closing of the Webhelp Combination, the Company entered into cross-currency swap arrangements with certain financial institutions for a total notional amount of $500,000 of the Company’s senior notes. In addition to aligning the currency of a portion of the Company’s interest payments to the Company’s euro-denominated cash flows, the arrangements, together with intercompany loans and additional intercompany cross-currency interest rate swap arrangements described below, effectively converted $250,000 aggregate principal amount of the Company’s 6.650% Senior Notes due 2026 and $250,000 aggregate principal amount of the Company’s 6.660% Senior Notes due 2028 into synthetic fixed euro-based debt at weighted average interest rates of 5.12% and 5.18%, respectively.

Concurrent with entering into the cross-currency interest rate swaps with certain financial institutions, Marnix SAS, a wholly owned subsidiary of Concentrix, entered into corresponding U.S. dollar denominated intercompany loan agreements with certain other subsidiaries of Concentrix with identical terms and notional amounts as the underlying $500,000 U.S. dollar denominated senior notes, with reciprocal cross currency interest rate swaps.

The cross-currency interest rate swaps are designated as fair value hedges.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets
The fair values of the Company’s derivative instruments are disclosed in Note 8—Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item	November 30, 2023	November 30, 2022
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$2,173,330	$1,465,853
Other current assets	16,078	22,839
Other accrued liabilities	20,856	14,934
Derivative instruments designated as fair value hedges:
Cross-currency interest rate swaps (notional value)	$471,604	$—
Other long-term liabilities	17,219	—
Derivative instruments designated as cash flow hedges:
Foreign exchange forward contracts (notional value)	$996,667	$963,844
Other current assets and other assets	14,330	6,389
Other accrued liabilities and other long-term liabilities	2,724	32,935
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

		Fiscal Years Ended November 30,
	Location of gain (loss) in statement of operations	2023	2022	2021
Derivative instruments designated as cash flow and fair value hedges:
(Losses) gains recognized in OCI:
Foreign exchange forward contracts		$19,199	$(60,891)	$(11,105)
Cross-currency interest rate swaps		(3,651)	—	—
		$15,548	$(60,891)	$(11,105)

Gains (losses) reclassified from AOCI into income:
Foreign exchange forward contracts
Gain reclassified from AOCI into income	Revenue for services	$222	$—	$—
(Loss) gain reclassified from AOCI into income	Cost of revenue for services	(13,864)	(28,108)	21,138
(Loss) gain reclassified from AOCI into income	Selling, general and administrative expenses	(4,745)	(8,121)	8,606
Total		$(18,387)	$(36,229)	$29,744

Derivative instruments not designated as hedging instruments:
Loss recognized from foreign exchange forward contracts, net(1)	Other expense (income), net	$(13,007)	$(57,983)	$(2,880)
Loss recognized from foreign exchange call options contracts, net	Other expense (income), net	(14,629)	—	—
Total		$(27,636)	$(57,983)	$(2,880)
(1)    The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net gains in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $9,209.
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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of November 30, 2023				As of November 30, 2022
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets measured at fair value:
Cash equivalents	$52,847	$52,847	$—	$—	$89,932	$89,932	$—	$—
Foreign government bond	1,853	1,853	—	—	1,529	1,529	—	—
Forward foreign currency exchange contracts	30,408	—	30,408	—	29,228	—	29,228	—
Liabilities measured at fair value:
Forward foreign currency exchange contracts	23,580	—	23,580	—	47,869	—	47,869	—
Cross-currency interest rate swaps	17,219	—	17,219	—	—	—	—	—
Acquisition contingent consideration	48,600	—	48,600	—	—	—	—	—
Liabilities measured at other than fair value:
Long term debt (senior notes)
Fair value	2,146,554	—	2,146,554	—	—	—	—	—
Carrying amount	2,131,870	—	—	—	—	—	—	—
The Company’s cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Investment in foreign government bond classified as an available-for-sale debt security is recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates. Fair values of long-term foreign currency exchange contracts are measured using valuations based upon quoted prices for similar assets and liabilities in active markets and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. The fair values of the cross-currency interest rate swaps are determined using a market approach that is based on observable inputs other than quoted market prices, including contract terms, interest rates, currency rates, and other market factors. The estimated fair value of the acquisition contingent consideration was determined using a Monte-Carlo simulation model. The inputs include the closing price of Concentrix common stock as of the reporting period end date, Concentrix-specific historical equity volatility, and the risk-free rate.

The effect of nonperformance risk on the fair value of derivative instruments was not material as of November 30, 2023 and 2022.
The carrying values of term deposits with maturities less than one year, accounts receivable and accounts payable approximate fair value due to their short maturities and interest rates that are variable in nature. The carrying values of the outstanding balance on the term loan under the Company’s senior credit facility and the outstanding balance on the Securitization Facility approximate their fair values since they bear interest rates that are similar to existing market rates. The fair values of the 2026 Notes, 2028 Notes, and 2033 Notes (as defined in Note 9) were based on quoted prices in active markets and are classified within Level 2 of the fair value hierarchy. The Company does not adjust the quoted market prices for such financial instruments.
During fiscal years 2023, 2022 and 2021, there were no transfers between the fair value measurement category levels.
NOTE 9—BORROWINGS:
Borrowings consist of the following:

	As of November 30,
	2023	2022
Other loans	$2,313	$—
Current portion of long-term debt	$2,313	$—

6.650% Senior Notes due 2026	$800,000	$—
6.600% Senior Notes due 2028	800,000	—
6.850% Senior Notes due 2033	550,000	—
Credit Facility - Term Loan component	1,950,000	1,875,000
Securitization Facility	128,500	356,500
Sellers' Note	762,286	—
Other loans	5,301	—
Long-term debt, before unamortized debt discount and issuance costs	4,996,087	2,231,500
Less: unamortized debt discount and issuance costs	(56,375)	(7,212)
Long-term debt, net	$4,939,712	$2,224,288
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

The Company used the net proceeds of the offering and sale of the Senior Notes, together with approximately $294,702 of delayed draw borrowings under its $2,144,700 senior unsecured term loan facility and cash on hand, to pay the cash portion of the Webhelp Combination consideration, repay approximately $1,915,197 of existing indebtedness of Webhelp Parent and its subsidiaries, and pay related fees and expenses in connection with the Webhelp Combination. The remaining proceeds were used for general corporate purposes of the Company.

The Company incurred debt discount and issuance costs of approximately $19,300 associated with the Senior Notes during the fiscal year ended November 30, 2023, which are being amortized over the applicable maturity dates.
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
The incurrence of the acquisition-related indebtedness that would be funded by the Acquisition Tranche of the Bridge Facility (or permanent financing in lieu thereof) and by the Sellers’ Note was not permitted under the Prior Credit Facility. Therefore, on April 21, 2023, the Company entered into an Amendment and Restatement Agreement (the “Amendment Agreement”) with the lenders party thereto, JPMorgan Chase Bank, N.A. and Bank of America, N.A. to amend and restate the Prior Credit Facility (as amended and restated, the “Restated Credit Facility”). As a result of having entered into the Amendment Agreement, among other things, the Company obtained requisite lender consent to incur acquisition-related indebtedness, and pursuant to the terms of the Bridge Commitment Letter, the commitments with respect to the Term Loan Amendment Tranche and the Revolver Amendment Tranche of the Bridge Facility were each reduced to zero, and the Acquisition Tranche was reduced by approximately $294,702. On August 2, 2023, the remaining outstanding commitment of approximately $2,145,298 under the Bridge Commitment Letter was reduced to zero in connection with the issuance of the Senior Notes.
The Restated Credit Facility provides for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $1,042,500. The Restated Credit Facility also provides for a senior unsecured term loan facility in an aggregate principal amount not to exceed approximately $2,144,700 (the “Term Loan”), of which $1,850,000 was incurred upon the amendment and approximately $294,702 was drawn on a delayed draw basis on the Closing Date (the “Delayed Draw Term Loans”). Aggregate borrowing capacity under the Restated Credit Facility may be increased by up to an additional $500,000 by increasing the amount of the revolving credit facility or by incurring additional term loans, in each case subject to the satisfaction of certain conditions set forth in the Restated Credit Facility, including the receipt of additional commitments for such increase. During the fiscal year ended November 30, 2023, the Company voluntarily prepaid $194,702 of the principal balance on the Term Loan, without penalty, resulting in an outstanding balance at November 30, 2023 of approximately $1,950,000.
The maturity date of the Restated Credit Facility remains December 27, 2026, subject, in the case of the revolving credit facility, to two one-year extensions upon the Company’s prior notice to the lenders and the agreement of the lenders to extend such maturity date. Due to the voluntary prepayments previously described, no principal payment on the term loans is due until fiscal year 2026 with the remaining outstanding principal amount due in full on the maturity date.

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
At November 30, 2023 and 2022, no amounts were outstanding under the Company’s revolving credit facility.
During the fiscal year ended November 30, 2023, the Company voluntarily prepaid $25,000 of the principal balance on the term loans under the Prior Credit Facility, without penalty.
The Company paid and expensed a total of $21,617 in Bridge Facility financing fees during the fiscal year ended November 30, 2023. During the fiscal year ended November 30, 2023, the Company paid $3,369 in debt amendment fees related to the Restated Credit Facility. The debt amendment fees that were capitalized are being amortized over the remaining life of the Restated Credit Facility.
Securitization Facility
On July 6, 2022, the Company entered into an amendment to the Securitization Facility, which was initially entered into on October 30, 2020, to (i) increase the commitment of the lenders to provide available borrowings from up to $350,000 to up to $500,000, (ii) extend the termination date of the Securitization Facility from October 28, 2022 to July 5, 2024, and (iii) replace LIBOR with SOFR as one of the reference rates used to calculate interest on borrowings under the Securitization Facility. In addition, the interest rate margins were amended, such that borrowings under the Securitization Facility that are funded through the issuance of commercial paper bear interest at the applicable commercial paper rate plus a spread of 0.70% and, otherwise, at a per annum rate equal to the applicable SOFR rate (which includes a credit spread adjustment to the SOFR rate of 0.10%), plus a spread of 0.80%. Amounts drawn under this Securitization Facility have been classified as long-term debt within the consolidated balance sheet based on the Company’s ability and intent to refinance on a long-term basis as of November 30, 2023.

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
Sellers’ Note
On September 25, 2023, as part of the consideration for the Webhelp Combination, Concentrix Corporation issued the Sellers’ Note in the aggregate principal amount of €700,000 to certain Sellers (the “Noteholders”). The stated rate of interest associated with the Sellers’ Note is two percent (2%) per annum, which is below the Company’s expected borrowing rate. As a result, the Company discounted the Sellers’ Note by €31,500 using an approximate 4.36% imputed annual interest rate. This discounting resulted in an initial value of €668,500 or $711,830. The discount value is being amortized into interest expense over the two-year term. All stated principal and accrued interest will be due and payable on September 25, 2025.

Covenant compliance
As of November 30, 2023, Concentrix was in compliance with all covenants for the above arrangements.

Future principal payments
As of November 30, 2023, future principal payments under the above loans for the subsequent fiscal years are as follows:

Amount
Fiscal Years Ending November 30,
2024	$130,813
2025	767,587
2026	819,768
2027	1,930,232
2028	800,000
Thereafter	550,000
Total	$4,998,400
NOTE 10—REVENUE:
Disaggregated revenue
In the following tables, the Company’s revenue is disaggregated by primary industry verticals and geographic locations:

	Fiscal Years Ended November 30,
	2023	2022	2021
Industry vertical:
Technology and consumer electronics	$2,205,834	$1,980,666	$1,759,203
Retail, travel and ecommerce	1,448,666	1,184,086	985,550
Communications and media	1,117,694	1,076,289	1,005,283
Banking, financial services and insurance	1,091,853	967,810	862,033
Healthcare	696,266	608,169	489,855
Other	554,393	507,453	485,091
Total	$7,114,706	$6,324,473	$5,587,015
The following table presents revenue by geographical locations where the Company’s services are delivered. Shown below are the countries that account for the Company’s revenue for the periods presented:

	Fiscal Years Ended November 30,
	2023	2022	2021
Revenue by geography:
Philippines	$1,585,878	$1,476,706	$1,335,326
United States	1,304,797	1,388,514	884,777
India	898,250	811,492	723,495
Canada	317,410	326,162	338,255
Germany	232,729	232,282	233,001
Great Britain	205,437	211,219	307,109
Others	2,570,205	1,878,098	1,765,052
Total	$7,114,706	$6,324,473	$5,587,015
Deferred revenue contract liabilities and deferred costs to obtain or fulfill a contract are not material.

NOTE 11—PENSION AND EMPLOYEE BENEFITS PLANS:
The Company has a 401(k) plan in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in the 401(k) plan on the first day of the month after their employment date. The Company may make discretionary contributions under the plan. Employees in most of the Company’s non-U.S. legal entities are covered by government mandated defined contribution plans. During fiscal years 2023, 2022 and 2021, the Company contributed $89,767, $83,792 and $72,561, respectively, to defined contribution plans.
Defined Benefit Plans
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
The Company’s measurement date for all defined benefit plans and other post-retirement benefits is November 30. The plan assumptions for both the U.S. and non-U.S. defined benefit pension plans are evaluated annually and are updated as deemed necessary. Net benefit costs related to defined benefit plans were $11,328, $9,437 and $13,427, during fiscal years 2023, 2022 and 2021, respectively.
Components of pension cost for the Company’s defined benefit plans are as follows:

	Fiscal Years Ended November 30,
	2023	2022	2021
Service costs	$6,937	$7,031	$8,148
Interest costs on projected benefit obligation	10,306	6,828	6,284
Expected return on plan assets	(6,208)	(6,562)	(6,032)
Amortization and deferrals, net	98	1,540	4,542
Settlement charges	195	600	485
Total pension costs	$11,328	$9,437	$13,427

Service costs are recorded in cost of services and selling, general and administrative expenses while the remaining components of total pension costs are recorded within other expense (income), net in the consolidated statements of operations.

The status of the Company’s defined benefit plans is summarized below:

	Fiscal Years Ended November 30,
	2023	2022
Change in Benefit Obligation:
Benefit obligation at beginning of year	$209,166	$266,620
Service costs	6,937	7,031
Interest costs	10,306	6,828
Actuarial gains (1)	(1,942)	(43,290)
Benefits paid	(13,761)	(16,899)
Acquisitions	12,499	—
Settlements	(14,771)	(4,676)
Foreign currency adjustments	131	(6,448)
Projected obligation at end of year	$208,565	$209,166

Change in Plan Assets:
Fair value of plan assets at beginning of year	$137,351	$161,931
Actual return on assets	2,358	(20,648)
Settlements	(14,771)	(5,195)
Employer contributions	12,143	12,776
Benefits paid	(10,119)	(10,754)
Foreign currency adjustments	(210)	(759)
Fair value of plan assets at end of year	$126,752	$137,351

Funded Status of Plans:
Unfunded status	$81,813	$71,815
(1)The actuarial gains in fiscal year 2022 were primarily due to an increase in the discount rate for the Company’s cash balance plan as of the November 30, 2022 measurement date.
Amounts recognized in the consolidated balance sheet and recorded within other accrued liabilities and other long-term liabilities as of November 30, 2023 and 2022 consist of the following:

	As of November 30,
	2023	2022
Current liability	$16,946	$14,913
Non-current liability	64,867	56,902
Total	$81,813	$71,815
The accumulated benefit obligation for all defined benefit pension plans was $188,058 and $200,198 at November 30, 2023 and 2022, respectively.

The following weighted-average rates were used in determining the benefit obligations as of November 30, 2023 and 2022:

	As of November 30,
	2023	2022
Discount rate	3.6% - 7.1%	4.0% - 7.5%
Interest crediting rate for cash balance plan	4.0%	4.0%
Expected rate of future compensation growth	1.8% - 8.0%	1.8% - 8.8%
The following weighted-average rates were used in determining the pension costs for the fiscal years ended November 30, 2023 and 2022:

	Fiscal Years Ended November 30,
	2023	2022
Discount rate	4.0% - 7.5%	1.2% - 5.3%
Interest crediting rate for cash balance plan	4.0%	4.0%
Expected return on plan assets	1.0% - 7.0%	1.0% - 7.0%
Expected rate of future compensation growth	1.8% - 8.8%	1.8% - 10.0%
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
The range of discount rates utilized in determining the pension cost and projected benefit obligation of the Company’s defined benefit plans reflects a lower prevalent rate applicable to the frozen cash balance plan for eligible employees in U.S. and a higher applicable rate for the unfunded defined benefit plan for certain eligible employees in the Philippines, France and Malaysia. The plans outside the U.S. represented approximately 39% and 28% of the Company’s total projected benefit obligation for all defined benefit plans as of November 30, 2023 and 2022, respectively.

Plan Assets
As of November 30, 2023 and 2022, plan assets for the cash balance plan consisted of common/collective trusts (of which approximately 49% are invested in equity backed funds and approximately 51% are invested in funds in fixed income instruments) and a private equity fund. The Company’s targeted allocation was 50% equity and 50% fixed income. The investment objectives for the plan assets are to generate returns that will enable the plan to meet its future obligations. The Company’s expected long-term rate of return was determined based on the asset mix of the plan, projected returns, past performance and other factors. The following table sets forth by level within the fair value hierarchy, total plan assets at fair value as of November 30, 2023 and 2022, including the cash balance plan and other funded benefit plans:

Investments	As of November 30, 2023	As of Quoted Prices in Active Markets for Identical Assets (Level 1)	As of Significant Other Observable Inputs (Level 2)	As of Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$3,951	$3,951	$—	$—
Common/collective trusts:
Fixed income	55,550	—	55,550	—
U.S. large cap	24,816	—	24,816	—
U.S. small cap	6,641	—	6,641	—
International equity	25,556	—	25,556	—
Governmental bonds	6,245	—	6,245	—
Corporate bonds	3,955	—	3,955	—
Investment funds	—	—	—	—
Limited partnership	38	—	—	38
Total investments	$126,752	$3,951	$122,763	$38

Investments	As of November 30, 2022	As of Quoted Prices in Active Markets for Identical Assets (Level 1)	As of Significant Other Observable Inputs (Level 2)	As of Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$4,034	$4,034	$—	$—
Common/collective trusts:
Fixed income	47,439	—	47,439	—
U.S. large cap	31,352	—	31,352	—
U.S. small cap	8,567	—	8,567	—
International equity	36,773	—	36,773	—
Governmental bonds	6,073	—	6,073	—
Corporate bonds	2,998	—	2,998	—
Investment funds	—	—	—	—
Limited partnership	115	—	—	115
Total investments	$137,351	$4,034	$133,202	$115

The Company’s cash balance plan holds level 2 investments in common/collective trust funds that are public investment vehicles valued using a net asset value (“NAV”) provided by the manager of each fund. The NAV is based on the underlying net assets owned by the fund, divided by the number of shares outstanding. The NAV’s unit price is quoted on a private market that may not be active. However, the NAV is based on the fair value of the underlying securities within the fund, which are traded on an active market, and valued at the closing price reported on the active market on which those individual securities are traded. The significant investment strategies of the funds are as described in the financial statements provided by each fund. There are no restrictions on redemptions from these funds. Level 3 investments are equity based funds that primarily invest in domestic early stage capital funds.
Benefit Payments
The following table details expected benefit payments for the cash balance plan and other defined benefit plans:

Fiscal Years Ending November 30,
2024	$31,972
2025	27,109
2026	24,723
2027	23,079
2028	21,847
Thereafter	95,187
Total	$223,917
The Company expects to make approximately $4,522 in contributions during fiscal year 2024.
NOTE 12—LEASES:
The Company leases certain of its facilities and equipment under operating lease agreements, which expire in various periods through 2037. The Company’s finance leases are not material.
The following table presents the various components of operating lease costs:

	Fiscal Years Ended November 30,
	2023	2022	2021
Operating lease cost	$216,774	$199,609	$203,508
Short-term lease cost	21,802	20,451	15,767
Variable lease cost	58,283	45,997	40,215
Sublease income	(5,394)	(3,226)	(1,738)
Total operating lease cost	$291,465	$262,831	$257,752

The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five fiscal years and thereafter as of November 30, 2023:

Fiscal Years Ending November 30,
2024	$277,969
2025	227,589
2026	161,175
2027	108,655
2028	74,024
Thereafter	151,430
Total payments	1,000,842
Less: imputed interest*	148,542
Total present value of lease payments	$852,300

*Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.
The following amounts were recorded in the consolidated balance sheet as of November 30, 2023 and 2022 related to the Company’s operating leases:

		As of November 30,
Operating leases	Balance sheet location	2023	2022
Operating lease ROU assets	Other assets, net	$813,590	$473,039
Current operating lease liabilities	Other accrued liabilities	229,010	158,801
Non-current operating lease liabilities	Other long-term liabilities	623,290	340,673
The following table presents supplemental cash flow information related to the Company’s operating leases. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Fiscal Years Ended November 30,
Cash flow information	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$225,142	$196,168	$200,096
Non-cash ROU assets obtained in exchange for lease liabilities	152,071	191,055	156,406
The weighted-average remaining lease term and discount rate as of November 30, 2023 and 2022, respectively, were as follows:

	As of November 30,
Operating lease term and discount rate	2023	2022
Weighted-average remaining lease term (years)	4.88	3.72
Weighted-average discount rate	6.41%	5.24%

NOTE 13—INCOME TAXES:
The sources of income before the provision for income taxes are as follows:

	Fiscal Years Ended November 30,
	2023	2022	2021
United States	$(51,820)	$7,883	$66,274
Foreign	460,048	597,120	489,422
Total income before income taxes	$408,228	$605,003	$555,696
Provision for income taxes consists of the following:

	Fiscal Years Ended November 30,
	2023	2022	2021
Current tax provision (benefit):
Federal	$78,961	$65,423	$54,809
State	11,064	5,151	8,058
Foreign	126,072	129,613	112,981
	$216,097	$200,187	$175,848
Deferred tax provision (benefit):
Federal	$(97,371)	$(19,596)	$(19,119)
State	(12,850)	(12,303)	(2,798)
Foreign	(11,490)	1,075	(3,812)
	(121,711)	(30,824)	(25,729)
Total income tax provision	$94,386	$169,363	$150,119
The following presents the breakdown of net deferred tax liabilities after netting by taxing jurisdiction:

	As of November 30,
	2023	2022
Deferred tax assets	$72,333	$48,541
Deferred tax liabilities	414,246	105,458
Total net deferred tax liabilities	$341,913	$56,917

Net deferred tax liabilities consist of the following:

	As of November 30,
	2023	2022
Assets:
Net operating losses	$138,930	$143,593
Accruals and other reserves	55,528	41,119
Depreciation and amortization	73,234	13,319
U.S. interest limitation carry forward	33,318	4,026
Share-based compensation expense	7,867	7,505
Deferred revenue	5,429	4,335
Tax credits	5,082	8,415
Foreign tax credit	915	1,373
Operating lease liabilities	190,348	95,935
Intercompany loans payable	81,654	62,544
Other	37,713	17,616
Gross deferred tax assets	630,018	399,780
Valuation allowance	(117,679)	(103,169)
Total deferred tax assets	$512,339	$296,611
Liabilities:
Intangible assets	$636,194	$232,930
Unremitted non-US earnings	45,250	31,223
Operating lease right-of-use assets	172,808	89,375
Total deferred tax liabilities	854,252	353,528
Net deferred tax liabilities	$341,913	$56,917
The valuation allowance relates primarily to certain state and foreign net operating loss carry forwards, foreign deferred items and state credits. The Company’s assessment is that it is not more likely than not that these deferred tax assets will be realized.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Years Ended November 30,
	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal income tax benefit	(1.0)%	(1.4)%	0.6%
International rate difference	(2.3)%	(2.7)%	(1.0)%
Withholding taxes	2.5%	1.1%	0.4%
Uncertain tax benefits	1.3%	(0.3)%	0.3%
Changes in valuation allowance	1.7%	1.3%	(1.6)%
Impact of inclusion of foreign income (1)	(4.7)%	9.2%	2.8%
Other (2)	4.6%	(0.2)%	4.5%
Effective income tax rate	23.1%	28.0%	27.0%
(1)    Represents Subpart F income, Base Erosion and Anti-Abuse Tax (BEAT), and Global Intangible Low-Taxed Income (GILTI) (less Section 250 deduction), net of associated foreign tax credits.
(2)    Includes tax costs related to future legal entity restructuring for the fiscal year ended November 30, 2023. Includes additional tax gain on the sale of Concentrix Insurance Solutions for the fiscal year ended November 30, 2021.
The Company’s U.S. business has sufficient cash flow and liquidity to fund its operating requirements and the Company expects and intends that profits earned outside the United States will be fully utilized and reinvested outside of the United States with the exception of earnings of certain acquired non-U.S. entities. The Company has recorded deferred tax liabilities related to non-U.S. withholding taxes on the earnings of its non-U.S. subsidiaries likely to be repatriated in the future.
As of November 30, 2023, the Company had approximately $2,078,260 of undistributed earnings of its non-U.S. subsidiaries for which it has not provided for non-U.S. withholding taxes and state taxes because such earnings are intended to be reinvested indefinitely in international operations. It is not practicable to determine the amount of applicable taxes that would be due if such earnings were distributed. Accordingly, the Company has not provisioned U.S. state taxes and non-U.S. withholding taxes on the non-U.S. legal entities for which the earnings are permanently reinvested.
As of November 30, 2023, the Company had net operating loss carry forwards of approximately $310,536 and $40,792 for federal and state purposes, respectively. The federal net operating loss carry forward and the state net operating loss carry forwards will begin to expire in the fiscal year ending November 30, 2024. The Company also had approximately $179,929 of foreign net operating loss carry forwards that will also begin to expire in fiscal year ending November 30, 2024 if not used. In addition, the Company has approximately $6,384 of various federal and state income tax credit carry forwards that, if not used, will begin to expire in the fiscal year ending November 30, 2024. Utilization of the acquired loss carry forwards may be limited pursuant to Section 382 of the Internal Revenue Code of 1986.
The Company enjoys tax holidays in certain jurisdictions, primarily Algeria, China, Colombia, Costa Rica, Dominican Republic, El Salvador, Estonia, Guatemala, Honduras, India, Jordan, Latvia, Madagascar, Nicaragua, the Philippines and Turkey. The tax holidays provide for lower or zero rates of taxation and require various thresholds of investment and business activities in those jurisdictions. The estimated tax benefits from the above tax holidays for fiscal years 2023, 2022, and 2021 were approximately $7,961, $10,315, and $9,160, respectively.

The aggregate changes in the balances of gross unrecognized tax benefits, excluding accrued interest and penalties, during fiscal years 2023, 2022, and 2021 were as follows:

Balance as of November 30, 2020	$47,913
Additions based on tax positions related to the current year	3,602
Reductions for tax positions of prior years	(1,638)
Settlements	(2,108)
Lapse of statute of limitations	(426)
Changes due to translation of foreign currencies	104
Balance as of November 30, 2021	47,447
Additions based on tax positions related to the current year	42,749
Settlements	(4,882)
Lapse of statute of limitations	(14,351)
Balance as of November 30, 2022	70,963
Additions based on tax positions related to the current year	5,819
Additions based on tax positions related to the prior year / acquisition	6,071
Lapse of statute of limitations	(4,938)
Changes due to translation of foreign currencies	1,407
Balance as of November 30, 2023	$79,322

The Company conducts business globally and files income tax returns in various U.S. and non-U.S. jurisdictions. The Company is subject to continuous examination and audits by various tax authorities. Significant audits are underway in the United States and India. The Company is not aware of any material exposures arising from these tax audits or in other jurisdictions not already provided for.
Although timing of the resolution of audits and/or appeals is highly uncertain, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits as of November 30, 2023 could decrease between $34,854 and $37,817 in the next twelve months. The Company is no longer subject to U.S. federal income tax audit for returns covering years through fiscal year 2017. The Company is no longer subject to non-U.S. or U.S. state income tax audits for returns covering years through fiscal year 2012 and fiscal year 2014, respectively.
The liability for unrecognized tax benefits was $87,939 and $78,501 at November 30, 2023 and November 30, 2022, respectively, and is included in other long-term liabilities in the consolidated balance sheets. As of November 30, 2023 and 2022, $52,779 and $40,793 of the total unrecognized tax benefits, net of federal benefit, would affect the effective tax rate, if realized. The Company’s policy is to include interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes. As of November 30, 2023 and 2022, the Company had accrued $8,617 and $7,538, respectively, in income taxes payable related to accrued interest and penalties.
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
NOTE 15—EARNINGS PER SHARE:

Basic and diluted earnings per common share (“EPS”) are computed using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating security.

	Fiscal Years Ended November 30,
	2023	2022	2021
Basic earnings per common share:
Net income	$313,842	$435,049	$405,577
Less: net income allocated to participating securities(1)	(6,001)	(6,631)	(5,785)
Net income attributable to common stockholders	$307,841	$428,418	$399,792

Weighted average common shares - basic	53,801	51,353	51,355

Basic earnings per common share	$5.72	$8.34	$7.78

Diluted earnings per common share:
Net income	$313,842	$435,049	$405,577
Less: net income allocated to participating securities(1)	(5,978)	(6,583)	(5,724)
Net income attributable to common stockholders	$307,864	$428,466	$399,853

Weighted-average number of common shares - basic	53,801	51,353	51,355
Effect of dilutive securities:
Stock options and restricted stock units	209	387	559
Weighted-average number of common shares - diluted	54,010	51,740	51,914

Diluted earnings per common share	$5.70	$8.28	$7.70
(1)    Restricted stock awards granted to employees by the Company are considered participating securities. Effective in the fourth quarter of fiscal year 2023, restricted stock units granted are also considered participating securities.

NOTE 16—STOCKHOLDERS’ EQUITY:

Share repurchase program
In September 2021, the Company’s board of directors authorized the repurchase of up to $500,000 of the Company’s outstanding shares of common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. The repurchase program has no termination date and may be suspended or discontinued at any time. During the fiscal years ended November 30, 2023 and 2022, the Company repurchased 709 and 842 shares, respectively, of its common stock for an aggregate purchase price of $63,958 and $120,819, respectively. The share repurchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes. At November 30, 2023, approximately $290,127 remained available for share repurchases under the existing authorization from the Company’s board of directors.
During December 2023, the Company repurchased 66 shares of its common stock for an aggregate purchase price of $6,347.

Dividends
During fiscal years 2023 and 2022, the Company paid the following dividends per share approved by the Company’s board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
January 18, 2022	January 28, 2022	$0.25	February 8, 2022
March 29, 2022	April 29, 2022	$0.25	May 10, 2022
June 27, 2022	July 29, 2022	$0.25	August 9, 2022
September 28, 2022	October 28, 2022	$0.275	November 8, 2022
January 19, 2023	January 30, 2023	$0.275	February 10, 2023
March 29, 2023	April 28, 2023	$0.275	May 9, 2023
June 28, 2023	July 28, 2023	$0.275	August 8, 2023
September 27, 2023	October 27, 2023	$0.3025	November 7, 2023

On January 24, 2024, the Company announced a cash dividend of $0.3025 per share to stockholders of record as of February 5, 2024, payable on February 15, 2024.

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
Report of management on internal control over financial reporting
Management’s Report on Internal Control over Financial Reporting, as of November 30, 2023, appears in Part II, Item 8, of this Annual Report on Form 10-K, and is incorporated herein by reference.
The effectiveness of the Company’s internal control over financial reporting, as of November 30, 2023, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8, of this Annual Report on Form 10-K.
Changes in internal control over financial reporting
We acquired Webhelp in the fourth quarter of fiscal year 2023. We are currently in the process of evaluating and integrating the acquired operations, processes, and internal controls. See Note 3 of the consolidated financial statements included in this report for additional information on this acquisition.
Except for this acquisition, there were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 trading arrangements

During the three months ended November 30, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information required by this Item 10 is incorporated by reference to the material under the headings “Board of Directors,” “Board Committees,” “Proposals Requiring Your Vote—Proposal No. 1: Election of Directors,” and “Our Executive Officers” in the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which we will file with the SEC not later than March 30, 2024.
Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is being made, it can be found under the caption “Delinquent Section 16(a) Reports” in the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which we will file with the SEC not later than March 30, 2024, and is incorporated herein by reference.
Our Code of Ethical Business Conduct, with which our directors, officers and staff must comply, establishes legal and ethical standards for conducting our business, including in accordance with applicable Nasdaq listing standards and SEC regulations. Our Code of Ethical Business Conduct is available free of charge on the “Governance Documents” page of the Investor Relations section of our website at www.concentrix.com, and a copy may also be obtained, upon request, from our Corporate Secretary at 39899 Balentine Drive, Suite 235, Newark, California, 94560. Future waivers from, or amendments to, our Code of Ethical Business Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions will be timely posted on the webpage referenced in this paragraph.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference to the material under the headings “Board Committees—Compensation Committee,” “Director Compensation,” “Compensation Discussion and Analysis,” “2023 Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal Year 2023,” “Outstanding Equity Awards at 2023 Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal Year 2023,” “Pension Benefits,” “Potential Payments upon Termination or in Connection with a Change of Control,” “CEO Pay Ratio,” “Pay Versus Performance,” and “Corporate Governance—Risk Management” in the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which we will file with the SEC not later than March 30, 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated by reference to the material under the headings “Beneficial Ownership of Securities” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which we will file with the SEC not later than March 30, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference to the material under the headings “Corporate Governance—Related Party Transactions” and “Board of Directors—Director Independence” in the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which we will file with the SEC not later than March 30, 2024.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated by reference to the material under the heading “Proposals Requiring Your Vote—Proposal No. 2: Ratification of Appointment of Independent Registered Public

Accounting Firm” in the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which we will file with the SEC not later than March 30, 2024.
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
CONCENTRIX
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended November 30, 2023, 2022 and 2021
(in thousands)

		Additions/Deductions
	Balances at Beginning of Fiscal Year	Charged to Revenue and Expense, net	Additions from Acquisitions	Reclassifications and Write-offs	Balances at End of Fiscal Year
Fiscal Year Ended November 30, 2023
Allowance for deferred tax assets	$103,169	$4,823	$11,760	$(2,073)	$117,679
Fiscal Year Ended November 30, 2022
Allowance for deferred tax assets	$31,016	$9,269	$63,804	$(920)	$103,169
Fiscal Year Ended November 30, 2021
Allowance for deferred tax assets	$45,026	$239	$—	$(14,249)	$31,016

(a)(3) Exhibits

Exhibit No.	Exhibit Description
2.1
Agreement and Plan of Merger, dated as of November 19, 2021, by and among Concentrix Corporation, CNXC Merger Sub, Inc., ProKarma Holdings Inc. and Carlyle Partners VI Holdings, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 24, 2021).*

2.2
First Amendment to Agreement and Plan of Merger, dated as of December 20, 2021, by and among Concentrix Corporation, CNXC Merger Sub, Inc., ProKarma Holdings Inc. and Carlyle Partners VI Holdings, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 23, 2021).*

2.3
Share Purchase and Contribution Agreement, dated June 12, 2023, by and among Concentrix Corporation, OSYRIS S.à r.l., Marnix Lux SA, the other beneficiaries party thereto, and Sandrine Asseraf as the PoA Seller Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2023).*

2.4
First Amendment to Share Purchase and Contribution Agreement, dated July 14, 2023, by and among Concentrix Corporation, OSYRIS S.à r.l., Marnix Lux SA, Sandrine Asseraf as the PoA Seller Representative, Priscilla Maters, as the representative of the GBL Sellers and Frédéric Jousset, and Sapiens, as the representative of the Non-PoA Sellers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2023).*

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 2, 2020).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference by Exhibit 3.2 to the Company's Annual Report on Form 10-K filed on January 28, 2022).

4.1	Description of Securities

4.2
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

4.5
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

10.2
Receivables Financing Agreement, dated as of October 30, 2020, by and among Concentrix Receivables, Inc., as borrower, the Company, as initial servicer, the lenders party thereto, and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on October 30, 2020).

10.3
Receivables Purchase Agreement, dated as of October 30, 2020, by and among Concentrix Receivables, Inc., the Company, as servicer, and the subsidiaries of the Company named therein, as originators (incorporated by refence to Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on October 30, 2020).

10.4
First Omnibus Amendment, dated as of May 5, 2021, by and among the Company, as servicer, Concentrix Receivables, Inc., as borrower, the subsidiaries of the Company named therein, as originators, the lenders party thereto, and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 9, 2021).

10.5
Second Amendment to Receivables Financing Agreement, dated as of July 6, 2022, by and among Concentrix Receivables, Inc., as borrower, the Company, as servicer, the lenders party thereto, and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 8, 2022).

10.6
Put Option Agreement, dated as of March 29, 2023, by and among Concentrix Corporation, OSYRIS S.à r.l., Marnix Lux SA, the other beneficiaries party thereto, and Sandrine Asseraf as the PoA Seller Representative, including the form of Sellers’ Note set forth as Schedule 7 thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2023).*

10.7
Investor Rights Agreement, dated as of March 29, 2023, by and among Concentrix Corporation and the initial stockholders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 31, 2023).*

10.8
Commitment Letter, dated as of March 29, 2023, by and between Concentrix Corporation and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 31, 2023).

10.9
Sellers’ Note, dated September 25, 2023, by and among Concentrix Corporation and certain holders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 25, 2023).

10.10
Form of Stock Restriction Agreement by and between Concentrix Corporation and the shareholders of Marnix Lux SA party thereto (incorporated by reference to Exhibit E to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2023).

10.11
Offer Letter, dated as of November 24, 2020, by and between the Company and Christopher Caldwell (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 25, 2020).†

10.12	Concentrix Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 2, 2020).†

10.13
Form of Restricted Stock Award Agreement under the Concentrix Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2021).†

10.14
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

10.16
Form of Stock Option Award Agreement under the Concentrix Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 22, 2021).†

10.17
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

10.20	Form of Restricted Stock Unit Award Agreement under the Concentrix Corporation 2020 Stock Incentive Plan (2023).†

10.21	Concentrix Corporation 2020 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 8, 2022).†

10.22	Concentrix Corporation Change of Control Severance Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 2, 2020).†

10.23
Form of Indemnification Agreement between the Company and individual directors and officers (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form 10 filed by Concentrix Corporation on October 13, 2020 (File No. 001-39494)).†

10.24
Service Agreement, effective as of January 7, 2019, by and between Concentrix CVG CMG UK Limited and Cormac Twomey (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 16, 2021).†

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG LLP.

24.1	Power of Attorney (included on signature page of this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Concentrix Corporation Compensation Clawback Policy.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).
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
Date: January 29, 2024

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

Name	Title	Date

/s/ Christopher Caldwell	President and Chief Executive Officer (Principal Executive Officer) and Director	January 29, 2024
Christopher Caldwell

/s/ Andre Valentine	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	January 29, 2024
Andre Valentine

/s/ Teh-Chien Chou	Director	January 29, 2024
Teh-Chien Chou

/s/ LaVerne Council	Director	January 29, 2024
LaVerne Council

/s/ Jennifer Deason	Director	January 29, 2024
Jennifer Deason

/s/ Olivier Duha	Director	January 29, 2024
Olivier Duha

/s/ Nicolas Gheysens	Director	January 29, 2024
Nicolas Gheysens

/s/ Kathryn Hayley	Director	January 29, 2024
Kathryn Hayley

/s/ Kathryn Marinello	Director	January 29, 2024
Kathryn Marinello

/s/ Dennis Polk	Director	January 29, 2024
Dennis Polk

/s/ Ann Vezina	Director	January 29, 2024
Ann Vezina