Form 10-Q
period 2024-02-29
Concentrix Corp
filed 2024-04-05
CIK 1803599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding as of March 31, 2024
Common Stock, $0.0001 par value	65,991,915

Concentrix Corporation
Form 10-Q
Index

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONCENTRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)

	February 29, 2024	November 30, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$234,794	$295,336
Accounts receivable, net	1,927,644	1,888,890
Other current assets	619,483	674,423
Total current assets	2,781,921	2,858,649
Property and equipment, net	730,242	748,691
Goodwill	5,030,656	5,078,668
Intangible assets, net	2,672,636	2,804,965
Deferred tax assets	76,088	72,333
Other assets	951,316	928,521
Total assets	$12,242,859	$12,491,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$202,362	$243,565
Current portion of long-term debt	2,714	2,313
Accrued compensation and benefits	594,341	731,172
Other accrued liabilities	923,744	1,016,406
Income taxes payable	59,605	80,583
Total current liabilities	1,782,766	2,074,039
Long-term debt, net	5,034,109	4,939,712
Other long-term liabilities	938,435	920,536
Deferred tax liabilities	385,912	414,246
Total liabilities	8,141,222	8,348,533
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized and no shares issued and outstanding as of February 29, 2024 and November 30, 2023, respectively	—	—
Common stock, $0.0001 par value, 250,000 shares authorized; 67,981 and 67,883 shares issued as of February 29, 2024 and November 30, 2023, respectively, and 65,572 and 65,734 shares outstanding as of February 29, 2024 and November 30, 2023, respectively	7	7
Additional paid-in capital	3,605,694	3,582,521
Treasury stock, 2,409 and 2,149 shares as of February 29, 2024 and November 30, 2023, respectively	(295,732)	(271,968)
Retained earnings	1,055,950	1,024,461
Accumulated other comprehensive loss	(264,282)	(191,727)
Total stockholders’ equity	4,101,637	4,143,294
Total liabilities and stockholders’ equity	$12,242,859	$12,491,827

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	February 29, 2024	February 28, 2023
Revenue	$2,402,748	$1,636,404
Cost of revenue	1,546,219	1,055,243
Gross profit	856,529	581,161
Selling, general and administrative expenses	708,090	425,114
Operating income	148,439	156,047
Interest expense and finance charges, net	82,439	33,990
Other expense (income), net	(6,824)	3,714
Income before income taxes	72,824	118,343
Provision for income taxes	20,722	30,473
Net income	$52,102	$87,870

Earnings per common share:
Basic	$0.76	$1.69
Diluted	$0.76	$1.68
Weighted-average common shares outstanding:
Basic	65,664	51,150
Diluted	65,790	51,476

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended
	February 29, 2024	February 28, 2023
Net income before non-controlling interest	$52,102	$87,870
Other comprehensive income (loss):
Unrealized gains (losses) of defined benefit plans, net of taxes of $(135) and $109 for the three months ended February 29, 2024 and February 28, 2023, respectively	1,304	(552)
Unrealized gains (losses) on hedges during the period, net of taxes of $1,328 and $(2,549) for the three months ended February 29, 2024 and February 28, 2023, respectively	(4,020)	7,654
Reclassification of net (gains) losses on hedges to net income, net of taxes of $150 and $(1,934) for the three months ended February 29, 2024 and February 28, 2023, respectively	(427)	5,807
Total change in unrealized gains (losses) on hedges, net of taxes	(4,447)	13,461
Foreign currency translation, net of taxes of $0 for the three months ended February 29, 2024 and February 28, 2023, respectively	(69,412)	17,243
Other comprehensive income (loss)	(72,555)	30,152
Comprehensive income (loss)	$(20,453)	$118,022

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency and share amounts in thousands)
(unaudited)

	Three Months Ended February 29, 2024 and February 28, 2023
	Common stock			Treasury stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances, November 30, 2022	52,367	$5	$2,428,313	1,271	$(190,779)	$774,114	$(315,749)	$2,695,904
Other comprehensive income	—	—	—	—	—	—	30,152	30,152
Share-based compensation activity	228	—	19,105	—	—	—	—	19,105
Repurchase of common stock for tax withholdings on equity awards	—	—	—	58	(8,216)	—	—	(8,216)
Repurchase of common stock	—	—	—	71	(10,001)	—	—	(10,001)
Dividends	—	—	—	—	—	(14,313)	—	(14,313)
Net income	—	—	—	—	—	87,870	—	87,870
Balances, February 28, 2023	52,595	$5	$2,447,418	1,400	$(208,996)	$847,671	$(285,597)	$2,800,501

Balances, November 30, 2023	67,883	$7	$3,582,521	2,149	$(271,968)	$1,024,461	$(191,727)	$4,143,294
Other comprehensive loss	—	—	—	—	—	—	(72,555)	(72,555)
Share-based compensation activity	98	—	23,173	—	—	—	—	23,173
Repurchase of common stock for tax withholdings on equity awards	—	—	—	23	(2,090)	—	—	(2,090)
Repurchase of common stock	—	—	—	237	(21,674)	—	—	(21,674)
Dividends	—	—	—	—	—	(20,613)	—	(20,613)
Net income	—	—	—	—	—	52,102	—	52,102
Balances, February 29, 2024	67,981	$7	$3,605,694	2,409	$(295,732)	$1,055,950	$(264,282)	$4,101,637

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Three Months Ended
	February 29, 2024	February 28, 2023
Cash flows from operating activities:
Net income before non-controlling interest	$52,102	$87,870
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	67,758	38,175
Amortization	116,302	39,260
Non-cash share-based compensation expense	21,566	16,601
Provision for doubtful accounts	(180)	1,722
Deferred income taxes	(22,131)	(7,393)
Amortization of debt issuance costs	5,625	419
Pension and other post-retirement benefit costs	3,579	2,934
Pension and other post-retirement plan contributions	(859)	(615)
Change in acquisition contingent consideration	(14,897)	—
Other	(96)	433
Changes in operating assets and liabilities:
Accounts receivable, net	(44,894)	112
Accounts payable	(36,516)	(9,672)
Other operating assets and liabilities	(194,229)	(65,953)
Net cash provided by (used in) operating activities	(46,870)	103,893
Cash flows from investing activities:
Purchases of property and equipment	(56,059)	(39,597)
Acquisition of business, net of cash and restricted cash acquired	(4,503)	—
Net cash used in investing activities	(60,562)	(39,597)
Cash flows from financing activities:
Proceeds from the Amended Credit Facility - Term Loan	—	—
Repayments of the Amended Credit Facility - Term Loan	(100,000)	(25,000)
Proceeds from the Securitization Facility	628,000	417,500
Repayments of the Securitization Facility	(430,500)	(397,000)
Other debt proceeds	400	—
Other debt repayments	(2,792)	—
Proceeds from exercise of stock options	1,607	2,504
Repurchase of common stock for tax withholdings on equity awards	(2,090)	(8,216)
Repurchase of common stock	(21,674)	(10,001)
Dividends paid	(20,613)	(14,313)
Change in funds held for clients	(37,894)	—
Net cash provided by (used in) financing activities	14,444	(34,526)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,544)	2,797
Net increase (decrease) in cash, cash equivalents and restricted cash	(98,532)	32,567
Cash, cash equivalents and restricted cash at beginning of year	516,487	157,463
Cash, cash equivalents and restricted cash at end of period	$417,955	$190,030

Supplemental disclosure of non-cash investing activities:
Accrued costs for property and equipment purchases	$20,181	$5,747
The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(currency and share amounts in thousands, except per share amounts)

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION:
Background
Concentrix Corporation (“Concentrix,” the “CX business” or the “Company”), is a leading global provider of Customer Experience (“CX”) solutions and technology that help iconic and disruptive brands drive deep understanding, full lifecycle engagement, and differentiated experiences for their end-customers around the world. The Company provides end-to-end capabilities, including CX process optimization, technology innovation and design engineering, front- and back-office automation, analytics, and business transformation services to clients in five primary industry verticals. The Company’s primary verticals are technology and consumer electronics, retail, travel and e-commerce, communications and media, banking, financial services and insurance, and healthcare.
Basis of presentation
The accompanying interim unaudited consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2023 have been derived from the Company’s annual audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2023. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These interim consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2023. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the consolidated financial statements related to the prior years have been reclassified to conform to the current year’s presentation.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
For a discussion of the Company’s significant accounting policies, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2023. Recently adopted accounting pronouncements are discussed below.
Concentration of credit risk
For the three months ended February 29, 2024 and February 28, 2023, no client accounted for more than 10% of the Company’s consolidated revenue.
As of February 29, 2024 and November 30, 2023, no client comprised more than 10% of the Company’s total accounts receivable balance.

Recently adopted accounting pronouncements
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued accounting standards update (“ASU”) 2023-07, which enhances the disclosures required for reportable segments in annual and interim consolidated financial statements. ASU 2023-07 is effective for the Company for annual reporting periods beginning with the fiscal year ending November 30, 2025 and for interim reporting periods beginning in fiscal year 2026. Early adoption is permitted. The Company is currently evaluating the impact that this update will have on its disclosures in the consolidated financial statements.
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

Preliminary purchase price consideration

The total preliminary purchase price consideration, net of cash and restricted cash acquired, for the acquisition of Webhelp was $3,774.8 million, which was funded by proceeds from the Company’s August 2023 offering and sale of senior notes, term loan borrowings under the Company’s senior credit facility, the issuance of shares of the Company’s common stock, and cash on hand. See Note 8—Borrowings for a further discussion of the Company’s senior notes, term loan, and senior credit facility.

The preliminary purchase price consideration to acquire Webhelp consisted of the following:

Cash consideration for Shares (1)	$529,160
Cash consideration for repayment of Webhelp debt and shareholder loan (2)	1,915,197
Total cash consideration	2,444,357
Equity consideration (3)	1,084,894
Earnout shares contingent consideration (4)	32,919
Sellers’ note consideration (5)	711,830
Total consideration transferred	4,274,000
Less: Cash and restricted cash acquired (6)	499,211
Total purchase price consideration	$3,774,789

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
(4) Represents the contingent right for the Sellers to earn an additional 750 shares of Concentrix common stock (the “Earnout Shares”). The estimated fair value of this contingent consideration was determined using a Monte-Carlo simulation model. The inputs include the closing price of Concentrix common stock as of the Closing Date, Concentrix-specific historical equity volatility, and the risk-free rate. See further details below.
(5) Represents a promissory note issued by Concentrix Corporation in the aggregate principal amount of €700,000 to certain Sellers. See Note 8—Borrowings for a further discussion of this promissory note.
(6) Represents the Webhelp cash and restricted cash balance acquired at the Closing Date.
The Company granted Sellers the contingent right to earn the Earnout Shares if certain conditions set forth in the SPA occur, including the share price of Concentrix common stock reaching $170.00 per share within seven years from the closing of the Webhelp Combination (the “Closing Date”) (based on daily volume weighted average prices measured over a specified period). Prior to the Closing Date, Concentrix and certain Sellers entered into stock restriction agreements (the “Stock Restriction Agreements”), pursuant to which such Sellers (the “Restricted Stock Participants”) agreed to contribute in kind to the Company, and the Company agreed to receive, certain of the Restricted Stock Participants’ Shares in exchange for the issuance of shares of Concentrix common stock with certain restrictions thereon (the “Restricted Shares”) in lieu of such Sellers’ right to a portion of the Earnout Shares. On the Closing Date, the Company issued approximately 80 Restricted Shares in exchange for certain of the Restricted Stock Participants’ Shares. The Restricted Shares are non-transferable and non-assignable and are not entitled to any dividends or distributions unless and until the restrictions lapse, as set forth in the Stock Restriction Agreements. The Restricted Shares will be automatically cancelled by the Company for no consideration in the event that the restrictions on the Restricted Shares do not lapse. The Restricted Stock Participants have waived any and all rights as a holder of Restricted Shares to vote on any matter submitted to the holders of Concentrix common stock.

Preliminary purchase price allocation
The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The purchase price was allocated to the assets acquired and liabilities assumed based on management’s estimate of the respective fair values at the date of acquisition. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of goodwill were the assembled workforce, comprehensive service portfolio delivery capabilities, and strategic benefits that are expected to be realized from the acquisition. None of the goodwill is expected to be deductible for income tax purposes.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date:

As of
September 25, 2023
Assets acquired:
Cash and cash equivalents	$310,313
Accounts receivable	455,218
Other current assets (1)	454,465
Property and equipment	323,606
Identifiable intangible assets	1,984,000
Goodwill	2,098,531
Deferred tax assets	22,541
Other assets	410,085
6,058,759

Liabilities assumed:
Accounts payable	67,558
Accrued compensation and benefits	246,450
Other accrued liabilities	576,549
Income taxes payable	72,227
Debt (current portion and long-term)	8,589
Deferred tax liabilities	411,788
Other long-term liabilities	401,598
Total liabilities assumed	1,784,759

Total consideration transferred	$4,274,000
(1) Includes restricted cash acquired of $188,899.

As of February 29, 2024, the purchase price allocation is preliminary. The preliminary purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (not to exceed twelve months following the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of identifiable intangible assets acquired, the fair value of certain tangible assets acquired and liabilities assumed, and deferred income taxes. The

Company expects to continue to obtain information for the purpose of determining the fair value of the assets acquired and liabilities assumed on the acquisition date throughout the remainder of the measurement period.
As a result of further refining its estimates and assumptions since the date of the acquisition, the Company recorded measurement period adjustments to the initial purchase price allocation. Adjustments were primarily made to cash, goodwill, accrued compensation and benefits, accrued liabilities and deferred income taxes. These measurement period adjustments to the preliminary purchase price allocation during the three months ended February 29, 2024 were not material.

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

Supplemental Pro Forma Information (unaudited)

The supplemental pro forma financial information presented below is for illustrative purposes only, does not include the pro forma adjustments that would be required under Regulation S-X for pro forma financial information, is not necessarily indicative of the financial position or results of operations that would have been realized if the combination with Webhelp had been completed on December 1, 2022, does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances.

The supplemental pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the combination with Webhelp had occurred on December 1, 2022 to give effect to certain events that the Company believes to be directly attributable to the acquisition. These pro forma adjustments primarily include:

•A net increase in amortization expense that would have been recognized due to acquired identifiable intangible assets.
•An increase in depreciation expense associated with the step up of fair values of property and equipment assets acquired.
•A net increase to interest expense to reflect the additional borrowings of Concentrix incurred in connection with the combination as previously described and the repayment of Webhelp’s historical debt in conjunction with the combination.
•The related income tax effects of the adjustments noted above.

The supplemental pro forma financial information for the prior period first fiscal quarter ended February 28, 2023 is as follows:

Three Months Ended
February 28, 2023
Revenue	$2,362,015
Net income	17,482

Acquisition-related and integration expenses

In connection with the Webhelp Combination and previous year acquisitions, the Company incurred $30,173 and $5,543 of acquisition-related and integration expenses for the three months ended February 29, 2024 and February 28, 2023, respectively. These expenses primarily include legal and professional services, cash-settled awards, severance and retention payments, and costs associated with lease terminations to integrate the businesses. These acquisition-related and integration expenses were recorded within selling, general and administrative expenses in the consolidated statement of operations.
NOTE 4—SHARE-BASED COMPENSATION:
The Company recognizes share-based compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock awards, restricted stock units, and performance-based restricted stock units based on estimated fair values.

In February 2024, the Company granted 96 restricted stock units and 115 performance-based restricted stock units under the Concentrix Stock Incentive Plan, which included annual awards to the Company’s senior executive team. The restricted stock units had a weighted average grant date fair value of $89.28 per share and vest over a service period of three years. The performance-based restricted stock units will vest, if at all, upon the achievement of certain financial targets during the three-year period ending November 30, 2026. The performance-based restricted stock units had a grant date weighted average fair value of $85.71 per share.
The Company recorded share-based compensation expense in the consolidated statements of operations for the three months ended February 29, 2024 and February 28, 2023 as follows:

	Three Months Ended
	February 29, 2024	February 28, 2023
Total share-based compensation	$21,646	$16,754
Tax benefit recorded in the provision for income taxes	(5,411)	(4,188)
Effect on net income	$16,235	$12,566
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

NOTE 5—BALANCE SHEET COMPONENTS:

Cash, cash equivalents and restricted cash:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	As of
	February 29, 2024	November 30, 2023
Cash and cash equivalents	$234,794	$295,336
Restricted cash included in other current assets	183,161	221,151
Cash, cash equivalents and restricted cash	$417,955	$516,487
Restricted cash balances relate primarily to funds held for clients, restrictions placed on cash deposits by banks as collateral for the issuance of bank guarantees and the terms of a government grant, and letters of credit for leases. The Company had a corresponding current liability recorded in other accrued liabilities on the consolidated balance sheet related to funds held for clients of approximately $174,303 and $218,228 as of February 29, 2024 and November 30, 2023, respectively.
Accounts receivable, net:
Accounts receivable, net is comprised of the following as of February 29, 2024 and November 30, 2023:

	As of
	February 29, 2024	November 30, 2023
Billed accounts receivable	$1,098,480	$1,082,469
Unbilled accounts receivable	840,339	818,954
Less: Allowance for doubtful accounts	(11,175)	(12,533)
Accounts receivable, net	$1,927,644	$1,888,890
Allowance for doubtful trade receivables:
Presented below is a progression of the allowance for doubtful trade receivables:

	Three Months Ended
	February 29, 2024	February 28, 2023
Balance at beginning of period	$12,533	$4,797
Net additions (reductions)	(180)	1,722
Write-offs and reclassifications	(1,178)	(435)
Balance at end of period	$11,175	$6,084

Property and equipment, net:
The following table summarizes the carrying amounts and related accumulated depreciation for property and equipment as of February 29, 2024 and November 30, 2023:

	As of
	February 29, 2024	November 30, 2023
Land	$28,276	$28,039
Equipment, computers and software	777,778	762,961
Furniture and fixtures	157,760	157,425
Buildings, building improvements and leasehold improvements	567,571	566,384
Construction-in-progress	35,869	35,175
Total property and equipment, gross	$1,567,254	$1,549,984
Less: Accumulated depreciation	(837,012)	(801,293)
Property and equipment, net	$730,242	$748,691
Shown below are the countries where 10% or more and other significant concentrations of the Company’s property and equipment, net are located as of February 29, 2024 and November 30, 2023:

	As of
	February 29, 2024	November 30, 2023
Property and equipment, net:
United States	$121,875	$123,335
Philippines	72,460	75,943
France	70,913	65,599
India	48,895	51,248
Others	416,099	432,566
Total	$730,242	$748,691
Goodwill:
The following table summarizes the changes in the Company’s goodwill for the three months ended February 29, 2024 and February 28, 2023:

	Three Months Ended
	February 29, 2024	February 28, 2023
Balance at beginning of period	$5,078,668	$2,904,402
Acquisition measurement period adjustments	13,187	—
Foreign exchange translation	(61,199)	676
Balance at end of period	$5,030,656	$2,905,078

Intangible assets, net:
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of February 29, 2024 and November 30, 2023:

	As of February 29, 2024			As of November 30, 2023
	Gross amounts	Accumulated amortization	Net amounts	Gross amounts	Accumulated amortization	Net amounts
Customer relationships	$3,652,193	$(1,111,685)	$2,540,508	$3,670,246	$(1,011,201)	$2,659,045
Technology	79,690	(39,642)	40,048	79,739	(36,174)	43,565
Trade names	117,948	(26,471)	91,477	118,823	(17,255)	101,568
Non-compete agreements	2,200	(1,597)	603	2,200	(1,413)	787
	$3,852,031	$(1,179,395)	$2,672,636	$3,871,008	$(1,066,043)	$2,804,965
Estimated future amortization expense of the Company’s intangible assets is as follows:

Fiscal years ending November 30,
2024 (remaining nine months)	$344,518
2025	428,418
2026	381,018
2027	288,145
2028	244,272
Thereafter	986,265
Total	$2,672,636
Accumulated other comprehensive income (loss):
The components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes, were as follows:

	Three Months Ended February 29, 2024 and February 28, 2023
	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on hedges, net of taxes	Foreign currency translation adjustments, net of taxes	Total
Balances at November 30, 2022	$(8,471)	$(19,914)	$(287,364)	$(315,749)
Other comprehensive income (loss) before reclassification	(552)	7,654	17,243	24,345
Reclassification of losses from other comprehensive income (loss)	—	5,807	—	5,807
Balances at February 28, 2023	$(9,023)	$(6,453)	$(270,121)	$(285,597)

Balances at November 30, 2023	$(11,271)	$4,489	$(184,945)	$(191,727)
Other comprehensive income (loss) before reclassification	1,304	(4,020)	(69,412)	(72,128)
Reclassification of gains from other comprehensive income (loss)	—	(427)	—	(427)
Balances at February 29, 2024	$(9,967)	$42	$(254,357)	$(264,282)

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
Cash Flow Hedges
To protect gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s legal entities with functional currencies that are not U.S. dollars may hedge a portion of forecasted revenue or costs not denominated in the entities’ functional currencies. These instruments mature at various dates through February 2026. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of “Revenue” in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of foreign currency costs are recognized as a component of “Cost of revenue” or “Selling, general and administrative expenses” in the same period as the related costs are recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions.
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

	Value as of
Balance Sheet Line Item	February 29, 2024	November 30, 2023
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$1,478,401	$2,173,330
Other current assets	10,519	16,078
Other accrued liabilities	9,556	20,856
Derivative instruments designated as fair value hedges:
Cross-currency interest rate swaps (notional value)	$471,604	$471,604
Other long-term liabilities	12,988	17,219
Derivative instruments designated as cash flow hedges:
Foreign exchange forward contracts (notional value)	$1,013,034	$996,667
Other current assets and other assets	9,849	14,330
Other accrued liabilities and other long-term liabilities	4,244	2,724
Volume of activity
The notional amounts of foreign exchange forward contracts represent the gross amounts of foreign currency, including, principally, the Philippine peso, the Indian rupee, the euro, the British pound, the Canadian dollar, the Japanese yen, and the Australian dollar, that will be bought or sold at maturity. The notional amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. The Company’s exposure to credit loss and market risk will vary over time as currency exchange rates change.

The Effect of Derivative Instruments on AOCI and the Consolidated Statements of Operations
The following table shows the gains and losses, before taxes, of the Company’s derivative instruments designated as cash flow hedges and not designated as hedging instruments in other comprehensive income (“OCI”), and the consolidated statements of operations for the periods presented:

		Three Months Ended
	Locations of gain (loss) in statement of operations	February 29, 2024	February 28, 2023
Derivative instruments designated as cash flow and fair value hedges:
Gains (losses) recognized in OCI:
Foreign exchange forward contracts		$(5,423)	$10,203
Cross-currency interest rate swaps		75	—
Total		$(5,348)	$10,203

Gains (losses) reclassified from AOCI into income:
Foreign exchange forward contracts
Gain (loss) reclassified from AOCI into income	Cost of revenue for services	$454	$(5,760)
Gain (loss) reclassified from AOCI into income	Selling, general and administrative expenses	123	(1,981)
Total		$577	$(7,741)

Derivative instruments not designated as hedging instruments:
Gain recognized from foreign exchange forward contracts, net(1)	Other expense (income), net	$337	$6,225
(1)    The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net gains in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $5,168.
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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of February 29, 2024				As of November 30, 2023
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets measured at fair value:
Cash equivalents	$49,236	$49,236	$—	$—	$52,847	$52,847	$—	$—
Foreign government bond	—	—	—	—	1,853	1,853	—	—
Forward foreign currency exchange contracts	20,368	—	20,368	—	30,408	—	30,408	—
Liabilities measured at fair value:
Forward foreign currency exchange contracts	13,800	—	13,800	—	23,580	—	23,580	—
Cross-currency interest rate swaps	12,988	—	12,988	—	17,219	—	17,219	—
Acquisition contingent consideration	31,940	—	31,940	—	48,600	—	48,600	—
Liabilities measured at other than fair value:
Long term debt (senior notes)
Fair value	2,149,981	—	2,149,981	—	2,146,554	—	2,146,554	—
Carrying amount	2,132,774	—	—	—	2,131,870	—	—	—
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
The effect of nonperformance risk on the fair value of derivative instruments was not material as of February 29, 2024 and November 30, 2023.

The carrying values of term deposits with maturities less than one year, accounts receivable and accounts payable approximate fair value due to their short maturities and interest rates that are variable in nature. The carrying values of the outstanding balance on the term loan under the Company’s senior credit facility and the outstanding balance on the Company’s accounts receivable securitization facility (the “Securitization Facility”) approximate their fair values since they bear interest rates that are similar to existing market rates. The fair values of the 2026 Notes, 2028 Notes, and 2033 Notes (as defined in Note 8) were based on quoted prices in active markets and are classified within Level 2 of the fair value hierarchy. The Company does not adjust the quoted market prices for such financial instruments.
During the three months ended February 29, 2024 and February 28, 2023, there were no transfers between the fair value measurement category levels.
NOTE 8—BORROWINGS:
Borrowings consist of the following:

	As of
	February 29, 2024	November 30, 2023
Other loans	$2,714	$2,313
Current portion of long-term debt	$2,714	$2,313

6.650% Senior Notes due 2026	$800,000	$800,000
6.600% Senior Notes due 2028	800,000	800,000
6.850% Senior Notes due 2033	550,000	550,000
Credit Facility - Term Loan component	1,850,000	1,950,000
Securitization Facility	326,000	128,500
Sellers’ Note	756,177	762,286
Other loans	2,509	5,301
Long-term debt, before unamortized debt discount and issuance costs	5,084,686	4,996,087
Less: unamortized debt discount and issuance costs	(50,577)	(56,375)
Long-term debt, net	$5,034,109	$4,939,712

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

Restated Credit Facility

On April 21, 2023, the Company entered into an Amendment and Restatement Agreement (the “Amendment Agreement”) with the lenders party thereto, JPMorgan Chase Bank, N.A. and Bank of America, N.A., to amend and restate the Company’s senior secured credit facility (the “Prior Credit Facility” and as amended and restated, the “Restated Credit Facility”).
The Restated Credit Facility provides for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $1,042,500. The Restated Credit Facility also provides for a senior unsecured term loan facility in an aggregate principal amount not to exceed approximately $2,144,700 (the “Term Loan”), of which $1,850,000 was incurred upon the amendment and approximately $294,702 was drawn on a delayed draw basis on the Closing Date. Aggregate borrowing capacity under the Restated Credit Facility may be increased by up to an additional $500,000 by increasing the amount of the revolving credit facility or by incurring additional term loans, in each case subject to the satisfaction of certain conditions set forth in the Restated Credit Facility, including the receipt of additional commitments for such increase.
As of November 30, 2023, the outstanding principal balance on the Term Loan was $1,950,000 due to principal payments made subsequent to the Closing Date. During the three months ended February 29, 2024, the Company voluntarily prepaid $100,000 of the principal balance on the Term Loan, without penalty, resulting in an outstanding balance at February 29, 2024 of $1,850,000.
The maturity date of the Restated Credit Facility is December 27, 2026, subject, in the case of the revolving credit facility, to two one-year extensions upon the Company’s prior notice to the lenders and the agreement of the lenders to extend such maturity date. Due to the voluntary prepayments previously described, no principal payment is required until the outstanding principal amount is due in full on the maturity date.
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
At February 29, 2024 and November 30, 2023, no amounts were outstanding under the Company’s revolving credit facility.
During the three months ended February 28, 2023, the Company voluntarily prepaid $25,000 of the principal balance on the term loans under the Prior Credit Facility, without penalty.
Securitization Facility
The Company has an amended Securitization Facility that provides for available borrowings of up to $500,000 with a termination date of July 5, 2024. Borrowings under the Securitization Facility that are funded through the issuance of commercial paper bear interest at the applicable commercial paper rate plus a spread of 0.70% and, otherwise, at a per annum rate equal to the applicable SOFR rate (which includes a credit spread adjustment to the SOFR rate of 0.10%), plus a spread of 0.80%. Amounts drawn under the Securitization Facility have been classified as long-term debt within the consolidated balance sheet based on the Company’s ability and intent to refinance on a long-term basis as of February 29, 2024 and November 30, 2023.
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
Sellers’ Note
On September 25, 2023, as part of the consideration for the Webhelp Combination, Concentrix Corporation issued the Sellers’ Note in the aggregate principal amount of €700,000 to certain Sellers. The stated rate of interest associated with the Sellers’ Note is two percent (2.00%) per annum, which is below the Company’s expected borrowing rate. As a result, the Company discounted the Sellers’ Note by €31,500 using an approximate 4.36% imputed annual interest rate. This discounting resulted in an initial value of €668,500 or $711,830. The discounted value is being amortized into interest expense over the two-year term. All stated principal and accrued interest will be due and payable on September 25, 2025.

Covenant compliance
As of February 29, 2024 and November 30, 2023, Concentrix was in compliance with all covenants for the above arrangements.

NOTE 9—EARNINGS PER SHARE:

Basic and diluted earnings per common share (“EPS”) are computed using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating security.

	Three Months Ended
	February 29, 2024	February 28, 2023
Basic earnings per common share:
Net income	$52,102	$87,870
Less: net income allocated to participating securities(1)	(2,002)	(1,556)
Net income attributable to common stockholders	$50,100	$86,314

Weighted-average number of common shares - basic	65,664	51,150

Basic earnings per common share	$0.76	$1.69

Diluted earnings per common share:
Net income	$52,102	$87,870
Less: net income allocated to participating securities(1)	(1,998)	(1,546)
Net income attributable to common stockholders	$50,104	$86,324

Weighted-average number of common shares - basic	65,664	51,150
Effect of dilutive securities:
Stock options and restricted stock units	126	326
Weighted-average number of common shares - diluted	65,790	51,476

Diluted earnings per common share	$0.76	$1.68
(1)Restricted stock awards granted to employees by the Company are considered participating securities. Effective in the fourth quarter of fiscal year 2023, restricted stock units granted are also considered participating securities.
NOTE 10—REVENUE:
Disaggregated revenue
In the following table, the Company’s revenue is disaggregated by primary industry verticals:

	Three Months Ended
	February 29, 2024	February 28, 2023
Industry vertical:
Technology and consumer electronics	$665,102	$516,608
Retail, travel and ecommerce	583,712	305,504
Communications and media	380,165	256,987
Banking, financial services and insurance	365,422	259,653
Healthcare	191,089	177,824
Other	217,258	119,828
Total	$2,402,748	$1,636,404

NOTE 11—PENSION AND EMPLOYEE BENEFITS PLANS:
The Company has a 401(k) plan in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in the 401(k) plan on the first day of the month after their employment date. The Company may make discretionary contributions under the plan. Employees in most of the Company’s non-U.S. legal entities are covered by government mandated defined contribution plans. During the three months ended February 29, 2024 and February 28, 2023, the Company contributed $26,116 and $22,654, respectively, to defined contribution plans.
Defined Benefit Plans
For eligible employees in the United States, the Company maintains a frozen defined benefit pension plan (“the cash balance plan”), which includes both a qualified and non-qualified portion. The pension benefit formula for the cash balance plan is determined by a combination of compensation, age-based credits, and annual guaranteed interest credits. The qualified portion of the cash balance plan has been funded through contributions made to a trust fund.
The Company maintains funded or unfunded defined benefit pension or retirement plans for certain eligible employees in the Philippines, Malaysia, India, and France. Benefits under these plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plans.
Net benefit costs related to defined benefit plans were $3,579 and $2,934, during the three months ended February 29, 2024 and February 28, 2023, respectively. On an aggregate basis, the plans were underfunded by $82,491 and $81,813 at February 29, 2024 and November 30, 2023, respectively.
NOTE 12—INCOME TAXES:
Income taxes consist of current and deferred tax expense resulting from income earned in domestic and international jurisdictions. The effective tax rates for the three months ended February 29, 2024 and February 28, 2023 were impacted by the geographic mix of worldwide income and certain discrete items.
The liability for unrecognized tax benefits was $88,948 and $87,939 at February 29, 2024 and November 30, 2023, respectively, and is included in other long-term liabilities in the consolidated balance sheets. As of February 29, 2024 and November 30, 2023, the total amount of unrecognized tax benefits that would affect income tax expense if recognized in the consolidated financial statements was $59,724 and $52,779, respectively. This amount includes net interest and penalties of $9,258 and $8,617 for the respective periods. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease between approximately $46,865 and $47,383 in the next twelve months; however, actual developments in this area could differ from those currently expected.

NOTE 13— LEASES:
The Company leases certain of its facilities and equipment under operating lease agreements, which expire in various periods through 2037. The Company’s finance leases are not material.
The following table presents the various components of operating lease costs:

	Three Months Ended
	February 29, 2024	February 28, 2023
Operating lease cost	$68,920	$51,760
Short-term lease cost	20,486	4,719
Variable lease cost	10,756	12,331
Sublease income	(492)	(1,363)
Total operating lease cost	$99,670	$67,447
The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five fiscal years and thereafter as of February 29, 2024:

Fiscal Years Ending November 30,
2024 (remaining nine months)	$219,100
2025	253,922
2026	188,929
2027	130,847
2028	92,334
Thereafter	153,969
Total payments	1,039,101
Less: imputed interest*	156,627
Total present value of lease payments	$882,474
*Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.
The following amounts were recorded in the consolidated balance sheets related to the Company’s operating leases:

		As of
		February 29, 2024	November 30, 2023
Operating lease ROU assets	Other assets, net	$839,337	$813,590
Current operating lease liabilities	Other accrued liabilities	233,019	229,010
Non-current operating lease liabilities	Other long-term liabilities	649,455	623,290
The following table presents supplemental cash flow information related to the Company’s operating leases. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Three Months Ended
	February 29, 2024	February 28, 2023
Cash paid for amounts included in the measurement of lease liabilities	$75,842	$53,825
Non-cash ROU assets obtained in exchange for lease liabilities	87,511	41,394

The weighted-average remaining lease term and discount rate as of February 29, 2024 and November 30, 2023 were as follows:

	As of
	February 29, 2024	November 30, 2023
Weighted-average remaining lease term (years)	4.77	4.88
Weighted-average discount rate	6.52%	6.41%
NOTE 14—COMMITMENTS AND CONTINGENCIES:
From time to time, the Company receives notices from third parties, including customers and suppliers, seeking indemnification, payment of money, or other actions in connection with claims made against them. Also, from time to time, the Company has been involved in various bankruptcy preference actions where the Company was a supplier to the companies now in bankruptcy. In addition, the Company is subject to various other claims, both asserted and unasserted, that arise in the ordinary course of business. The Company evaluates these claims and records the related liabilities. It is possible that the liabilities ultimately incurred by the Company could differ from the amounts recorded.
The Company does not believe that the above commitments and contingencies will have a material adverse effect on the Company’s results of operations, financial position, or cash flows.
NOTE 15—STOCKHOLDERS’ EQUITY:

Share repurchase program
In September 2021, the Company’s board of directors authorized the Company to purchase up to $500,000 of the Company’s outstanding shares of common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. The repurchase program has no termination date and may be suspended or discontinued at any time. During the three months ended February 29, 2024 and February 28, 2023, the Company repurchased 237 and 71 shares, respectively, of its common stock for an aggregate purchase price of $21,674 and $10,001, respectively. The share repurchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes. At February 29, 2024, approximately $268,452 remained available for share repurchases under the existing authorization from the Company’s board of directors.
During March 2023, the Company repurchased 184 shares of its common stock for an aggregate purchase price of $11,964.

Dividends
During fiscal years 2024 and 2023, the Company has paid the following dividends per share approved by the Company’s board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
January 19, 2023	January 30, 2023	$0.275	February 10, 2023
March 29, 2023	April 28, 2023	$0.275	May 9, 2023
June 28, 2023	July 28, 2023	$0.275	August 8, 2023
September 27, 2023	October 27, 2023	$0.3025	November 7, 2023
January 24, 2024	February 5, 2024	$0.3025	February 15, 2024

On March 26, 2024, the Company announced a cash dividend of $0.3025 per share to stockholders of record as of April 26, 2024, payable on May 7, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023, as filed with the Securities and Exchange Commission on January 29, 2024. References to “we,” “our,” “us,” “the Company” or “Concentrix + Webhelp” refer to Concentrix Corporation and its subsidiaries.

Certain comparisons of the year-over-year changes in revenue and cost of revenue in the discussion of our results of operations for the three months ended February 29, 2024 and February 28, 2023 include a supplemental comparison as if the Webhelp Combination had occurred at the beginning of fiscal year 2023. These supplemental comparisons can be identified by the language “if the Webhelp Combination had occurred at the beginning of fiscal year 2023”. The amounts used in these supplemental comparisons were determined by adding (a) the Webhelp results of operations for the relevant period in fiscal year 2023 prior to the Webhelp Combination and making reclassification and adjustments of International Financial Reporting Standards as issued by the International Accounting Standards Board (“IFRS”) to U.S. GAAP for the period, consistent with the adjustments made in our unaudited proforma condensed combined financial statements filed as Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on March 22, 2024 and (b) the Company’s consolidated results of operations for the relevant period in fiscal year 2023. We believe the presentation of this supplemental information is useful because the Webhelp Combination had a significant impact on revenue and cost of revenue for the post-acquisition period and the supplemental comparison enables readers to better understand changes in the combined business. These supplemental comparisons are provided for informational purposes only and may not necessarily reflect the results of operations that would have occurred had the Webhelp Combination actually occurred as of the beginning of the period referenced.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our expected future financial condition, results of operations, effective tax rate, cash flows, leverage, liquidity, business strategy, competitive position, demand for our services and seasonality of our business, international operations, acquisition opportunities and the anticipated impact of acquisitions, capital allocation and dividends, growth opportunities, spending, capital expenditures and investments, competition and market forecasts, industry trends, our human capital resources and sustainability initiatives, and statements that include words such as believe, expect, may, will, provide, could, should, and other similar expressions. These forward-looking statements are inherently uncertain and involve substantial risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Risks and uncertainties include, among other things: risks related to our combination with Webhelp, including the ability to retain key employees and successfully integrate the Webhelp business; our ability to realize estimated cost savings, synergies or other anticipated benefits of our combination with Webhelp, or that such benefits may take longer to realize than expected; diversion of management’s attention; the potential impact of the consummation of our combination with Webhelp on relationships with clients and other third parties; risks related to general economic conditions, including consumer demand, interest rates, inflation, supply chains, and the effects of the conflicts in Ukraine and Gaza; cyberattacks on our or our clients’ networks and information technology systems; uncertainty around, and disruption from, new and emerging technologies, including the adoption and utilization of generative artificial intelligence; the failure of our staff and contractors to adhere to our and our clients’ controls and processes; the inability to protect personal and proprietary information; the effects of communicable diseases or other public health crises, natural disasters, and adverse weather conditions; geopolitical, economic and climate- or weather-related risks in regions with a significant concentration of our operations; the inability to execute on our digital customer experience strategy; competitive conditions in our industry and consolidation of our competitors; variability in demand by our clients or the early termination of our client contracts; the level of business activity of our clients and the market acceptance and performance of their products and services; the demand for customer experience solutions and technology; damage to our reputation through the actions or inactions of third parties; changes in law, regulations or regulatory guidance; the operability of our communication services and information technology systems and networks; the loss of key personnel or the inability to attract and retain staff with the skills and expertise needed for our business; increases in the cost of labor; the inability to successfully identify complete and integrate strategic acquisitions or investments; higher than expected tax liabilities; currency exchange rate fluctuations; investigative or legal actions; and other risks that are described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2023. We do not intend to update forward-looking statements, which speak only as of the date hereof, unless otherwise required by law.

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
Overview and Basis of Presentation
Concentrix is a leading global provider of Customer Experience (“CX”) solutions and technology that help iconic and disruptive brands drive deep understanding, full lifecycle engagement, and differentiated experiences for their end-customers. We provide end-to-end capabilities, including CX process optimization, technology innovation and design engineering, front- and back-office automation, analytics, and business transformation services to clients in five primary industry verticals. Our differentiated portfolio of solutions supports Fortune Global 500 as well as new economy clients across the globe in their efforts to deliver an optimized, consistent brand experience across all channels of communication, such as voice, chat, email, social media, asynchronous messaging, and custom applications. We strive to deliver exceptional services globally supported by our deep industry knowledge, technology and security practices, talented people, and digital and analytics expertise.
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

Webhelp is a leading provider of CX solutions, including sales, marketing, and payment services, with significant operations and client relationships in Europe, Latin America, and Africa. Since the closing of the Webhelp Combination, we have operated under the trade name “Concentrix + Webhelp” while we transition Webhelp operations and branding to the Concentrix name. The preliminary purchase consideration for the acquisition of the Shares is valued at approximately $3,774.8 million, net of cash and restricted cash acquired.
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
In both the first fiscal quarter of 2024 and 2023, approximately 79% of our consolidated revenue was generated from our non-U.S. operations, and approximately 50% and 69%, respectively, of our consolidated revenue was priced in U.S. dollars. We expect that a majority of our revenue will continue to be generated from our non-U.S. operations while being priced in U.S. dollars. As a result, we have certain client contracts that are priced in non-U.S. dollar currencies for which a substantial portion of the costs to deliver the services are in other currencies. Accordingly, our revenue may be earned in currencies that are different from the currencies in which we incur corresponding expenses. Fluctuations in the value of currencies, such as the Philippine peso, the Indian rupee, the euro, and the Canadian dollar, against the U.S. dollar or other currencies in which we bill our clients, and inflation in the local economies in which these delivery centers are located, can impact the operating and labor costs in these delivery centers, which can result in reduced profitability. As a result, our revenue growth, costs and profitability have been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates and inflation.
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
Economic and Industry Trends
The CX solutions industry in which we operate is competitive, including on the basis of pricing terms, delivery capabilities, and quality of services. Further, there can be competitive pressure for labor in various markets, which could result in increased labor costs. Accordingly, we could be subject to pricing and labor cost pressures and may experience a decrease in revenue and operating income. Our business operates globally in over 70 countries across six continents. We have significant concentrations in the Philippines, India, Brazil, the United States, Turkey, Colombia, Egypt, the United Kingdom, Morocco, China, and elsewhere throughout EMEA, Latin America, and Asia-Pacific. Accordingly, we would be impacted by economic strength or weakness in these geographies and by the strengthening or weakening of local currencies relative to the U.S. dollar.
Seasonality
Our revenue and margins fluctuate with the underlying trends in our clients’ businesses and trends in the level of consumer activity. As a result, our revenue and margins are typically higher in the fourth fiscal quarter of the year than in any other fiscal quarter.
Critical Accounting Policies and Estimates
During the three months ended February 29, 2024, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023.

Results of Operations – Three Months Ended February 29, 2024 and February 28, 2023

	Three Months Ended
	February 29, 2024	February 28, 2023

	($ in thousands)
Revenue	$2,402,748	$1,636,404
Cost of revenue	1,546,219	1,055,243
Gross profit	856,529	581,161
Selling, general and administrative expenses	708,090	425,114
Operating income	148,439	156,047
Interest expense and finance charges, net	82,439	33,990
Other expense (income), net	(6,824)	3,714
Income before income taxes	72,824	118,343
Provision for income taxes	20,722	30,473
Net income	$52,102	$87,870
Revenue

	Three Months Ended		% Change
	February 29, 2024	February 28, 2023	2024 to 2023

	($ in thousands)
Industry vertical:
Technology and consumer electronics	$665,102	$516,608	28.7%
Retail, travel and ecommerce	583,712	305,504	91.1%
Communications and media	380,165	256,987	47.9%
Banking, financial services and insurance	365,422	259,653	40.7%
Healthcare	191,089	177,824	7.5%
Other	217,258	119,828	81.3%
Total	$2,402,748	$1,636,404	46.8%
We generate revenue by delivering our CX solutions and technology to our clients categorized in the above primary industry verticals. Our solutions focus on customer engagement, process optimization, and back-office automation.
Our revenue increased by 46.8% in the three months ended February 29, 2024, compared to the three months ended February 28, 2023, primarily as a result of the Webhelp Combination. For the three months ended February 29, 2024, revenue across all verticals increased, primarily as a result of the Webhelp Combination. The increase in revenue was partially offset by the negative effect of foreign currency translation of $12.8 million, or 0.8%. The unfavorable foreign currency translation effect on revenue was primarily due to the weakening of the Argentine peso, Japanese yen and Australian dollar against the U.S. dollar. If the Webhelp Combination had occurred at the beginning of fiscal year 2023, our revenue would have increased by 1.7% in the first quarter of 2024.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended		% Change
	February 29, 2024	February 28, 2023	2024 to 2023

	($ in thousands)
Cost of revenue	$1,546,219	$1,055,243	46.5%
Gross profit	$856,529	$581,161	47.4%
Gross margin %	35.6%	35.5%
Cost of revenue consists primarily of personnel costs. Gross margin can be impacted by resource location, client mix and pricing, additional lead time for programs to be fully scalable, and transition and initial set-up costs.

Our cost of revenue increased by 46.5% in the three months ended February 29, 2024, compared to the three months ended February 28, 2023, primarily due to the increase in our revenue and personnel costs related to the Webhelp Combination. The increases were partially offset by a $22.4 million, or 2.1%, reduction in our cost of revenue due to foreign currency translation. The foreign currency translation impact on our cost of revenue was caused primarily by the weakening of the Argentine peso, Philippine peso and Japanese yen against the U.S. dollar. If the Webhelp Combination had occurred at the beginning of fiscal year 2023, our cost of sales would have increased by 1.6% in the first quarter of 2024.
Our gross profit increased by 47.4% in the three months ended February 29, 2024, compared to the three months ended February 28, 2023, primarily due to the increase in revenue and the contributions from acquired operations and a net favorable foreign currency impact of $9.6 million on gross profit, partially offset by the increase in cost of revenue. Our gross margin percentage for the three months ended February 29, 2024 increased to 35.6% from 35.5% in the prior year period due to changes in the mix of geographies where our services were delivered.
Selling, General and Administrative Expenses

	Three Months Ended		% Change
	February 29, 2024	February 28, 2023	2024 to 2023

	($ in thousands)
Selling, general and administrative expenses	$708,090	$425,114	66.6%
Percentage of revenue	29.5%	26.0%
Our selling, general and administrative expenses consist primarily of support personnel costs such as salaries, commissions, bonuses, employee benefits, and share-based compensation costs. Selling, general and administrative expenses also include the cost of our global delivery facilities, utility expenses, hardware and software costs related to our technology infrastructure, legal and professional fees, depreciation on our technology and facility equipment, amortization of intangible assets resulting from acquisitions, marketing expenses, and acquisition-related and integration expenses.
Our selling, general and administrative expenses increased by 66.6% in the three months ended February 29, 2024, compared to the three months ended February 28, 2023, primarily due to incremental selling, general and administrative expenses associated with the Webhelp Combination, an increase in amortization expenses, primarily associated with the Webhelp Combination, of $77.0 million and an increase in acquisition-related and integration expenses of $24.6 million. These increases were partially offset by a $4.7 million reduction in selling, general and administrative expenses due to foreign currency translation impacts. As a percentage of revenue, selling, general and administrative expenses increased from 26.0% in the first fiscal quarter of 2023 to 29.5% in the first fiscal quarter of 2024 due to the net effect of the changes described.
Operating Income

	Three Months Ended		% Change
	February 29, 2024	February 28, 2023	2024 to 2023

	($ in thousands)
Operating income	$148,439	$156,047	(4.9)%
Operating margin	6.2%	9.5%
Our operating income decreased during the three months ended February 29, 2024, compared to the three months ended February 28, 2023, due to the increase in selling, general and administrative expenses partially offset by the increase in gross profit.
Our operating margin decreased during the three months ended February 29, 2024, compared to the three months ended February 28, 2023, due to the increase in selling, general and administrative expenses as a percentage of revenue partially offset by the increase in gross margin percentage.

Interest Expense and Finance Charges, Net

	Three Months Ended		% Change
	February 29, 2024	February 28, 2023	2024 to 2023

	($ in thousands)
Interest expense and finance charges, net	$82,439	$33,990	142.5%
Percentage of revenue	3.4%	2.1%
Amounts recorded in interest expense and finance charges, net consist primarily of interest on our senior notes issued in August 2023, interest expense on term loan borrowings under our senior credit facility, interest expense on borrowings under our accounts receivable securitization facility (the “Securitization Facility”) and interest expense on the promissory note issued by us to certain Sellers in connection with the Webhelp Combination (the “Sellers’ Note”).
The increase in interest expense and finance charges, net for the three months ended February 29, 2024, compared to the three months ended February 28, 2023, was primarily due to interest expense on our senior notes of $36.8 million and interest expense, including imputed interest, associated with the Sellers’ Note of $8.0 million, each of which were not outstanding in the prior year period.
Other Expense (Income), Net

	Three Months Ended		% Change
	February 29, 2024	February 28, 2023	2024 to 2023

	($ in thousands)
Other expense (income), net	$(6,824)	$3,714	(283.7)%
Percentage of revenue	(0.3)%	0.2%
Amounts recorded as other expense (income), net primarily include foreign currency transaction gains and losses other than cash flow hedges, investment gains and losses, the non-service component of pension costs, other non-operating gains and losses, and changes in acquisition contingent consideration related to the Webhelp Combination.
Other expense (income), net in the three months ended February 29, 2024 was income of $6.8 million, compared to expense of $3.7 million in the three months ended February 28, 2023. The change in other expense (income), net over the prior year period was primarily due to income associated with the change in acquisition contingent consideration associated with the Webhelp Combination of $14.9 million during the three months ended February 29, 2024, offset primarily by net foreign currency losses.
Provision for Income Taxes

	Three Months Ended		% Change
	February 29, 2024	February 28, 2023	2024 to 2023

	($ in thousands)
Provision for income taxes	$20,722	$30,473	(32.0)%
Percentage of income before income taxes	28.5%	25.7%
Our provision for income taxes consists of our current and deferred tax expense resulting from our income earned in domestic and international jurisdictions.
Our provision for income taxes decreased in the three months ended February 29, 2024, compared to the three months ended February 28, 2023, primarily due to a decrease in income before taxes. The effective tax rate for the three months ended February 29, 2024 increased compared to the three months ended February 28, 2023, primarily due to the change in mix of income earned in different tax jurisdictions between periods.

Certain Non-GAAP Financial Information

In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:
•Non-GAAP operating income, which is operating income, adjusted to exclude acquisition-related and integration expenses, including related restructuring costs, step-up depreciation, amortization of intangible assets and share-based compensation.
•Non-GAAP operating margin, which is non-GAAP operating income, as defined above, divided by revenue.
•Adjusted earnings before interest, taxes, depreciation, and amortization, or adjusted EBITDA, which is non-GAAP operating income, as defined above, plus depreciation (exclusive of step-up depreciation).
•Adjusted EBITDA margin, which is adjusted EBITDA, as defined above, divided by revenue.
•Non-GAAP net income, which is net income excluding the tax effected impact of acquisition-related and integration expenses, including related restructuring costs, amortization of intangible assets, share-based compensation, imputed interest related to the Sellers’ note, change in acquisition contingent consideration and foreign currency losses (gains), net.

•Free cash flow, which is cash flows from operating activities less capital expenditures, and adjusted free cash flow, which is free cash flow excluding the effect of changes in the outstanding factoring balance. We believe that free cash flow is a meaningful measure of cash flows since capital expenditures are a necessary component of ongoing operations. We believe that adjusted free cash flow is a meaningful measure of cash flows because it removes the effect of factoring which changes the timing of the receipt of cash for certain receivables. However, free cash flow and adjusted cash flow have limitations because they do not represent the residual cash flow available for discretionary expenditures. For example, free cash flow and adjusted free cash flow do not incorporate payments for business acquisitions.
•Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share, tax effected impact of acquisition-related and integration expenses, including related restructuring costs, step-up depreciation, amortization of intangible assets, share-based compensation, imputed interest related to the Sellers’ note, change in acquisition contingent consideration and foreign currency losses (gains), net. Non-GAAP EPS excludes net income attributable to participating securities, and the per share, tax-effected impact of adjustments to net income described above reflect only those amounts that are attributable to common shareholders.

We believe that providing this additional information is useful to the reader to better assess and understand our base operating performance, especially when comparing results with previous periods and for planning and forecasting in future periods, primarily because management typically monitors the business adjusted for these items in addition to GAAP results. Management also uses these non-GAAP measures to establish operational goals and, in some cases, for measuring performance for compensation purposes. These non-GAAP financial measures exclude amortization of intangible assets. Our acquisition activities have resulted in the recognition of intangible assets, which consist primarily of customer relationships, technology, and trade names. Finite-lived intangible assets are amortized over their estimated useful lives and are tested for impairment when events indicate that the carrying value may not be recoverable. The amortization of intangible assets is reflected in our statements of operations. Although intangible assets contribute to our revenue generation, the amortization of intangible assets does not directly relate to the services performed for our clients. Additionally, intangible asset amortization expense typically fluctuates based on the size and timing of our acquisition activity. Accordingly, we believe excluding the amortization of intangible assets, along with the other non-GAAP adjustments, which neither relate to the ordinary course of our business nor reflect our underlying business performance, enhances our and our investors’ ability to compare our past financial performance with its current performance and to analyze underlying business performance and trends. Intangible asset amortization excluded from the related non-GAAP financial measure represents the entire amount recorded within our GAAP financial statements, and the revenue generated by the associated intangible assets has not been excluded from the related non-GAAP financial measure. Intangible asset amortization is excluded from the related non-GAAP financial measure because the amortization, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired or the estimated useful life of an intangible asset is revised. These non-GAAP financial measures also exclude share-based compensation expense. Given the subjective assumptions and the variety of award types that companies can use when calculating share-based compensation expense, management believes this additional information allows investors to make additional comparisons between our operating results and those of our peers. As these non-GAAP financial measures are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies. These non-GAAP financial measures should not be considered in isolation or as a substitute for the comparable GAAP measures and should be used as a complement to, and in conjunction with, data presented in accordance with GAAP.

	Three Months Ended
	February 29, 2024	February 28, 2023
	($ in thousands, except per share amounts)

Operating income	$148,439	$156,047
Acquisition-related and integration expenses	30,173	5,543
Step-up depreciation	2,501	—
Amortization of intangibles	116,302	39,260
Share-based compensation	21,646	16,754
Non-GAAP operating income	$319,061	$217,604

Net income	$52,102	$87,870
Interest expense and finance charges, net	82,439	33,990
Provision for income taxes	20,722	30,473
Other expense (income), net	(6,824)	3,714
Acquisition-related and integration expenses	30,173	5,543
Step-up depreciation	2,501	—
Amortization of intangibles	116,302	39,260
Share-based compensation	21,646	16,754
Depreciation (exclusive of step-up depreciation)	65,257	38,175
Adjusted EBITDA	$384,318	$255,779

Operating margin	6.2%	9.5%
Non-GAAP operating margin	13.3%	13.3%
Adjusted EBITDA margin	16.0%	15.6%

Net income	$52,102	$87,870
Acquisition-related and integration expenses	30,173	5,543
Step-up depreciation	2,501	—
Imputed interest related to Sellers' Note included in interest expense and finance charges, net	4,178	—
Change in acquisition contingent consideration included in other expense (income), net	(14,897)	—
Foreign currency losses (gains), net (2)	6,610	2,502
Amortization of intangibles	116,302	39,260
Share-based compensation	21,646	16,754
Income taxes related to the above (1)	(42,960)	(16,015)
Non-GAAP net income	$175,655	$135,914

	Three Months Ended
	February 29, 2024	February 28, 2023
	($ in thousands, except per share amounts)

Diluted earnings per common share (“EPS”)	$0.76	$1.68
Acquisition-related and integration expenses	0.44	0.11
Step-up depreciation	0.04	—
Imputed interest related to Sellers' Note included in interest expense and finance charges, net	0.06	—
Change in acquisition contingent consideration included in other expense (income), net	(0.22)	—
Foreign currency losses (gains), net (2)	0.10	0.05
Amortization of intangibles	1.70	0.75
Share-based compensation	0.32	0.32
Income taxes related to the above (1)	(0.63)	(0.32)
Non-GAAP Diluted EPS	$2.57	$2.59

(1)The tax effect of taxable and deductible non-GAAP adjustments was calculated using the tax deductible portion of the expenses and applying the entity specific, statutory tax rates applicable to each item during the respective periods.

(2)Foreign currency losses (gains), net are included in other expense (income), net and primarily consist of gains and losses recognized on the revaluation and settlement of foreign currency transactions and realized and unrealized gains and losses on derivative contracts that do not qualify for hedge accounting. The reported amounts for non-GAAP net income and non-GAAP EPS for the three months ended February 29, 2024 include adjustments to exclude these foreign currency losses (gains), net, which were not adjusted in similar non-GAAP measures previously reported for the corresponding period in fiscal year 2023. In order to enhance comparability, similar adjustments were made for non-GAAP net income and non-GAAP EPS for the three months ended February 28, 2023.

Liquidity and Capital Resources
Our primary uses of cash are working capital, capital expenditures to expand our delivery footprint and enhance our technology solutions, debt repayments and acquisitions, including our combination with Webhelp in September 2023. Our financing needs for these uses of cash have been a combination of operating cash flows and third-party debt arrangements. Our working capital needs are primarily to finance accounts receivable. When our revenue is increasing, our net investment in working capital typically increases. Conversely, when revenue is decreasing, our net investment in working capital typically decreases. To increase our market share and better serve our clients, we may further expand our operations through investments or acquisitions. We expect that such expansion would require an initial investment in working capital, personnel, facilities, and operations. These investments or acquisitions would likely be funded primarily by our existing cash and cash equivalents, available liquidity, including capacity on our debt arrangements, or the issuance of securities. We funded the Webhelp Combination through (i) proceeds from our August 2023 offering and sale of senior notes, (ii) term loan borrowings under our senior credit facility, and (iii) cash on hand.

In September 2021, considering our strong free cash flow, low leverage and adequate liquidity to support capital return to stockholders while maintaining flexibility to pursue acquisitions, our board of directors authorized a share repurchase program. Under the share repurchase program, the board of directors authorized the repurchase of up to $500 million of our common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. The share repurchase program has no termination date and may be suspended or discontinued at any time. During the three months ended February 29, 2024 and February 28, 2023, we repurchased 237,105 and 71,340 shares, respectively, of our common stock under the share repurchase program for approximately $21.7 million and $10.0 million, respectively, in the aggregate. At February 29, 2024, approximately $268.5 million remained available for share repurchases under the existing authorization from our board of directors.

During March 2024, we repurchased 184,251 shares of our common stock for an aggregate purchase price of $12.0 million.

During fiscal years 2024 and 2023, we have paid the following dividends per share approved by our board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
January 19, 2023	January 30, 2023	$0.275	February 10, 2023
March 29, 2023	April 28, 2023	$0.275	May 9, 2023
June 28, 2023	July 28, 2023	$0.275	August 8, 2023
September 27, 2023	October 27, 2023	$0.3025	November 7, 2023
January 24, 2024	February 5, 2024	$0.3025	February 15, 2024

On March 26, 2024, we announced a cash dividend of $0.3025 per share to stockholders of record as of April 26, 2024, payable on May 7, 2024.

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
Debt Arrangements
Senior Notes

On August 2, 2023, we issued and sold (i) $800 million aggregate principal amount of 6.650% Senior Notes due 2026 (the “2026 Notes”), (ii) $800 million aggregate principal amount of 6.600% Senior Notes due 2028 (the “2028 Notes”) and (iii) $550 million aggregate principal amount of 6.850% Senior Notes due 2033 (the “2033 Notes”) and, together with the 2026 Notes and 2028 Notes, the “Senior Notes”). The Senior Notes were sold in a registered public offering pursuant to our Registration Statement on Form S-3, which became effective upon filing, and a Prospectus Supplement dated July 19, 2023, to a Prospectus dated July 17, 2023.

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

Restated Credit Facility

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
As of November 30, 2023, the outstanding principal balance on the Term Loan was $1,950 million. During the three months ended February 29, 2024, we voluntarily prepaid $100 million of the principal balance on the Term Loan, without penalty, resulting in an outstanding balance at February 29, 2024 of approximately $1,850 million.
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

At February 29, 2024 and November 30, 2023, no amounts were outstanding under our revolving credit facility.

During the three months ended February 28, 2023, the Company voluntarily prepaid $25,000 of the principal balance on the term loans under the Prior Credit Facility, without penalty.
Securitization Facility
We have an amended Securitization Facility that provides for available borrowings of up to $500 million with a termination date of July 5, 2024. Borrowings under the Securitization Facility that are funded through the issuance of commercial paper bear interest at the applicable commercial paper rate plus a spread of 0.70% and, otherwise, at a per annum rate equal to the applicable SOFR rate (which includes a credit spread adjustment to the SOFR rate of 0.10%), plus a spread of 0.80%.

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

Sellers’ Note

On September 25, 2023, as part of the consideration for the Webhelp Combination, we issued the Sellers’ Note in the aggregate principal amount of €700 million to certain Sellers. Pursuant to the Sellers’ Note, the unpaid principal amount outstanding accrues interest at a rate of two percent (2%) per annum, and all principal and accrued interest will be due and payable on September 25, 2025. The stated rate of interest is below our expected borrowing rate. As a result, we discounted the Sellers’ Note by €31,500. The discounted value is being amortized into interest expense over the two-year term.

As of February 29, 2024 and November 30, 2023, we were in compliance with the debt covenants related to our debt arrangements.

Cash Flows – Three Months Ended February 29, 2024 and February 28, 2023
The following summarizes our cash flows for the three months ended February 29, 2024 and February 28, 2023, as reported in our consolidated statement of cash flows in the accompanying consolidated financial statements.

	Three Months Ended
	February 29, 2024	February 28, 2023

	($ in thousands)
Net cash provided by (used in) operating activities	$(46,870)	$103,893
Net cash used in investing activities	(60,562)	(39,597)
Net cash provided by (used in) financing activities	14,444	(34,526)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,544)	2,797
Net increase (decrease) in cash, cash equivalents and restricted cash	$(98,532)	$32,567
Cash, cash equivalents and restricted cash at beginning of year	516,487	157,463
Cash, cash equivalents and restricted cash at the end of the period	$417,955	$190,030
Operating Activities
Net cash used in operating activities was $46.9 million for the three months ended February 29, 2024, compared to net cash provided by operating activities of $103.9 million for the three months ended February 28, 2023. The change over the prior year period was primarily due to unfavorable changes in working capital and the decrease in net income.

Investing Activities

Net cash used in investing activities for the three months ended February 29, 2024 was $60.6 million, compared to $39.6 million for the three months ended February 28, 2023. The increase in net cash used in investing activities over the prior year period primarily related to an increase in capital expenditures as a result of the expanded business due to the Webhelp Combination and payment of deferred cash consideration of $4.5 million related to the Webhelp Combination in the first quarter of 2024.

Financing Activities
Net cash provided by financing activities for the three months ended February 29, 2024 was $14.4 million, consisting primarily of net borrowings of $197.5 million under our Securitization Facility partially offset by principal payments of $100.0 million made on term loan borrowings under our senior credit facility, share repurchases of $21.7 million, a change in funds held for clients of $37.9 million, and dividends of $20.6 million.
Net cash used in financing activities for the three months ended February 28, 2023 was $34.5 million, consisting primarily of principal payments of $25.0 million made on the Term Loan, share repurchases of $10.0 million and dividends of $14.3 million, partially offset by net proceeds of $20.5 million from borrowings under the Securitization Facility
Free Cash Flow and Adjusted Free Cash Flow (non-GAAP measures)

	Three Months Ended
	February 29, 2024	February 28, 2023

	($ in thousands)
Net cash provided by (used in) operating activities	$(46,870)	$103,893
Purchases of property and equipment	(56,059)	(39,597)
Free cash flow (a non-GAAP measure)	$(102,929)	$64,296
Change in outstanding factoring balances	21,624	—
Adjusted free cash flow (a non-GAAP measure)	$(81,305)	$64,296

Our free cash flow was a use of cash of $102.9 million for the three months ended February 29, 2024 compared to generation of cash of $64.3 million for the three months ended February 28, 2023. The decrease in free cash flow for the three months ended February 29, 2024 compared to the prior year period was due to the decrease in cash provided by operating activities and an increase in capital expenditures resulting from the Webhelp Combination.
Our adjusted free cash flow was a use of cash of $81.3 million for the three months ended February 29, 2024 compared to generation of cash of $64.3 million for the three months ended February 28, 2023. The decrease in adjusted free cash flow for the three months ended February 29, 2024 compared to the prior year period was due to a decrease in free cash flow offset by the change in outstanding factoring balances of $21.6 million.

Capital Resources
As of February 29, 2024, we had total liquidity of $1,451.3 million, which includes undrawn capacity on our revolving credit facility of $1,042.5 million, undrawn capacity of $174.0 million under our Securitization Facility and cash and cash equivalents.
Our cash and cash equivalents totaled $234.8 million and $295.3 million as of February 29, 2024 and November 30, 2023, respectively. Of our total cash and cash equivalents, 98% and 99% were held by our non-U.S. legal entities as of February 29, 2024 and November 30, 2023, respectively. The cash and cash equivalents held by our non-U.S. legal entities are no longer subject to U.S. federal tax on repatriation into the United States; repatriation of some non-U.S. balances is restricted by local laws. Historically, we have fully utilized and reinvested all non-U.S. cash to fund our international operations and expansions; however, we have recorded deferred tax liabilities related to non-U.S. withholding taxes on the earnings of certain previously acquired non-U.S. entities that are likely to be repatriated in the future. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of the state and withholding taxes depending upon the planned timing and manner of such repatriation.

We believe that our available cash and cash equivalents balances, the cash flows expected to be generated from operations, and our sources of liquidity will be sufficient to satisfy our current and planned working capital and investment needs for the next twelve months. We also believe that our longer-term working capital, planned capital expenditures, and other general corporate funding requirements will be satisfied through cash flows from operations and, to the extent necessary, from our borrowing facilities and future financing activities.

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
Foreign Currency Risk
While approximately 50% of our revenue is priced in U.S. dollars, we recognize a substantial amount of revenue under contracts that are denominated in euros, British pounds, Japanese yen, and Brazilian real, among other currencies. A significant increase in the value of the U.S. dollar relative to these currencies may have a material adverse effect on the value of those services when translated into U.S. dollars.

We serve many of our U.S.-based, European and British clients from our CX delivery centers located around the world. As a result, a substantial portion of the costs to deliver these services are denominated in the local currency of the country where the services are performed. This creates foreign exchange exposure for us. As of February 29, 2024, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in certain foreign currencies by entering into hedging contracts with institutions to acquire a total of PHP 41,580.0 million at a fixed price of $736.7 million at various dates through February 2026; and INR 23,010.0 million at a fixed price of $270.7 million at various dates through February 2026. The fair value of these derivative instruments as of February 29, 2024 is presented in Note 7 of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The potential loss in fair value at February 29, 2024 for such contracts resulting from a hypothetical 10% adverse change in the underlying foreign currency exchange rates is approximately $101.3 million. This loss would be substantially mitigated by corresponding gains on the underlying foreign currency exposures.
Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into hedging contracts that are not denominated as hedges. The purpose of these derivative instruments is to mitigate the risk of foreign currency exposure related to receivables, payables, and intercompany transactions that are denominated in currencies that are different from the functional currencies of our respective legal entities that are party to the transactions. As of February 29, 2024, the fair value of these derivatives not designated as hedges was a net receivable of $1.0 million.
Interest Rate Risk
At February 29, 2024, our outstanding debt under our Restated Credit Facility and our Securitization Facility is variable rate debt, which exposes the Company to changes in interest rates. Holding other variables constant, including the total amount of outstanding indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated increase in interest expense of approximately $21.8 million per year.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by Concentrix in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

We acquired Webhelp in the fourth quarter of fiscal year 2023. We are currently in the process of evaluating and integrating the acquired operations, processes, and internal controls. See Note 3 of the consolidated financial statements included in this report for additional information on this acquisition.
Except for this acquisition, there were no changes in our internal control over financial reporting that occurred during our first fiscal quarter of fiscal year 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe that these proceedings will have a material adverse effect on the results of our operations, our financial position, or the cash flows of our business. During the three months ended February 29, 2024, there were no new material legal proceedings and no material developments in any legal proceedings reported in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023.
ITEM 1A. RISK FACTORS

You should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, and financial condition set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2023. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023.
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
The following table summarizes the Company’s purchases of common stock under the share repurchase program during the fiscal quarter ended February 29, 2024:

Period	Total number of shares purchased (1), (2)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar amount that may yet be purchased under the program (in thousands)
December 1, 2024 - December 30, 2024	72,720	$96.00	65,995	$283,780
January 1, 2024 - January 31, 2024	88,483	$95.19	73,678	$276,721
February 1, 2024 - February 29, 2024	98,766	$84.90	97,432	$268,452
Total	259,969	$91.51	237,105
(1) Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations.
(2) Includes shares repurchased as part of the Company’s share repurchase program initiated in September of 2021.

ITEM 5. OTHER INFORMATION
During the three months ended February 29, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except for as described below:

Name and Title	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Aggregate Number of Securities to be Purchased or Sold	Duration of Trading Arrangement
Cormac Twomey Executive Vice President, Customer Success	Adoption (January 29, 2024)	Rule 10b5-1 trading arrangement	Sales	Up to 6,544 shares of common stock(1)	April 4, 2025(2)
(1) Represents the aggregate number of securities designated for sale under the 10b5-1 trading arrangement prior to the reduction of shares related to tax withholding upon vesting of certain individual’s equity awards.
(2) This trading arrangement terminates on the earlier of (a) the execution or expiration of all trades or trading orders, (b) notice of termination, or (c) the date listed in the table.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

2.1
Share Purchase and Contribution Agreement, dated June 12, 2023, by and among Concentrix Corporation, OSYRIS S.à r.l., Marnix Lux SA, the other beneficiaries party thereto, and Sandrine Asseraf as the PoA Seller Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2023). *

2.2
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

Date: April 5, 2024	CONCENTRIX CORPORATION

	By:	/s/ Christopher Caldwell
Christopher Caldwell
President and Chief Executive Officer

	By:	/s/ Andre Valentine
Andre Valentine
Chief Financial Officer