Form 10-Q
period 2024-05-31
Concentrix Corp
filed 2024-07-05
CIK 1803599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding as of June 30, 2024
Common Stock, $0.0001 par value	65,328,966

Concentrix Corporation
Form 10-Q
Index

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONCENTRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)

	May 31, 2024	November 30, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$207,340	$295,336
Accounts receivable, net	1,871,560	1,888,890
Other current assets	637,284	674,423
Total current assets	2,716,184	2,858,649
Property and equipment, net	727,654	748,691
Goodwill	5,026,032	5,078,668
Intangible assets, net	2,564,317	2,804,965
Deferred tax assets	112,043	72,333
Other assets	932,581	928,521
Total assets	$12,078,811	$12,491,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$201,525	$243,565
Current portion of long-term debt	1,590	2,313
Accrued compensation and benefits	589,154	731,172
Other accrued liabilities	935,537	1,016,406
Income taxes payable	38,517	80,583
Total current liabilities	1,766,323	2,074,039
Long-term debt, net	4,923,879	4,939,712
Other long-term liabilities	918,898	920,536
Deferred tax liabilities	386,288	414,246
Total liabilities	7,995,388	8,348,533
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized and no shares issued and outstanding as of May 31, 2024 and November 30, 2023, respectively	—	—
Common stock, $0.0001 par value, 250,000 shares authorized; 68,007 and 67,883 shares issued as of May 31, 2024 and November 30, 2023, respectively, and 64,933 and 65,734 shares outstanding as of May 31, 2024 and November 30, 2023, respectively	7	7
Additional paid-in capital	3,627,559	3,582,521
Treasury stock, 3,074 and 2,149 shares as of May 31, 2024 and November 30, 2023, respectively	(336,486)	(271,968)
Retained earnings	1,102,438	1,024,461
Accumulated other comprehensive loss	(310,095)	(191,727)
Total stockholders’ equity	4,083,423	4,143,294
Total liabilities and stockholders’ equity	$12,078,811	$12,491,827

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Revenue	$2,380,716	$1,614,706	$4,783,464	$3,251,110
Cost of revenue	1,523,147	1,034,481	3,069,366	2,089,724
Gross profit	857,569	580,225	1,714,098	1,161,386
Selling, general and administrative expenses	707,399	417,659	1,415,489	842,773
Operating income	150,170	162,566	298,609	318,613
Interest expense and finance charges, net	82,457	47,213	164,896	81,203
Other expense (income), net	(19,415)	9,383	(26,239)	13,097
Income before income taxes	87,128	105,970	159,952	224,313
Provision for income taxes	20,294	27,120	41,016	57,593
Net income	$66,834	$78,850	$118,936	$166,720

Earnings per common share:
Basic	$0.98	$1.51	$1.75	$3.20
Diluted	$0.98	$1.51	$1.74	$3.18
Weighted-average common shares outstanding:
Basic	65,270	51,181	65,466	51,165
Diluted	65,332	51,392	65,570	51,457

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Net income	$66,834	$78,850	$118,936	$166,720
Other comprehensive income (loss):
Unrealized gains (losses) of defined benefit plans, net of taxes of $0 and $(135) for the three and six months ended May 31, 2024, respectively, and $(289) and $(180) for the three and six months ended May 31, 2023, respectively	(30)	1,051	1,274	499
Unrealized gains (losses) on hedges during the period, net of taxes of $7,101 and $8,429 for the three and six months ended May 31, 2024, respectively, and $1,752 and $(797) for the three and six months ended May 31, 2023, respectively	(20,927)	(5,261)	(24,947)	2,393
Reclassification of net losses on hedges to net income, net of taxes of $(168) and $(18) for the three and six months ended May 31, 2024, respectively, and $(1,014) and $(2,948) for the three and six months ended May 31, 2023, respectively	495	3,044	68	8,851
Total change in unrealized gains (losses) on hedges, net of taxes	(20,432)	(2,217)	(24,879)	11,244
Foreign currency translation, net of taxes of $0 for the three and six months ended May 31, 2024 and 2023, respectively	(25,351)	(16,246)	(94,763)	997
Other comprehensive income (loss)	(45,813)	(17,412)	(118,368)	12,740
Comprehensive income	$21,021	$61,438	$568	$179,460

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency and share amounts in thousands)
(unaudited)

	Three and Six Months Ended May 31, 2024
	Common stock			Treasury stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances, February 29, 2024	67,981	$7	$3,605,694	2,409	$(295,732)	$1,055,950	$(264,282)	$4,101,637
Other comprehensive loss	—	—	—	—	—	—	(45,813)	(45,813)
Share-based compensation activity	26	—	21,865	—	—	—	—	21,865
Repurchase of common stock for tax withholdings on equity awards	—	—	—	2	(121)	—	—	(121)
Repurchase of common stock	—	—	—	663	(40,633)	—	—	(40,633)
Dividends	—	—	—	—	—	(20,346)	—	(20,346)
Net income	—	—	—	—	—	66,834	—	66,834
Balances, May 31, 2024	68,007	$7	$3,627,559	3,074	$(336,486)	$1,102,438	$(310,095)	$4,083,423

Balances, November 30, 2023	67,883	$7	$3,582,521	2,149	$(271,968)	$1,024,461	$(191,727)	$4,143,294
Other comprehensive loss	—	—	—	—	—	—	(118,368)	(118,368)
Share-based compensation activity	124	—	45,038	—	—	—	—	45,038
Repurchase of common stock for tax withholdings on equity awards	—	—	—	25	(2,211)	—	—	(2,211)
Repurchase of common stock	—	—	—	900	(62,307)	—	—	(62,307)
Dividends	—	—	—	—	—	(40,959)	—	(40,959)
Net income	—	—	—	—	—	118,936	—	118,936
Balances, May 31, 2024	68,007	$7	$3,627,559	3,074	$(336,486)	$1,102,438	$(310,095)	$4,083,423

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

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Six Months Ended
	May 31, 2024	May 31, 2023
Cash flows from operating activities:
Net income	$118,936	$166,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	128,732	76,386
Amortization	232,271	78,686
Non-cash share-based compensation expense	43,098	27,734
Provision for doubtful accounts	3,690	4,830
Deferred income taxes	(52,809)	(29,714)
Amortization of debt discount and issuance costs	12,798	7,482
Unrealized loss on call options	—	12,429
Pension and other post-retirement benefit costs	7,089	5,627
Pension and other post-retirement plan contributions	(1,790)	(3,115)
Change in acquisition contingent consideration	(21,586)	—
Other	118	536
Changes in operating assets and liabilities:
Accounts receivable, net	9,030	(15,554)
Accounts payable	(38,206)	(3,874)
Other operating assets and liabilities	(249,902)	(90,845)
Net cash provided by operating activities	191,469	237,328
Cash flows from investing activities:
Purchases of property and equipment	(116,145)	(71,781)
Acquisition of business, net of cash and restricted cash acquired	(4,504)	—
Net cash used in investing activities	(120,649)	(71,781)
Cash flows from financing activities:
Proceeds from the Amended Credit Facility - Term Loan	—	—
Repayments of the Amended Credit Facility - Term Loan	(250,000)	(25,000)
Proceeds from the Securitization Facility	1,178,000	727,000
Repayments of the Securitization Facility	(955,000)	(794,500)
Other debt proceeds	5,102	—
Other debt repayments	(3,916)	—
Cash paid for debt issuance costs	(600)	(20,683)
Cash paid for acquired earnout liabilities	(22,737)	—
Proceeds from exercise of stock options	1,940	3,187
Repurchase of common stock for tax withholdings on equity awards	(2,211)	(8,452)
Repurchase of common stock	(62,307)	(14,941)
Dividends paid	(40,959)	(28,630)
Change in funds held for clients	(30,588)	—
Net cash used in financing activities	(183,276)	(162,019)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,978)	1,357
Net increase (decrease) in cash, cash equivalents and restricted cash	(118,434)	4,885
Cash, cash equivalents and restricted cash at beginning of year	516,487	157,463
Cash, cash equivalents and restricted cash at end of period	$398,053	$162,348

Supplemental disclosure of non-cash investing activities:
Accrued costs for property and equipment purchases	$25,310	$6,186
The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(currency and share amounts in thousands, except per share amounts)

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION:
Background
Concentrix Corporation (“Concentrix” or the “Company”), is a global technology and services leader that designs, builds and runs fully integrated, end-to-end solutions at speed and scale across the enterprise, helping iconic and disruptive brands drive deep understanding, full lifecycle engagement, and differentiated experiences for their end-customers around the world. The Company provides end-to-end capabilities, including customer experience (“CX”) process optimization, technology innovation and design engineering, front- and back-office automation, analytics, and business transformation services to clients in five primary industry verticals. The Company’s primary verticals are: technology and consumer electronics; retail, travel and e-commerce; communications and media; banking, financial services and insurance; and healthcare.
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
Concentration of credit risk
For the three and six months ended May 31, 2024 and 2023, no client accounted for more than 10% of the Company’s consolidated revenue.
As of May 31, 2024 and November 30, 2023, no client comprised more than 10% of the Company’s total accounts receivable balance.

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
In December 2023, the FASB issued ASU 2023-09, which requires enhanced income tax disclosures, including disaggregation of information in the rate reconciliation table and disaggregated information related to income taxes paid. The amendments in ASU 2023-09 are effective for the Company for the fiscal year ending November 30, 2026. The Company is currently evaluating the impact that this update will have on its disclosures in the consolidated financial statements.
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
(4) Represents the contingent right for the Sellers to earn an additional 750 shares of Concentrix common stock (the “Earnout Shares”). The estimated fair value of this contingent consideration was determined using a Monte-Carlo simulation model. The inputs include the closing price of Concentrix common stock as of the Closing Date (as defined below), Concentrix-specific historical equity volatility, and the risk-free rate. See further details below.
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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date:

As of
September 25, 2023
Assets acquired:
Cash and cash equivalents	$310,313
Accounts receivable	455,265
Other current assets (1)	454,185
Property and equipment	322,696
Identifiable intangible assets	1,984,000
Goodwill	2,095,786
Deferred tax assets	20,654
Other assets	407,706
Total assets acquired	6,050,605

Liabilities assumed:
Accounts payable	67,558
Accrued compensation and benefits	246,918
Other accrued liabilities	572,446
Income taxes payable	72,511
Debt (current portion and long-term)	8,589
Deferred tax liabilities	409,551
Other long-term liabilities	399,032
Total liabilities assumed	1,776,605

Total consideration transferred	$4,274,000
(1) Includes restricted cash acquired of $188,899.

As of May 31, 2024, the purchase price allocation is preliminary. The preliminary purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (not to exceed twelve months following the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of identifiable intangible assets acquired, the fair value of certain tangible assets acquired and liabilities assumed, and deferred income taxes. The

Company expects to continue to obtain information for the purpose of determining the fair value of the assets acquired and liabilities assumed on the acquisition date throughout the remainder of the measurement period.
As a result of further refining its estimates and assumptions since the date of the acquisition, the Company recorded measurement period adjustments to the initial purchase price allocation. Adjustments were primarily made to cash, goodwill, accrued compensation and benefits, accrued liabilities and deferred income taxes. These measurement period adjustments to the preliminary purchase price allocation during the three and six months ended May 31, 2024 were not material.

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

The supplemental pro forma financial information for the six months ended May 31, 2023 is as follows:

Six Months Ended
May 31, 2023
Revenue	$4,701,097
Net income	53,685

Acquisition-related and integration expenses

In connection with the Webhelp Combination and previous year acquisitions, the Company incurred $30,906 and $61,079 of acquisition-related and integration expenses for the three and six months ended May 31, 2024, respectively, and $7,433 and $12,976 for the three and six months ended May 31, 2023, respectively. These expenses primarily include legal and professional services, cash-settled awards, severance and retention payments, and costs associated with lease terminations to integrate the businesses. These acquisition-related and integration expenses were recorded within selling, general and administrative expenses in the consolidated statement of operations.
NOTE 4—SHARE-BASED COMPENSATION:
The Company recognizes share-based compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock awards, restricted stock units, and performance-based restricted stock units based on estimated fair values.

In February 2024, the Company granted 96 restricted stock units and 115 performance-based restricted stock units under the Concentrix Corporation 2020 Stock Incentive Plan (the “Concentrix Stock Incentive Plan”), which included annual awards to the Company’s senior executive team. The restricted stock units had a weighted average grant date fair value of $89.28 per share and vest over a service period of three years. The performance-based restricted stock units will vest, if at all, upon the achievement of certain financial targets during the three-year period ending November 30, 2026. The performance-based restricted stock units had a grant date weighted average fair value of $85.71 per share.
In April 2024, the Company granted 532 performance-based restricted stock units under the Concentrix Stock Incentive Plan. The performance-based restricted stock units will vest, if at all, upon the achievement of certain financial targets during the three-year period ending November 30, 2026. The performance-based restricted stock units had a grant date weighted average fair value of $52.87 per share.
The Company recorded share-based compensation expense in the consolidated statements of operations for the three and six months ended May 31, 2024 and 2023 as follows:

	Three Months Ended		Six Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Total share-based compensation	$21,618	$11,189	$43,264	$27,943
Tax benefit recorded in the provision for income taxes	(5,405)	(2,798)	(10,816)	(6,986)
Effect on net income	$16,213	$8,391	$32,448	$20,957
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

NOTE 5—BALANCE SHEET COMPONENTS:

Cash, cash equivalents and restricted cash:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	As of
	May 31, 2024	November 30, 2023
Cash and cash equivalents	$207,340	$295,336
Restricted cash included in other current assets	190,713	221,151
Cash, cash equivalents and restricted cash	$398,053	$516,487
Restricted cash balances relate primarily to funds held for clients, restrictions placed on cash deposits by banks as collateral for the issuance of bank guarantees and the terms of a government grant, and letters of credit for leases. The Company had a corresponding current liability recorded in other accrued liabilities on the consolidated balance sheet related to funds held for clients of approximately $181,608 and $218,228 as of May 31, 2024 and November 30, 2023, respectively.
Accounts receivable, net:
Accounts receivable, net is comprised of the following as of May 31, 2024 and November 30, 2023:

	As of
	May 31, 2024	November 30, 2023
Billed accounts receivable	$1,036,505	$1,082,469
Unbilled accounts receivable	848,098	818,954
Less: Allowance for doubtful accounts	(13,043)	(12,533)
Accounts receivable, net	$1,871,560	$1,888,890
Allowance for doubtful trade receivables:
Presented below is a progression of the allowance for doubtful trade receivables:

	Three Months Ended		Six Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Balance at beginning of period	$11,175	$6,084	$12,533	$4,797
Net additions (reductions)	3,870	3,108	3,690	4,830
Write-offs and reclassifications	(2,002)	(418)	(3,180)	(853)
Balance at end of period	$13,043	$8,774	$13,043	$8,774

Property and equipment, net:
The following table summarizes the carrying amounts and related accumulated depreciation for property and equipment as of May 31, 2024 and November 30, 2023:

	As of
	May 31, 2024	November 30, 2023
Land	$28,258	$28,039
Equipment, computers, and software	791,287	762,961
Furniture and fixtures	148,796	157,425
Buildings, building improvements, and leasehold improvements	585,675	566,384
Construction-in-progress	46,763	35,175
Total property and equipment, gross	$1,600,779	$1,549,984
Less: Accumulated depreciation	(873,125)	(801,293)
Property and equipment, net	$727,654	$748,691
Shown below are the countries where significant concentrations of the Company’s property and equipment, net are located as of May 31, 2024 and November 30, 2023:

	As of
	May 31, 2024	November 30, 2023
Property and equipment, net:
United States	$124,041	$123,335
Philippines	68,064	75,943
France	70,373	65,599
India	49,728	51,248
Others	415,448	432,566
Total	$727,654	$748,691
Goodwill:
The following table summarizes the changes in the Company’s goodwill for the six months ended May 31, 2024 and 2023:

	Six Months Ended
	May 31, 2024	May 31, 2023
Balance at beginning of period	$5,078,668	$2,904,402
Acquisition measurement period adjustments	10,442	(1,215)
Foreign exchange translation	(63,078)	407
Balance at end of period	$5,026,032	$2,903,594

Intangible assets, net:
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of May 31, 2024 and November 30, 2023:

	As of May 31, 2024			As of November 30, 2023
	Gross amounts	Accumulated amortization	Net amounts	Gross amounts	Accumulated amortization	Net amounts
Customer relationships	$3,659,681	$(1,214,833)	$2,444,848	$3,670,246	$(1,011,201)	$2,659,045
Technology	79,668	(43,135)	36,533	79,739	(36,174)	43,565
Trade names	118,417	(35,901)	82,516	118,823	(17,255)	101,568
Non-compete agreements	2,200	(1,780)	420	2,200	(1,413)	787
	$3,859,966	$(1,295,649)	$2,564,317	$3,871,008	$(1,066,043)	$2,804,965
Estimated future amortization expense of the Company’s intangible assets is as follows:

Fiscal years ending November 30,
2024 (remaining six months)	$229,188
2025	429,656
2026	382,139
2027	289,008
2028	244,998
Thereafter	989,328
Total	$2,564,317
Accumulated other comprehensive income (loss):
The components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes, were as follows:

	Three Months Ended May 31, 2024 and 2023
	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on hedges, net of taxes	Foreign currency translation adjustments, net of taxes	Total
Balances at February 28, 2023	$(9,023)	$(6,453)	$(270,121)	$(285,597)
Other comprehensive income (loss) before reclassification	1,051	(5,261)	(16,246)	(20,456)
Reclassification of losses from other comprehensive income (loss)	—	3,044	—	3,044
Balances at May 31, 2023	$(7,972)	$(8,670)	$(286,367)	$(303,009)

Balances at February 29, 2024	$(9,967)	$42	$(254,357)	$(264,282)
Other comprehensive income (loss) before reclassification	(30)	(20,927)	(25,351)	(46,308)
Reclassification of gains from other comprehensive income (loss)	—	495	—	495
Balances at May 31, 2024	$(9,997)	$(20,390)	$(279,708)	$(310,095)

	Six Months Ended May 31, 2024 and 2023
	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on hedges, net of taxes	Foreign currency translation adjustments, net of taxes	Total
Balances at November 30, 2022	$(8,471)	$(19,914)	$(287,364)	$(315,749)
Other comprehensive income (loss) before reclassification	499	2,393	997	3,889
Reclassification of losses from other comprehensive income (loss)	—	8,851	—	8,851
Balances at May 31, 2023	$(7,972)	$(8,670)	$(286,367)	$(303,009)

Balances at November 30, 2023	$(11,271)	$4,489	$(184,945)	$(191,727)
Other comprehensive income (loss) before reclassification	1,274	(24,947)	(94,763)	(118,436)
Reclassification of gains from other comprehensive income (loss)	—	68	—	68
Balances at May 31, 2024	$(9,997)	$(20,390)	$(279,708)	$(310,095)
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
Cash Flow Hedges
To mitigate the effect on gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s legal entities with functional currencies that are not U.S. dollars may hedge a portion of forecasted revenue or costs not denominated in the entities’ functional currencies. These instruments mature at various dates through May 2026. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of “Revenue” in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of foreign currency costs are recognized as a component of “Cost of revenue” or “Selling, general and administrative expenses” in the same period as the related costs are recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions.
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

Concurrent with entering into the cross-currency interest rate swaps with certain financial institutions, Marnix SAS, a wholly owned subsidiary of Concentrix, entered into corresponding U.S. dollar denominated intercompany loan agreements with certain other subsidiaries of Concentrix with identical terms and notional amounts as the underlying $500,000 U.S. dollar denominated senior notes, with reciprocal cross-currency interest rate swaps.

The cross-currency interest rate swaps are designated as fair value hedges.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets
The fair values of the Company’s derivative instruments are disclosed in Note 7—Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item	May 31, 2024	November 30, 2023
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$898,290	$2,173,330
Other current assets	8,839	16,078
Other accrued liabilities	2,521	20,856
Derivative instruments designated as fair value hedges:
Cross-currency interest rate swaps (notional value)	$471,604	$471,604
Other long-term liabilities	14,507	17,219
Derivative instruments designated as cash flow hedges:
Foreign exchange forward contracts (notional value)	$1,007,535	$996,667
Other current assets and other assets	3,248	14,330
Other accrued liabilities and other long-term liabilities	25,363	2,724

Volume of activity
The notional amounts of foreign exchange forward contracts represent the gross amounts of foreign currency, including, principally, the Philippine peso, the Indian rupee, the euro, the British pound, the Japanese yen, and the Australian dollar, that will be bought or sold at maturity. The notional amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. The Company’s exposure to credit loss and market risk will vary over time as currency exchange rates change.
The Effect of Derivative Instruments on AOCI and the Consolidated Statements of Operations
The following table shows the gains and losses, before taxes, of the Company’s derivative instruments designated as cash flow hedges and not designated as hedging instruments in other comprehensive income (“OCI”), and the consolidated statements of operations for the periods presented:

		Three Months Ended		Six Months Ended
	Locations of gain (loss) in statement of operations	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Derivative instruments designated as cash flow and fair value hedges:
Gains (losses) recognized in OCI:
Foreign exchange forward contracts		$(28,770)	$(7,013)	$(34,193)	$3,190
Cross-currency interest rate swaps		742	—	817	—
Total		$(28,028)	$(7,013)	$(33,376)	$3,190

Gains (losses) reclassified from AOCI into income:
Foreign exchange forward contracts
Gain (loss) reclassified from AOCI into income	Cost of revenue for services	$(571)	$(2,962)	$(117)	$(8,722)
Gain (loss) reclassified from AOCI into income	Selling, general and administrative expenses	(92)	(1,096)	31	(3,077)
Total		$(663)	$(4,058)	$(86)	$(11,799)

Derivative instruments not designated as hedging instruments:
Gain recognized from foreign exchange forward contracts, net(1)	Other expense (income), net	$(4,370)	$(11,060)	$(4,033)	$(4,835)
Loss recognized from foreign exchange call options contracts, net	Other expense (income), net	—	(12,429)	—	(12,429)
Total		$(4,370)	$(23,489)	$(4,033)	$(17,264)

(1)    The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net losses in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $16,483.
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

The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of May 31, 2024				As of November 30, 2023
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets measured at fair value:
Cash equivalents	$72,744	$72,744	$—	$—	$52,847	$52,847	$—	$—
Foreign government bond	—	—	—	—	1,853	1,853	—	—
Forward foreign currency exchange contracts	12,087	—	12,087	—	30,408	—	30,408	—
Liabilities measured at fair value:
Forward foreign currency exchange contracts	27,884	—	27,884	—	23,580	—	23,580	—
Cross-currency interest rate swaps	14,507	—	14,507	—	17,219	—	17,219	—
Acquisition contingent consideration	22,547	—	22,547	—	48,600	—	48,600	—
Liabilities measured at other than fair value:
Long term debt (senior notes)
Fair value	2,155,481	—	2,155,481	—	2,146,554	—	2,146,554	—
Carrying amount	2,133,692	—	—	—	2,131,870	—	—	—
The Company’s cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Investment in foreign government bond classified as an available-for-sale debt security is recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates. Fair values of long-term foreign currency exchange contracts are measured using valuations based upon quoted prices for similar assets and liabilities in active markets and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. The fair values of the cross-currency interest rate swaps are determined using a market approach that is based on observable inputs other than quoted market prices, including contract terms, interest rates, currency rates, and other market factors. The estimated fair value of the acquisition contingent consideration entered into in connection with the Webhelp Combination was determined using a Monte-Carlo simulation model. The inputs include the closing price of Concentrix common stock as of the reporting period end date, Concentrix-specific historical equity volatility, and the risk-free rate.
The effect of nonperformance risk on the fair value of derivative instruments was not material as of May 31, 2024 and November 30, 2023.

The carrying values of term deposits with maturities less than one year, accounts receivable and accounts payable approximate fair value due to their short maturities and interest rates that are variable in nature. The carrying values of the outstanding balance on the term loan under the Company’s senior credit facility and the outstanding balance on the Company’s accounts receivable securitization facility (the “Securitization Facility”) approximate their fair values since they bear interest rates that are similar to existing market rates. The fair values of the 2026 Notes, 2028 Notes, and 2033 Notes (as defined in Note 8) are based on quoted prices in active markets and are classified within Level 2 of the fair value hierarchy. The Company does not adjust the quoted market prices for such financial instruments.
During the three and six months ended May 31, 2024 and May 31, 2023, there were no transfers between the fair value measurement category levels.
NOTE 8—BORROWINGS:
Borrowings consist of the following:

	As of
	May 31, 2024	November 30, 2023
Other loans	$1,590	$2,313
Current portion of long-term debt	$1,590	$2,313

6.650% Senior Notes due 2026	$800,000	$800,000
6.600% Senior Notes due 2028	800,000	800,000
6.850% Senior Notes due 2033	550,000	550,000
Credit Facility - Term Loan component	1,700,000	1,950,000
Securitization Facility	351,500	128,500
Sellers’ Note	759,444	762,286
Other loans	7,210	5,301
Long-term debt, before unamortized debt discount and issuance costs	4,968,154	4,996,087
Less: unamortized debt discount and issuance costs	(44,275)	(56,375)
Long-term debt, net	$4,923,879	$4,939,712

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
As of November 30, 2023, the outstanding principal balance on the Term Loan was $1,950,000 due to principal payments made subsequent to the Closing Date. During the three and six months ended May 31, 2024, the Company voluntarily prepaid $150,000 and $250,000, respectively, of the principal balance on the Term Loan, without penalty, resulting in an outstanding balance at May 31, 2024 of $1,700,000.
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
At May 31, 2024 and November 30, 2023, no amounts were outstanding under the Company’s revolving credit facility.
During the six months ended May 31, 2023, the Company voluntarily prepaid $25,000 of the principal balance on the term loans under the Prior Credit Facility, without penalty.
Securitization Facility
On April 25, 2024, the Company entered into an amendment to the Securitization Facility to (i) increase the commitment of the lenders to provide available borrowings from up to $500,000 to up to $600,000, (ii) extend the termination date of the Securitization Facility from July 5, 2024 to April 24, 2026, and (iii) amend the interest rate margins, such that borrowings under the Securitization Facility that are funded by certain lenders through such lenders’ issuance of commercial paper bear interest at the applicable commercial paper rate plus a spread of 0.80% and, otherwise, at a bank rate that includes a per annum rate equal to the applicable SOFR rate (subject to a SOFR related adjustment of 0.10%), plus a spread of 0.90%.
Under the Securitization Facility, Concentrix Corporation and certain of its subsidiaries (the “Originators”) sell or otherwise transfer all of their accounts receivable to a special purpose bankruptcy-remote subsidiary of the Company (the “Borrower”) that grants a security interest in the receivables to the lenders in exchange for available borrowings of up to $600,000. The amount received under the Securitization Facility is recorded as debt on the Company’s consolidated balance sheets. Borrowing availability under the Securitization Facility may be limited by the Company’s accounts receivable balances, changes in the credit ratings of the clients comprising the receivables, client concentration levels in the receivables, and certain characteristics of the accounts receivable being transferred (including factors tracking performance of the accounts receivable over time).
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

Covenant compliance
As of May 31, 2024 and November 30, 2023, Concentrix was in compliance with all covenants for the above arrangements.

NOTE 9—EARNINGS PER SHARE:

Basic and diluted earnings per common share (“EPS”) are computed using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating security.

	Three Months Ended		Six Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Basic earnings per common share:
Net income	$66,834	$78,850	$118,936	$166,720
Less: net income allocated to participating securities(1)	(2,573)	(1,363)	(4,575)	(2,916)
Net income attributable to common stockholders	$64,261	$77,487	$114,361	$163,804

Weighted-average number of common shares - basic	65,270	51,181	65,466	51,165

Basic earnings per common share	$0.98	$1.51	$1.75	$3.20

Diluted earnings per common share:
Net income	$66,834	$78,850	$118,936	$166,720
Less: net income allocated to participating securities(1)	(2,571)	(1,357)	(4,568)	(2,900)
Net income attributable to common stockholders	$64,263	$77,493	$114,368	$163,820

Weighted-average number of common shares - basic	65,270	51,181	65,466	51,165
Effect of dilutive securities:
Stock options and restricted stock units	62	211	104	292
Weighted-average number of common shares - diluted	65,332	51,392	65,570	51,457

Diluted earnings per common share	$0.98	$1.51	$1.74	$3.18
(1)Restricted stock awards granted to employees by the Company are considered participating securities. Effective in the fourth quarter of fiscal year 2023, restricted stock units granted are also considered participating securities.

NOTE 10—REVENUE:
Disaggregated revenue
In the following table, the Company’s revenue is disaggregated by primary industry verticals:

	Three Months Ended		Six Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Industry vertical:
Technology and consumer electronics	$658,268	$504,204	$1,323,370	$1,020,812
Retail, travel and ecommerce	568,081	307,952	1,151,793	613,456
Communications and media	381,253	257,794	761,418	514,781
Banking, financial services and insurance	377,723	261,964	743,145	521,617
Healthcare	176,673	164,708	367,762	342,532
Other	218,718	118,084	435,976	237,912
Total	$2,380,716	$1,614,706	$4,783,464	$3,251,110
NOTE 11—PENSION AND EMPLOYEE BENEFITS PLANS:
The Company has a 401(k) plan in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in the 401(k) plan on the first day of the month after their employment date. The Company may make discretionary contributions under the plan. Employees in most of the Company’s non-U.S. legal entities are covered by government mandated defined contribution plans. During the three and six months ended May 31, 2024, the Company contributed $25,516 and $51,632, respectively, to defined contribution plans. During the three and six months ended May 31, 2023, the Company contributed $21,871 and $44,525, respectively, to defined contribution plans.
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
Net benefit costs related to defined benefit plans were $3,510 and $7,089, during the three and six months ended May 31, 2024, respectively. Net benefit costs related to defined benefit plans were $2,693 and $5,627, during the three and six months ended May 31, 2023, respectively. On an aggregate basis, the plans were underfunded by $82,485 and $81,813 at May 31, 2024 and November 30, 2023, respectively.
NOTE 12—INCOME TAXES:
Income taxes consist of current and deferred tax expense resulting from income earned in domestic and international jurisdictions. The effective tax rates for the three and six months ended May 31, 2024 and 2023 were impacted by the geographic mix of worldwide income and certain discrete items.

The liability for unrecognized tax benefits was $88,948 and $87,939 at May 31, 2024 and November 30, 2023, respectively, and is included in other long-term liabilities in the consolidated balance sheets. As of May 31, 2024 and November 30, 2023, the total amount of unrecognized tax benefits that would affect income tax expense if recognized in the consolidated financial statements was $58,856 and $52,779, respectively. This amount includes net interest and penalties of $8,210 and $8,617 for the respective periods. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease between approximately $42,166 and $44,827 in the next twelve months; however, actual developments in this area could differ from those currently expected.
NOTE 13— LEASES:
The Company leases certain of its facilities and equipment under operating lease agreements, which expire in various periods through 2037. The Company’s finance leases are not material.
The following table presents the various components of operating lease costs:

	Three Months Ended		Six Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Operating lease cost	$74,786	$51,675	$143,706	$103,435
Short-term lease cost	22,082	5,172	42,568	9,891
Variable lease cost	11,253	12,049	22,009	24,380
Sublease income	(1,794)	(1,505)	(2,286)	(2,868)
Total operating lease cost	$106,327	$67,391	$205,997	$134,838
The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five fiscal years and thereafter as of May 31, 2024:

Fiscal Years Ending November 30,
2024 (remaining six months)	$147,082
2025	264,713
2026	201,367
2027	144,843
2028	106,860
Thereafter	159,460
Total payments	1,024,325
Less: imputed interest*	154,995
Total present value of lease payments	$869,330
*Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.
The following amounts were recorded in the consolidated balance sheets related to the Company’s operating leases:

		As of
		May 31, 2024	November 30, 2023
Operating lease ROU assets	Other assets, net	$821,068	$813,590
Current operating lease liabilities	Other accrued liabilities	232,890	229,010
Non-current operating lease liabilities	Other long-term liabilities	636,440	623,290

The following table presents supplemental cash flow information related to the Company’s operating leases. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Six Months Ended
	May 31, 2024	May 31, 2023
Cash paid for amounts included in the measurement of lease liabilities	$152,964	$106,144
Non-cash ROU assets obtained in exchange for lease liabilities	144,532	68,050
The weighted-average remaining lease term and discount rate as of May 31, 2024 and November 30, 2023 were as follows:

	As of
	May 31, 2024	November 30, 2023
Weighted-average remaining lease term (years)	4.67	4.88
Weighted-average discount rate	6.69%	6.41%
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
NOTE 15—STOCKHOLDERS’ EQUITY:

Share repurchase program
In September 2021, the Company’s board of directors authorized the Company to purchase up to $500,000 of the Company’s outstanding shares of common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. The repurchase program has no termination date and may be suspended or discontinued at any time. During the three and six months ended May 31, 2024, the Company repurchased 663 and 900 shares, respectively, of its common stock for an aggregate purchase price of $40,633 and $62,307, respectively. During the three and six months ended May 31, 2023, the Company repurchased 39 and 110 shares, respectively, of its common stock for an aggregate purchase price of $4,940 and $14,941, respectively. The share repurchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes. At May 31, 2024, approximately $227,819 remained available for share repurchases under the existing authorization from the Company’s board of directors.
During June 2024, the Company repurchased 215 shares of its common stock for an aggregate purchase price of $13,017.

Dividends
During fiscal years 2024 and 2023, the Company has paid the following dividends per share approved by the Company’s board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
January 19, 2023	January 30, 2023	$0.275	February 10, 2023
March 29, 2023	April 28, 2023	$0.275	May 9, 2023
June 28, 2023	July 28, 2023	$0.275	August 8, 2023
September 27, 2023	October 27, 2023	$0.3025	November 7, 2023
January 24, 2024	February 5, 2024	$0.3025	February 15, 2024
March 26, 2024	April 26, 2024	$0.3025	May 7, 2024

On June 26, 2024, the Company announced a cash dividend of $0.3025 per share to stockholders of record as of the close of business on July 26, 2024, payable on August 6, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023, as filed with the Securities and Exchange Commission on January 29, 2024. References to “we,” “our,” “us,” or “the Company” or “Concentrix” refer to Concentrix Corporation and its subsidiaries.

Certain comparisons of the year-over-year changes in revenue and cost of revenue in the discussion of our results of operations for the three and six months ended May 31, 2024 and 2023 include a supplemental comparison as if the Webhelp Combination had occurred at the beginning of fiscal year 2023. These supplemental comparisons can be identified by the language “if the Webhelp Combination had occurred at the beginning of fiscal year 2023”. The amounts used in these supplemental comparisons were determined by adding (a) the Webhelp results of operations for the relevant period in fiscal year 2023 prior to the Webhelp Combination and making reclassification and adjustments of International Financial Reporting Standards as issued by the International Accounting Standards Board (“IFRS”) to U.S. GAAP for the periods, consistent with the adjustments made in our unaudited proforma condensed combined financial statements filed as Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on March 22, 2024 and (b) the Company’s consolidated results of operations for the relevant period in fiscal year 2023. We believe the presentation of this supplemental information is useful because the Webhelp Combination had a significant impact on revenue and cost of revenue for the post-acquisition period and the supplemental comparison enables readers to better understand changes in the combined business. These supplemental comparisons are provided for informational purposes only and may not necessarily reflect the results of operations that would have occurred had the Webhelp Combination actually occurred as of the beginning of the period referenced.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our expected future financial condition, results of operations, effective tax rate, cash flows, leverage, liquidity, business strategy, competitive position, demand for our services and seasonality of our business, international operations, acquisition opportunities and the anticipated impact of acquisitions, capital allocation and dividends, growth opportunities, spending, capital expenditures and investments, debt repayment, competition and market forecasts, industry trends, our human capital resources and sustainability initiatives, and statements that include words such as believe, expect, may, will, provide, could, should, and other similar expressions. These forward-looking statements are inherently uncertain and involve substantial risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Risks and uncertainties include, among other things: risks related to our ability to realize estimated cost savings, synergies or other anticipated benefits of our combination with Webhelp, or that such benefits may take longer to realize than expected; risks related to general economic conditions, including consumer demand, interest rates, inflation, supply chains, and the effects of the conflicts in Ukraine and Gaza; cyberattacks on our or our clients’ networks and information technology systems; uncertainty around, and disruption from, new and emerging technologies, including the adoption and utilization of generative artificial intelligence; the failure of our staff and contractors to adhere to our and our clients’ controls and processes; the inability to protect personal and proprietary information; the effects of communicable diseases or other public health crises, natural disasters, and adverse weather conditions; geopolitical, economic and climate- or weather-related risks in regions with a significant concentration of our operations; the inability to execute on our strategy; competitive conditions in our industry and consolidation of our competitors; variability in demand by our clients or the early termination of our client contracts; the level of business activity of our clients and the market acceptance and performance of their products and services; the demand for customer experience solutions and technology; damage to our reputation through the actions or inactions of third parties; changes in law, regulations or regulatory guidance; the operability of our communication services and information technology systems and networks; the loss of key personnel or the inability to attract and retain staff with the skills and expertise needed for our business; increases in the cost of labor; the inability to successfully identify complete and integrate strategic acquisitions or investments; higher than expected tax liabilities; currency exchange rate fluctuations; investigative or legal actions; and other risks that are described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2023. We do not intend to update forward-looking statements, which speak only as of the date hereof, unless otherwise required by law.

Concentrix, Webhelp, the Concentrix logo, the Webhelp logo, and all other Concentrix company, product and services names and slogans are trademarks or registered trademarks of Concentrix Corporation and its subsidiaries. Other names and marks are the property of their respective owners.
Overview and Basis of Presentation
Concentrix is a global technology and services leader that designs, builds and runs fully integrated, end-to-end solutions at speed and scale across the enterprise, helping iconic and disruptive brands drive deep understanding, full lifecycle engagement, and differentiated experiences for their end-customers around the world. We provide end-to-end capabilities, including customer experience (“CX”) process optimization, technology innovation and design engineering, front- and back-office automation, analytics, and business transformation services to clients in five primary industry verticals. Our differentiated portfolio of solutions supports Fortune Global 500 as well as new economy clients across the globe in their efforts to deliver an optimized, consistent brand experience across all channels of communication, such as voice, chat, email, social media, asynchronous messaging, and custom applications. We strive to deliver exceptional services globally supported by our deep industry knowledge, technology and security practices, talented people, and digital and analytics expertise.
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
Revenue and Cost of Revenue
We generate revenue through the provision of technology and services to our clients pursuant to client contracts. Our client contracts typically consist of a master services agreement, supported in most cases by multiple statements of work, which contain the terms and conditions of each contracted solution. Our client contracts can range from less than one year to over five years in term and are subject to early termination by our clients for any reason, typically with 30 to 90 days’ notice.
Our technology and services are generally characterized by flat unit prices. Approximately 97% of our revenue is recognized as services are performed, based on staffing hours or the number of client customer transactions handled using contractual rates. Remaining revenue from the sale of these solutions are typically recognized as the services are provided over the duration of the contract using contractual rates.
Our cost of revenue consists primarily of personnel costs related to the delivery of our technology and services. The costs of our revenue can be impacted by the mix of client contracts, where we deliver the technology and services, additional lead time for programs to be fully scalable, and transition and initial set-up costs. Our cost of revenue as a percentage of revenue has also fluctuated in the past, based primarily on our ability to achieve economies of scale, the management of our operating expenses, and the timing and costs incurred related to our acquisitions and investments.

In the second fiscal quarters of 2024 and 2023, approximately 79% and 80%, respectively, of our consolidated revenue was generated from our non-U.S. operations, and approximately 50% and 68%, respectively, of our consolidated revenue was priced in U.S. dollars. We expect that a significant amount of our revenue will continue to be generated from our non-U.S. operations while being priced in U.S. dollars. As a result, we have certain client contracts that are priced in non-U.S. dollar currencies for which a substantial portion of the costs to deliver the services are in other currencies. Accordingly, our revenue may be earned in currencies that are different from the currencies in which we incur corresponding expenses. Fluctuations in the value of currencies, such as the Philippine peso, the Indian rupee, the euro, and the Canadian dollar, against the U.S. dollar or other currencies in which we bill our clients, and inflation in the local economies in which these delivery centers are located, can impact the operating and labor costs in these delivery centers, which can result in reduced profitability. As a result, our revenue growth, costs and profitability have been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates and inflation.
Margins
Our gross margins fluctuate and can be impacted by the mix of client contracts, services provided, shifts in the geography from which our technology and services are delivered, client volume trends, the amount of lead time that is required for programs to become fully scaled, and transition and set-up costs. Our operating margin fluctuates based on changes in gross margins as well as overall volume levels, as we are generally able to gain scale efficiencies in our selling, general and administrative costs as our volumes increase.
Economic and Industry Trends
The industry in which we operate is competitive, including on the basis of pricing terms, delivery capabilities, and quality of services. Further, there can be competitive pressure for labor in various markets, which could result in increased labor costs. Accordingly, we could be subject to pricing and labor cost pressures and may experience a decrease in revenue and operating income. Our business operates globally in over 70 countries across six continents. We have significant concentrations in the Philippines, India, Brazil, the United States, Türkiye, Colombia, Egypt, the United Kingdom, Morocco, China, and elsewhere throughout EMEA, Latin America, and Asia-Pacific. Accordingly, we would be impacted by economic strength or weakness in these geographies and by the strengthening or weakening of local currencies relative to the U.S. dollar.
Seasonality
Our revenue and margins fluctuate with the underlying trends in our clients’ businesses and trends in the level of consumer activity. As a result, our revenue and margins are typically higher in the fourth fiscal quarter of the year than in any other fiscal quarter.
Critical Accounting Policies and Estimates
During the three and six months ended May 31, 2024, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023.

Results of Operations – Three and Six Months Ended May 31, 2024 and 2023

	Three Months Ended		Six Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023

	($ in thousands)		($ in thousands)
Revenue	$2,380,716	$1,614,706	$4,783,464	$3,251,110
Cost of revenue	1,523,147	1,034,481	3,069,366	2,089,724
Gross profit	857,569	580,225	1,714,098	1,161,386
Selling, general and administrative expenses	707,399	417,659	1,415,489	842,773
Operating income	150,170	162,566	298,609	318,613
Interest expense and finance charges, net	82,457	47,213	164,896	81,203
Other expense (income), net	(19,415)	9,383	(26,239)	13,097
Income before income taxes	87,128	105,970	159,952	224,313
Provision for income taxes	20,294	27,120	41,016	57,593
Net income	$66,834	$78,850	$118,936	$166,720
Revenue

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2024	May 31, 2023	2024 to 2023	May 31, 2024	May 31, 2023	2024 to 2023

	($ in thousands)			($ in thousands)
Industry vertical:
Technology and consumer electronics	$658,268	$504,204	30.6%	$1,323,370	$1,020,812	29.6%
Retail, travel and ecommerce	568,081	307,952	84.5%	1,151,793	613,456	87.8%
Communications and media	381,253	257,794	47.9%	761,418	514,781	47.9%
Banking, financial services and insurance	377,723	261,964	44.2%	743,145	521,617	42.5%
Healthcare	176,673	164,708	7.3%	367,762	342,532	7.4%
Other	218,718	118,084	85.2%	435,976	237,912	83.3%
Total	$2,380,716	$1,614,706	47.4%	$4,783,464	$3,251,110	47.1%
We generate revenue by delivering our technology and services to our clients categorized in the above primary industry verticals. Our solutions focus on customer engagement, process optimization, and back-office automation.
Our revenue increased by 47.4% in the three months ended May 31, 2024, compared to the three months ended May 31, 2023, primarily as a result of the Webhelp Combination. For the three months ended May 31, 2024, revenue across all verticals increased, primarily as a result of the Webhelp Combination. The increase in revenue was partially offset by the negative effect of foreign currency translation of $23.0 million, or 1.4%. The unfavorable foreign currency translation effect on revenue was primarily due to the weakening of the Argentine peso and Japanese yen against the U.S. dollar. If the Webhelp Combination had occurred at the beginning of fiscal year 2023, our revenue would have increased by 1.8% in the three months ended May 31, 2024.
Our revenue increased by 47.1% in the six months ended May 31, 2024, compared to the six months ended May 31, 2023, primarily as a result of the Webhelp Combination. For the six months ended May 31, 2024, revenue across all verticals increased, primarily as a result of the Webhelp Combination. The increase in revenue was partially offset by the negative effect of foreign currency translation of $35.8 million, or 1.1%. The unfavorable foreign currency translation effect on revenue was primarily due to the weakening of the Argentine peso and Japanese yen against the U.S. dollar. If the Webhelp Combination had occurred at the beginning of fiscal year 2023, our revenue would have increased by 1.8% in the six months ended May 31, 2024.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2024	May 31, 2023	2024 to 2023	May 31, 2024	May 31, 2023	2024 to 2023

	($ in thousands)			($ in thousands)
Cost of revenue	$1,523,147	$1,034,481	47.2%	$3,069,366	$2,089,724	46.9%
Gross profit	$857,569	$580,225	47.8%	$1,714,098	$1,161,386	47.6%
Gross margin %	36.0%	35.9%		35.8%	35.7%
Cost of revenue consists primarily of personnel costs. Gross margin can be impacted by resource location, client mix and pricing, additional lead time for programs to be fully scalable, and transition and initial set-up costs.
Our cost of revenue increased by 47.2% in the three months ended May 31, 2024, compared to the three months ended May 31, 2023, primarily due to the increases in our revenue and personnel costs related to the Webhelp Combination. The increases were partially offset by a $38.6 million, or 3.7%, reduction in our cost of revenue due to foreign currency translation. The foreign currency translation impact on our cost of revenue was caused primarily by the weakening of the Argentine peso, Egyptian pound and Philippine peso against the U.S. dollar. If the Webhelp Combination had occurred at the beginning of fiscal year 2023, our cost of revenue would have increased by 1.5% in the three months ended May 31, 2024.
Our cost of revenue increased by 46.9% in the six months ended May 31, 2024, compared to the six months ended May 31, 2023, primarily due to the increases in our revenue and personnel costs related to the Webhelp Combination. The increases were partially offset by a $61.0 million, or 2.9%, reduction in our cost of revenue due to foreign currency translation. The foreign currency translation impact on our cost of revenue was caused primarily by the weakening of the Argentine peso, Egyptian pound and Philippine peso against the U.S. dollar. If the Webhelp Combination had occurred at the beginning of fiscal year 2023, our cost of revenue would have increased by 1.5% in the six months ended May 31, 2024.
Our gross profit increased by 47.8% in the three months ended May 31, 2024, compared to the three months ended May 31, 2023, primarily due to the increase in revenue and the contributions from the Webhelp Combination and a net favorable foreign currency impact of $15.6 million on gross profit, partially offset by the increase in cost of revenue. Our gross margin percentage for the three months ended May 31, 2024 increased to 36.0% from 35.9% in the prior fiscal year period due to changes in the mix of geographies where our services were delivered.
Our gross profit increased by 47.6% in the six months ended May 31, 2024, compared to the six months ended May 31, 2023, primarily due to the increase in revenue and the contributions from the Webhelp Combination and a net favorable foreign currency impact of $25.2 million on gross profit, partially offset by the increase in cost of revenue. Our gross margin percentage for the six months ended May 31, 2024 increased to 35.8% from 35.7% in the prior fiscal year period due to changes in the mix of geographies where our services were delivered.
Selling, General and Administrative Expenses

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2024	May 31, 2023	2024 to 2023	May 31, 2024	May 31, 2023	2024 to 2023

	($ in thousands)			($ in thousands)
Selling, general and administrative expenses	$707,399	$417,659	69.4%	$1,415,489	$842,773	68.0%
Percentage of revenue	29.7%	25.9%		29.6%	25.9%
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
Our selling, general and administrative expenses increased by 69.4% in the three months ended May 31, 2024, compared to the three months ended May 31, 2023, primarily due to incremental selling, general and administrative expenses associated with the Webhelp Combination, an increase in amortization expenses, primarily associated with the intangible assets from the Webhelp

Combination, of $76.5 million, and an increase in acquisition-related and integration expenses of $23.5 million. These increases were partially offset by a $7.6 million reduction in selling, general and administrative expenses due to foreign currency translation impacts. As a percentage of revenue, selling, general and administrative expenses increased from 25.9% in the second fiscal quarter of 2023 to 29.7% in the second fiscal quarter of 2024 due to the net effect of the changes described.
Our selling, general and administrative expenses increased by 68.0% in the six months ended May 31, 2024, compared to the six months ended May 31, 2023, primarily due to incremental selling, general and administrative expenses associated with the Webhelp Combination, an increase in amortization expenses, primarily associated with the intangible assets from the Webhelp Combination, of $153.6 million and an increase in acquisition-related and integration expenses of $48.1 million. These increases were partially offset by a $12.4 million reduction in selling, general and administrative expenses due to foreign currency translation impacts. As a percentage of revenue, selling, general and administrative expenses increased from 25.9% in the six months ended May 31, 2023 to 29.6% in the six months ended May 31, 2024 due to the net effect of the changes described.
Operating Income

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2024	May 31, 2023	2024 to 2023	May 31, 2024	May 31, 2023	2024 to 2023

	($ in thousands)			($ in thousands)
Operating income	$150,170	$162,566	(7.6)%	$298,609	$318,613	(6.3)%
Operating margin	6.3%	10.1%		6.2%	9.8%
Our operating income decreased during the three and six months ended May 31, 2024, compared to the three and six months ended May 31, 2023, due to the increase in selling, general and administrative expenses partially offset by the increase in gross profit.
Our operating margin decreased during the three and six months ended May 31, 2024, compared to the three and six months ended May 31, 2023, due to the increase in selling, general and administrative expenses as a percentage of revenue partially offset by the increase in gross margin percentage.

Interest Expense and Finance Charges, Net

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2024	May 31, 2023	2024 to 2023	May 31, 2024	May 31, 2023	2024 to 2023

	($ in thousands)			($ in thousands)
Interest expense and finance charges, net	$82,457	$47,213	74.6%	$164,896	$81,203	103.1%
Percentage of revenue	3.5%	2.9%		3.4%	2.5%
Amounts recorded in interest expense and finance charges, net consist primarily of interest on our senior notes issued in August 2023, interest expense on term loan borrowings under our senior credit facility, interest expense on borrowings under our accounts receivable securitization facility (the “Securitization Facility”), interest expense on the promissory note issued by us to certain Sellers in connection with the Webhelp Combination (the “Sellers’ Note”) and financing expenses incurred in fiscal year 2023 associated with our commitment letter dated March 29, 2023 (the “Bridge Commitment Letter,” and the commitments pursuant to the Bridge Commitment Letter, the “Bridge Facility”), entered into in connection with the Webhelp Combination.
The increase in interest expense and finance charges, net for the three months ended May 31, 2024, compared to the three months ended May 31, 2023, was primarily due to interest expense on our senior notes of $36.8 million and interest expense, including imputed interest, associated with the Sellers’ Note of $8.0 million, each of which were not outstanding in the prior year period, partially offset by a decrease of Bridge Facility financing fees and credit facility amendment fees of $11.8 million incurred in the second quarter of 2023 that did not recur.
The increase in interest expense and finance charges, net for the six months ended May 31, 2024, compared to the six months ended May 31, 2023, was primarily due to interest expense on our senior notes of $73.6 million and interest expense, including imputed interest, associated with the Sellers’ Note of $16.0 million, each of which were not outstanding in the prior year period, partially offset by a decrease of Bridge Facility financing fees and credit facility amendment fees of $11.8 million incurred in the second quarter of 2023 that did not recur.

Other Expense (Income), Net

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2024	May 31, 2023	2024 to 2023	May 31, 2024	May 31, 2023	2024 to 2023

	($ in thousands)			($ in thousands)
Other expense (income), net	$(19,415)	$9,383	(306.9)%	$(26,239)	$13,097	(300.3)%
Percentage of revenue	(0.8)%	0.6%		(0.5)%	0.4%
Amounts recorded as other expense (income), net primarily include foreign currency transaction gains and losses other than cash flow hedges, investment gains and losses, the non-service component of pension costs, other non-operating gains and losses, and changes in acquisition contingent consideration related to the Webhelp Combination.
Other expense (income), net in the three months ended May 31, 2024 was income of $19.4 million, compared to expense of $9.4 million in the three months ended May 31, 2023. The change in other expense (income), net over the prior fiscal year period was primarily due to net foreign currency gains and income associated with the change in acquisition contingent consideration associated with the Webhelp Combination of $6.7 million during the three months ended May 31, 2024
Other expense (income), net in the six months ended May 31, 2024 was income of $26.2 million, compared to expense of $13.1 million in the six months ended May 31, 2023. The change in other expense (income), net over the prior fiscal year period was primarily due to income associated with the change in acquisition contingent consideration associated with the Webhelp Combination of $21.6 million during the six months ended May 31, 2024 and net foreign currency gains.
Provision for Income Taxes

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2024	May 31, 2023	2024 to 2023	May 31, 2024	May 31, 2023	2024 to 2023

	($ in thousands)			($ in thousands)
Provision for income taxes	$20,294	$27,120	(25.2)%	$41,016	$57,593	(28.8)%
Percentage of income before income taxes	23.3%	25.6%		25.6%	25.7%
Our provision for income taxes consists of our current and deferred tax expense resulting from our income earned in domestic and international jurisdictions.
Our provision for income taxes decreased in the three and six months ended May 31, 2024, compared to the three and six months ended May 31, 2023, primarily due to a decrease in income before taxes. The effective tax rate for the three and six months ended May 31, 2024 decreased compared to the three and six months ended May 31, 2023, primarily due to the change in mix of income earned in different tax jurisdictions between periods.

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

	Three Months Ended		Six Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
	($ in thousands, except per share amounts)

Operating income	$150,170	$162,566	$298,609	$318,613
Acquisition-related and integration expenses	30,906	7,433	61,079	12,976
Step-up depreciation	2,482	—	4,983	—
Amortization of intangibles	115,969	39,426	232,271	78,686
Share-based compensation	21,618	11,189	43,264	27,943
Non-GAAP operating income	$321,145	$220,614	$640,206	$438,218

Net income	$66,834	$78,850	$118,936	$166,720
Interest expense and finance charges, net	82,457	47,213	164,896	81,203
Provision for income taxes	20,294	27,120	41,016	57,593
Other expense (income), net	(19,415)	9,383	(26,239)	13,097
Acquisition-related and integration expenses	30,906	7,433	61,079	12,976
Step-up depreciation	2,482	—	4,983	—
Amortization of intangibles	115,969	39,426	232,271	78,686
Share-based compensation	21,618	11,189	43,264	27,943
Depreciation (exclusive of step-up depreciation)	58,492	38,211	123,749	76,386
Adjusted EBITDA	$379,637	$258,825	$763,955	$514,604

Operating margin	6.3%	10.1%	6.2%	9.8%
Non-GAAP operating margin	13.5%	13.7%	13.4%	13.5%
Adjusted EBITDA margin	15.9%	16.0%	16.0%	15.8%

Net income	$66,834	$78,850	$118,936	$166,720
Acquisition-related and integration expenses	30,906	7,433	61,079	12,976
Step-up depreciation	2,482	—	4,983	—
Acquisition-related expenses included in interest expense and finance charges, net (1)	—	11,840	—	11,840
Acquisition-related expenses included in other expense (income), net (1)	—	12,429	—	12,429
Imputed interest related to Sellers' Note included in interest expense and finance charges, net	4,179	—	8,357	—
Change in acquisition contingent consideration included in other expense (income), net	(6,689)	—	(21,586)	—
Foreign currency losses (gains), net (2)	(14,409)	(3,954)	(7,799)	(1,452)
Amortization of intangibles	115,969	39,426	232,271	78,686
Share-based compensation	21,618	11,189	43,264	27,943
Income taxes related to the above (3)	(37,791)	(19,591)	(78,695)	(35,606)
Non-GAAP net income	$183,099	$137,622	$360,810	$273,536

	Three Months Ended		Six Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
	($ in thousands, except per share amounts)

Diluted earnings per common share (“EPS”)	$0.98	$1.51	$1.74	$3.18
Acquisition-related and integration expenses	0.45	0.14	0.90	0.25
Step-up depreciation	0.04	—	0.07	—
Acquisition-related expenses included in interest expense and finance charges, net (1)	—	0.23	—	0.23
Acquisition-related expenses included in other expense (income), net (1)	—	0.24	—	0.24
Imputed interest related to Sellers' Note included in interest expense and finance charges, net	0.06	—	0.12	—
Change in acquisition contingent consideration included in other expense (income), net	(0.10)	—	(0.32)	—
Foreign currency losses (gains), net (2)	(0.21)	(0.08)	(0.11)	(0.03)
Amortization of intangibles	1.71	0.75	3.41	1.50
Share-based compensation	0.32	0.21	0.63	0.53
Income taxes related to the above (3)	(0.56)	(0.37)	(1.15)	(0.68)
Non-GAAP Diluted EPS	$2.69	$2.63	$5.29	$5.22

(1)Included in these amounts are a) Bridge Facility financing fees expensed and b) losses associated with non-designated call option contracts put in place to hedge foreign exchange movements in connection with the Webhelp Combination that are included within interest expense and finance charges, net and other expense (income), net, respectively, in the consolidated statement of operations.

(2)Foreign currency losses (gains), net are included in other expense (income), net and primarily consist of gains and losses recognized on the revaluation and settlement of foreign currency transactions and realized and unrealized gains and losses on derivative contracts that do not qualify for hedge accounting. The reported amounts for non-GAAP net income and non-GAAP EPS for the three and six months ended May 31, 2024 include adjustments to exclude these foreign currency losses (gains), net, which were not adjusted in similar non-GAAP measures previously reported for the corresponding period in fiscal year 2023. In order to enhance comparability, similar adjustments were made for non-GAAP net income and non-GAAP EPS for the three and six months ended May 31, 2023.

(3)The tax effect of taxable and deductible non-GAAP adjustments was calculated using the tax deductible portion of the expenses and applying the entity specific, statutory tax rates applicable to each item during the respective periods.

Liquidity and Capital Resources
Our primary uses of cash are working capital, capital expenditures to expand our delivery footprint and enhance our technology solutions, debt repayments, and acquisitions, including our combination with Webhelp in September 2023. Our financing needs for these uses of cash have been a combination of operating cash flows and third-party debt arrangements. Our working capital needs are primarily to finance accounts receivable. When our revenue is increasing, our net investment in working capital typically increases. Conversely, when revenue is decreasing, our net investment in working capital typically decreases. To increase our market share and better serve our clients, we may further expand our operations through investments or acquisitions. We expect that such expansion would require an initial investment in working capital, personnel, facilities, and operations. These investments or acquisitions would likely be funded primarily by our existing cash and cash equivalents, available liquidity, including capacity on our debt arrangements, or the issuance of securities. We funded the Webhelp Combination through (i) proceeds from our August 2023 offering and sale of senior notes, (ii) term loan borrowings under our senior credit facility, and (iii) cash on hand.

In September 2021, considering our strong free cash flow, low leverage and adequate liquidity to support capital return to stockholders while maintaining flexibility to pursue acquisitions, our board of directors authorized a share repurchase program. Under the share repurchase program, the board of directors authorized the repurchase of up to $500 million of our common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. The share repurchase program has no termination date and may be suspended or discontinued at any time. During the three and six months ended May 31, 2024, we repurchased 662,580 and 899,685 shares, respectively, of our common stock under the share repurchase program for approximately $40.6 million and $62.3 million, respectively, in the aggregate. During the three and six months ended May 31, 2023, we repurchased 39,084 and 110,424 shares, respectively, of our common stock under the share repurchase program for approximately $4.9 million and $14.9 million, respectively, in the aggregate. At May 31, 2024, approximately $227.8 million remained available for share repurchases under the existing authorization from our board of directors.

During June 2024, we repurchased 215,452 shares of our common stock for an aggregate purchase price of $13.0 million.

During fiscal years 2024 and 2023, we have paid the following dividends per share approved by our board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
January 19, 2023	January 30, 2023	$0.275	February 10, 2023
March 29, 2023	April 28, 2023	$0.275	May 9, 2023
June 28, 2023	July 28, 2023	$0.275	August 8, 2023
September 27, 2023	October 27, 2023	$0.3025	November 7, 2023
January 24, 2024	February 5, 2024	$0.3025	February 15, 2024
March 26, 2024	April 26, 2024	$0.3025	May 7, 2024

On June 26, 2024, we announced a cash dividend of $0.3025 per share to stockholders of record as of the close of business on July 26, 2024, payable on August 6, 2024.

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
As of November 30, 2023, the outstanding principal balance on the Term Loan was $1,950 million. During the three and six months ended May 31, 2024, we voluntarily prepaid $150 million and $250 million, respectively, of the principal balance on the Term Loan, without penalty, resulting in an outstanding balance at May 31, 2024 of approximately $1,700 million.
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

At May 31, 2024 and November 30, 2023, no amounts were outstanding under our revolving credit facility.

During the six months ended May 31, 2023, we voluntarily prepaid $25.0 million of the principal balance on the term loans under the Prior Credit Facility, without penalty.
Securitization Facility
On April 25, 2024, we entered into an amendment to the Securitization Facility to (i) increase the commitment of the lenders to provide available borrowings from up to $500 million to up to $600 million, (ii) extend the termination date of the Securitization Facility from July 5, 2024 to April 24, 2026, and (iii) amend the interest rate margins, such that borrowings under the Securitization Facility that are funded by certain lenders through such lenders’ issuance of commercial paper bear interest at the applicable commercial paper rate plus a spread of 0.80% and, otherwise, at a bank rate that includes a per annum rate equal to the applicable SOFR rate (subject to a SOFR related adjustment of 0.10%), plus a spread of 0.90%.
Under the Securitization Facility, Concentrix Corporation and certain of its U.S. based subsidiaries sell or otherwise transfer all of their accounts receivable to a special purpose bankruptcy-remote subsidiary of Concentrix Corporation that grants a security interest in the receivables to the lenders in exchange for available borrowings of up to $600 million. Borrowing availability under the Securitization Facility may be limited by our accounts receivable balances, changes in the credit ratings of our clients comprising the receivables, client concentration levels in the receivables, and certain characteristics of the accounts receivable being transferred (including factors tracking performance of the accounts receivable over time).

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

As of May 31, 2024 and November 30, 2023, we were in compliance with the debt covenants related to our debt arrangements.

Cash Flows – Six Months Ended May 31, 2024 and 2023
The following summarizes our cash flows for the six months ended May 31, 2024 and 2023, as reported in our consolidated statement of cash flows in the accompanying consolidated financial statements.

	Six Months Ended
	May 31, 2024	May 31, 2023

	($ in thousands)
Net cash provided by operating activities	$191,469	$237,328
Net cash used in investing activities	(120,649)	(71,781)
Net cash used in financing activities	(183,276)	(162,019)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,978)	1,357
Net increase (decrease) in cash, cash equivalents and restricted cash	$(118,434)	$4,885
Cash, cash equivalents and restricted cash at beginning of year	516,487	157,463
Cash, cash equivalents and restricted cash at the end of the period	$398,053	$162,348
Operating Activities
Net cash provided by operating activities was $191.5 million for the six months ended May 31, 2024, compared to net cash provided by operating activities of $237.3 million for the six months ended May 31, 2023. The change over the prior year period was primarily due to unfavorable changes in working capital and the decrease in net income.

Investing Activities

Net cash used in investing activities for the six months ended May 31, 2024 was $120.6 million, compared to $71.8 million for the six months ended May 31, 2023. The increase in net cash used in investing activities over the prior year period primarily related to an increase in capital expenditures as a result of the expanded business due to the Webhelp Combination and payment of deferred cash consideration of $4.5 million related to the Webhelp Combination in the first quarter of 2024.

Financing Activities
Net cash used in financing activities for the six months ended May 31, 2024 was $183.3 million, consisting of principal payments of $250.0 million made on term loan borrowings under our senior credit facility, cash paid for acquired earnout liabilities of $22.7, share repurchases of $62.3 million, a change in funds held for clients of $30.6 million, and dividends of $41.0 million partially offset by net borrowings of $223.0 million under our Securitization Facility.
Net cash used in financing activities for the six months ended May 31, 2023 was $162.0 million, consisting primarily of principal payments of $25.0 million made on the term loan borrowings under our senior credit facility, net repayments of $67.5 million under our Securitization Facility, share repurchases of $14.9 million, dividends of $28.6 million, and cash paid for debt issuance costs of $20.7 million related to financing fees for the Bridge Facility entered into in connection with the Webhelp Combination and fees related to our Restated Credit Agreement.

Free Cash Flow and Adjusted Free Cash Flow (non-GAAP measures)

	Six Months Ended
	May 31, 2024	May 31, 2023

	($ in thousands)
Net cash provided by operating activities	$191,469	$237,328
Purchases of property and equipment	(116,145)	(71,781)
Free cash flow (a non-GAAP measure)	$75,324	$165,547
Change in outstanding factoring balances	45,258	—
Adjusted free cash flow (a non-GAAP measure)	$120,582	$165,547
Our free cash flow was $75.3 million for the six months ended May 31, 2024 compared to $165.5 million for the six months ended May 31, 2023. The decrease in free cash flow for the six months ended May 31, 2024 compared to the prior fiscal year period was due to the decrease in cash provided by operating activities and an increase in capital expenditures resulting from the Webhelp Combination.
Our adjusted free cash flow was $120.6 million for the six months ended May 31, 2024 compared to $165.5 million for the six months ended May 31, 2023. The decrease in adjusted free cash flow for the six months ended May 31, 2024 compared to the prior year period was due to a decrease in free cash flow partially offset by a change in outstanding factoring balances of $45.3 million.

Capital Resources
As of May 31, 2024, we had total liquidity of $1,498.3 million, which includes undrawn capacity on our revolving credit facility of $1,042.5 million, undrawn capacity of $248.5 million under our Securitization Facility and cash and cash equivalents.
Our cash and cash equivalents totaled $207.3 million and $295.3 million as of May 31, 2024 and November 30, 2023, respectively. Of our total cash and cash equivalents, 98% and 99% were held by our non-U.S. legal entities as of May 31, 2024 and November 30, 2023, respectively. The cash and cash equivalents held by our non-U.S. legal entities are no longer subject to U.S. federal tax on repatriation into the United States; repatriation of some non-U.S. balances is restricted by local laws. Historically, we have fully utilized and reinvested all non-U.S. cash to fund our international operations and expansions; however, we have recorded deferred tax liabilities related to non-U.S. withholding taxes on the earnings of certain previously acquired non-U.S. entities that are likely to be repatriated in the future. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of the state and withholding taxes depending upon the planned timing and manner of such repatriation.

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
We serve many of our U.S.-based, European and British clients from our delivery centers located around the world. As a result, a substantial portion of the costs to deliver these services are denominated in the local currency of the country where the services are performed. This creates foreign exchange exposure for us. As of May 31, 2024, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in certain foreign currencies by entering into hedging contracts with institutions to acquire a total of PHP 42,510.0 million at a fixed price of $750.5 million at various dates through May 2026; and INR 23,770.0 million at a fixed price of $279.2 million at various dates through May 2026. The fair value of these derivative instruments as of May 31, 2024 is presented in Note 7 of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The potential loss in fair value at May 31, 2024 for such contracts resulting from a hypothetical 10% adverse change in the underlying foreign currency exchange rates is approximately $100.8 million. This loss would be substantially mitigated by corresponding gains on the underlying foreign currency exposures.
Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into hedging contracts that are not denominated as hedges. The purpose of these derivative instruments is to mitigate the risk of foreign currency exposure related to receivables, payables, and intercompany transactions that are denominated in currencies that are different from the functional currencies of our respective legal entities that are party to the transactions. As of May 31, 2024, the fair value of these derivatives not designated as hedges was a net receivable of $6.3 million.
Interest Rate Risk
At May 31, 2024, our outstanding debt under our Restated Credit Facility and our Securitization Facility is variable rate debt, which exposes the Company to changes in interest rates. Holding other variables constant, including the total amount of outstanding indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated increase in interest expense of approximately $20.5 million per year.

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
Except for this acquisition, there were no changes in our internal control over financial reporting that occurred during our second fiscal quarter of fiscal year 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe that these proceedings will have a material adverse effect on the results of our operations, our financial position, or the cash flows of our business. During the three months ended May 31, 2024, there were no new material legal proceedings and no material developments in any legal proceedings reported in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023.
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
The following table summarizes the Company’s purchases of common stock under the share repurchase program during the fiscal quarter ended May 31, 2024:

Period	Total number of shares purchased (1), (2)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar amount that may yet be purchased under the program (in thousands)
March 1, 2024 - March 31, 2024	184,692	$64.96	184,251	$256,489
April 1, 2024 - April 30, 2024	240,682	$58.62	239,522	$242,452
May 1, 2024 - May 31, 2024	239,062	$61.27	238,807	$227,819
Total	664,436	$61.34	662,580
(1) Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations.
(2) Includes shares repurchased as part of the Company’s share repurchase program initiated in September of 2021.
ITEM 5. OTHER INFORMATION
During the three months ended May 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

10.1
Third Amendment to Receivables Financing Agreement, dated as of April 25, 2024, by and among Concentrix Receivables, Inc., as borrower, the Company, as servicer, the group agents and the lenders party thereto, and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2024).

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

Date: July 5, 2024	CONCENTRIX CORPORATION

	By:	/s/ Christopher Caldwell
Christopher Caldwell
President and Chief Executive Officer

	By:	/s/ Andre Valentine
Andre Valentine
Chief Financial Officer