Form 10-Q
period 2024-08-31
Concentrix Corp
filed 2024-10-04
CIK 1803599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding as of September 30, 2024
Common Stock, $0.0001 par value	64,818,749

Concentrix Corporation
Form 10-Q
Index

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONCENTRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)

	August 31, 2024	November 30, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$246,241	$295,336
Accounts receivable, net	1,935,566	1,888,890
Other current assets	668,433	674,423
Total current assets	2,850,240	2,858,649
Property and equipment, net	732,663	748,691
Goodwill	5,084,029	5,078,668
Intangible assets, net	2,482,968	2,804,965
Deferred tax assets	114,820	72,333
Other assets	942,878	928,521
Total assets	$12,207,598	$12,491,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$211,348	$243,565
Current portion of long-term debt	2,857	2,313
Accrued compensation and benefits	634,629	731,172
Other accrued liabilities	932,653	1,016,406
Income taxes payable	30,517	80,583
Total current liabilities	1,812,004	2,074,039
Long-term debt, net	4,908,866	4,939,712
Other long-term liabilities	940,301	920,536
Deferred tax liabilities	377,661	414,246
Total liabilities	8,038,832	8,348,533
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized and no shares issued and outstanding as of August 31, 2024 and November 30, 2023, respectively	—	—
Common stock, $0.0001 par value, 250,000 shares authorized; 68,077 and 67,883 shares issued as of August 31, 2024 and November 30, 2023, respectively, and 64,394 and 65,734 shares outstanding as of August 31, 2024 and November 30, 2023, respectively	7	7
Additional paid-in capital	3,653,735	3,582,521
Treasury stock, 3,683 and 2,149 shares as of August 31, 2024 and November 30, 2023, respectively	(375,941)	(271,968)
Retained earnings	1,098,855	1,024,461
Accumulated other comprehensive loss	(207,890)	(191,727)
Total stockholders’ equity	4,168,766	4,143,294
Total liabilities and stockholders’ equity	$12,207,598	$12,491,827

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Revenue	$2,387,412	$1,632,834	$7,170,876	$4,883,944
Cost of revenue	1,523,220	1,039,142	4,592,586	3,128,866
Gross profit	864,192	593,692	2,578,290	1,755,078
Selling, general and administrative expenses	710,950	431,425	2,126,439	1,274,198
Operating income	153,242	162,267	451,851	480,880
Interest expense and finance charges, net	80,815	49,293	245,711	130,496
Other expense (income), net	46,011	6,169	19,772	19,266
Income before income taxes	26,416	106,805	186,368	331,118
Provision for income taxes	9,785	29,170	50,801	86,763
Net income	$16,631	$77,635	$135,567	$244,355

Earnings per common share:
Basic	$0.25	$1.50	$2.00	$4.70
Diluted	$0.25	$1.49	$2.00	$4.67
Weighted-average common shares outstanding:
Basic	64,660	51,059	65,196	51,130
Diluted	64,749	51,209	65,311	51,384

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Net income	$16,631	$77,635	$135,567	$244,355
Other comprehensive income (loss):
Unrealized gains (losses) of defined benefit plans, net of taxes of $0 and $(135) for the three and nine months ended August 31, 2024, respectively, and $(539) and $(719) for the three and nine months ended August 31, 2023, respectively	633	(1,739)	1,907	(1,240)
Unrealized gains (losses) on hedges during the period, net of taxes of $(6,890) and $1,539 for the three and nine months ended August 31, 2024, respectively, and $(422) and $(1,219) for the three and nine months ended August 31, 2023, respectively	23,647	1,266	(1,300)	3,659
Reclassification of net losses on hedges to net income, net of taxes of $(789) and $(807) for the three and nine months ended August 31, 2024, respectively, and $(821) and $(3,769) for the three and nine months ended August 31, 2023, respectively	2,323	2,458	2,391	11,309
Total change in unrealized gains (losses) on hedges, net of taxes	25,970	3,724	1,091	14,968
Foreign currency translation, net of taxes of $0 for the three and nine months ended August 31, 2024 and 2023, respectively	75,602	(1,137)	(19,161)	(140)
Other comprehensive income (loss)	102,205	848	(16,163)	13,588
Comprehensive income	$118,836	$78,483	$119,404	$257,943

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency and share amounts in thousands)
(unaudited)

	Three and Nine Months Ended August 31, 2024
	Common stock			Treasury stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances, May 31, 2024	68,007	$7	$3,627,559	3,074	$(336,486)	$1,102,438	$(310,095)	$4,083,423
Other comprehensive income	—	—	—	—	—	—	102,205	102,205
Share-based compensation activity	70	—	26,176	—	—	—	—	26,176
Repurchase of common stock for tax withholdings on equity awards	—	—	—	2	(147)	—	—	(147)
Repurchase of common stock	—	—	—	607	(39,308)	—	—	(39,308)
Dividends	—	—	—	—	—	(20,214)	—	(20,214)
Net income	—	—	—	—	—	16,631	—	16,631
Balances, August 31, 2024	68,077	$7	$3,653,735	3,683	$(375,941)	$1,098,855	$(207,890)	$4,168,766

Balances, November 30, 2023	67,883	$7	$3,582,521	2,149	$(271,968)	$1,024,461	$(191,727)	$4,143,294
Other comprehensive loss	—	—	—	—	—	—	(16,163)	(16,163)
Share-based compensation activity	194	—	71,214	—	—	—	—	71,214
Repurchase of common stock for tax withholdings on equity awards	—	—	—	27	(2,358)	—	—	(2,358)
Repurchase of common stock	—	—	—	1,507	(101,615)	—	—	(101,615)
Dividends	—	—	—	—	—	(61,173)	—	(61,173)
Net income	—	—	—	—	—	135,567	—	135,567
Balances, August 31, 2024	68,077	$7	$3,653,735	3,683	$(375,941)	$1,098,855	$(207,890)	$4,168,766

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

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Nine Months Ended
	August 31, 2024	August 31, 2023
Cash flows from operating activities:
Net income	$135,567	$244,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	188,296	114,632
Amortization	348,827	118,196
Non-cash share-based compensation expense	65,671	38,383
Provision for doubtful accounts	5,927	7,687
Deferred income taxes	(80,865)	(43,683)
Amortization of debt discount and issuance costs	19,178	1,682
Unrealized loss on call options	—	14,493
Pension and other post-retirement benefit costs	11,360	8,060
Pension and other post-retirement plan contributions	(3,420)	(5,615)
Change in acquisition contingent consideration	(11,086)	—
Other	1,463	667
Changes in operating assets and liabilities:
Accounts receivable, net	(47,687)	(5,138)
Accounts payable	(27,448)	(22,073)
Other operating assets and liabilities	(222,692)	(22,902)
Net cash provided by operating activities	383,091	448,744
Cash flows from investing activities:
Purchases of property and equipment	(178,891)	(115,717)
Acquisition of business, net of cash and restricted cash acquired	(4,504)	—
Net cash used in investing activities	(183,395)	(115,717)
Cash flows from financing activities:
Proceeds from the Amended Credit Facility - Term Loan	—	—
Repayments of the Amended Credit Facility - Term Loan	(350,000)	(25,000)
Proceeds from the Securitization Facility	1,725,000	1,092,500
Repayments of the Securitization Facility	(1,434,500)	(1,449,000)
Proceeds from issuance of Senior Notes	—	2,136,987
Other debt proceeds	6,369	—
Other debt repayments	(6,196)	—
Cash paid for debt issuance costs	(600)	(30,519)
Cash paid for acquired earnout liabilities	(22,737)	—
Proceeds from exercise of stock options	5,543	5,243
Repurchase of common stock for tax withholdings on equity awards	(2,358)	(9,132)
Repurchase of common stock	(101,615)	(41,941)
Dividends paid	(61,173)	(42,878)
Change in funds held for clients	(25,807)	—
Net cash provided by (used in) financing activities	(268,074)	1,636,260
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,347)	(2,715)
Net increase (decrease) in cash, cash equivalents and restricted cash	(74,725)	1,966,572
Cash, cash equivalents and restricted cash at beginning of year	516,487	157,463
Cash, cash equivalents and restricted cash at end of period	$441,762	$2,124,035

Supplemental disclosure of non-cash investing activities:
Accrued costs for property and equipment purchases	$24,447	$18,814
The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(currency and share amounts in thousands, except per share amounts)

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION:
Background
Concentrix Corporation (“Concentrix” or the “Company”), is a global technology and services leader that designs, builds, and runs fully integrated, end-to-end solutions at speed and scale across the enterprise, helping iconic and disruptive brands drive deep understanding, full lifecycle engagement, and differentiated experiences for their end-customers around the world. The Company provides end-to-end capabilities, including customer experience (“CX”) process optimization, technology innovation and design engineering, front- and back-office automation, analytics, and business transformation services to clients in five primary industry verticals: technology and consumer electronics; retail, travel and e-commerce; communications and media; banking, financial services and insurance; and healthcare.
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
Concentration of credit risk
For the three and nine months ended August 31, 2024 and 2023, no client accounted for more than 10% of the Company’s consolidated revenue.
As of August 31, 2024 and November 30, 2023, no client comprised more than 10% of the Company’s total accounts receivable balance.

Recent accounting pronouncements
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued accounting standards update (“ASU”) 2023-07, which enhances the disclosures required for reportable segments in annual and interim consolidated financial statements. ASU 2023-07 is effective for the Company for annual reporting periods beginning with the fiscal year ending November 30, 2025 and for interim reporting periods beginning in fiscal year 2026. Early adoption is permitted. The Company is currently evaluating the impact that this update will have on its disclosures in the consolidated financial statements.
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
NOTE 3—ACQUISITIONS:

Webhelp Combination

Background

On September 25, 2023, the Company completed its acquisition (the “Webhelp Combination”) of all of the issued and outstanding capital stock (the “Shares”) of Marnix Lux SA, a public limited liability company (société anonyme) incorporated under the laws of the Grand Duchy of Luxembourg (“Webhelp Parent”) and the parent company of the Webhelp business (“Webhelp”), from the holders thereof (the “Sellers”). Webhelp was a leading provider of CX solutions, including sales, marketing, and payment services, with significant operations and client relationships in Europe, Latin America, and Africa. The Webhelp Combination was completed pursuant to the terms and conditions of the Share Purchase and Contribution Agreement, dated as of June 12, 2023, as amended by the First Amendment to the Share Purchase and Contribution Agreement, dated as of July 14, 2023 (the “SPA”), by and among Concentrix, OSYRIS S.à r.l., a private limited liability company (société à responsabilité limitée) incorporated under the laws of the Grand Duchy of Luxembourg and a direct wholly owned subsidiary of Concentrix Corporation (“Purchaser”), Webhelp Parent, the Sellers, and certain representatives of the Sellers.

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

The purchase price consideration to acquire Webhelp consisted of the following:

Cash consideration for Shares (1)	$529,160
Cash consideration for repayment of Webhelp debt and shareholder loan (2)	1,915,197
Total cash consideration	2,444,357
Equity consideration (3)	1,084,894
Earnout shares contingent consideration (4)	32,919
Sellers’ note consideration (5)	711,830
Total consideration transferred	4,274,000
Less: Cash and restricted cash acquired (6)	(499,211)
Total purchase price consideration	$3,774,789

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date:

As of
September 25, 2023
Assets acquired:
Cash and cash equivalents	$310,313
Accounts receivable	450,180
Other current assets (1)	451,687
Property and equipment	324,142
Identifiable intangible assets	1,984,000
Goodwill	2,116,985
Deferred tax assets	20,735
Other assets	409,268
Total assets acquired	6,067,310

Liabilities assumed:
Accounts payable	67,886
Accrued compensation and benefits	248,401
Other accrued liabilities	574,335
Income taxes payable	74,042
Debt (current portion and long-term)	8,589
Deferred tax liabilities	409,135
Other long-term liabilities	410,922
Total liabilities assumed	1,793,310

Total consideration transferred	$4,274,000

(1) Includes restricted cash acquired of $188,899.

As of August 31, 2024, the allocation of the purchase price has not been finalized and the one-year measurement period has not ended. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of identifiable intangible assets acquired, the fair value of certain tangible assets acquired and liabilities assumed, and deferred income taxes. The Company expects to continue to obtain information for the purpose of determining the fair value of the assets acquired and liabilities assumed on the acquisition date throughout the remainder of the measurement period.

As a result of further refining its estimates and assumptions since the date of the acquisition, the Company recorded measurement period adjustments to the initial purchase price allocation. Adjustments were primarily made to cash, goodwill, accrued compensation and benefits, accrued liabilities, other long-term liabilities and deferred income taxes. For the nine months ended August 31, 2024, the Company recorded measurement period adjustments of $31,641 to goodwill.

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

The supplemental pro forma financial information for the nine months ended August 31, 2023 is as follows:

Nine Months Ended
August 31, 2023
Revenue	$7,068,183
Net income	85,047

Acquisition-related and integration expenses

In connection with the Webhelp Combination and previous year acquisitions, the Company incurred $36,055 and $97,134 of acquisition-related and integration expenses for the three and nine months ended August 31, 2024, respectively, and $18,494 and $31,470 for the three and nine months ended August 31, 2023, respectively. These expenses primarily include legal and professional services, cash-settled awards, severance and retention payments, and costs associated with lease terminations to integrate the businesses. These acquisition-related and integration expenses were recorded within selling, general and administrative expenses in the consolidated statement of operations.
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
The Company recorded share-based compensation expense in the consolidated statements of operations for the three and nine months ended August 31, 2024 and 2023 as follows:

	Three Months Ended		Nine Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Total share-based compensation	$22,663	$10,740	$65,927	$38,683
Tax benefit recorded in the provision for income taxes	(5,666)	(2,685)	(16,482)	(9,671)
Effect on net income	$16,997	$8,055	$49,445	$29,012
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

NOTE 5—BALANCE SHEET COMPONENTS:

Cash, cash equivalents and restricted cash:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	As of
	August 31, 2024	November 30, 2023
Cash and cash equivalents	$246,241	$295,336
Restricted cash included in other current assets	195,521	221,151
Cash, cash equivalents and restricted cash	$441,762	$516,487
Restricted cash balances relate primarily to funds held for clients, restrictions placed on cash deposits by banks as collateral for the issuance of bank guarantees and the terms of a government grant, and letters of credit for leases. The Company had a corresponding current liability recorded in other accrued liabilities on the consolidated balance sheet related to funds held for clients of approximately $186,390 and $218,228 as of August 31, 2024 and November 30, 2023, respectively.
Accounts receivable, net:
Accounts receivable, net is comprised of the following as of August 31, 2024 and November 30, 2023:

	As of
	August 31, 2024	November 30, 2023
Billed accounts receivable	$1,055,616	$1,082,469
Unbilled accounts receivable	893,605	818,954
Less: Allowance for doubtful accounts	(13,655)	(12,533)
Accounts receivable, net	$1,935,566	$1,888,890
Allowance for doubtful trade receivables:
Presented below is a progression of the allowance for doubtful trade receivables:

	Three Months Ended		Nine Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Balance at beginning of period	$13,043	$8,774	$12,533	$4,797
Net additions (reductions)	2,237	2,857	5,927	7,687
Write-offs and reclassifications	(1,625)	(786)	(4,805)	(1,639)
Balance at end of period	$13,655	$10,845	$13,655	$10,845

Property and equipment, net:
The following table summarizes the carrying amounts and related accumulated depreciation for property and equipment as of August 31, 2024 and November 30, 2023:

	As of
	August 31, 2024	November 30, 2023
Land	$28,375	$28,039
Equipment, computers, and software	835,084	762,961
Furniture and fixtures	158,274	157,425
Buildings, building improvements, and leasehold improvements	607,451	566,384
Construction-in-progress	48,029	35,175
Total property and equipment, gross	$1,677,213	$1,549,984
Less: Accumulated depreciation	(944,550)	(801,293)
Property and equipment, net	$732,663	$748,691
Shown below are the countries where significant concentrations of the Company’s property and equipment, net are located as of August 31, 2024 and November 30, 2023:

	As of
	August 31, 2024	November 30, 2023
Property and equipment, net:
United States	$119,764	$123,335
Philippines	77,472	75,943
France	68,293	65,599
India	49,628	51,248
Others	417,506	432,566
Total	$732,663	$748,691
Goodwill:
The following table summarizes the changes in the Company’s goodwill for the nine months ended August 31, 2024 and 2023:

	Nine Months Ended
	August 31, 2024	August 31, 2023
Balance at beginning of period	$5,078,668	$2,904,402
Acquisition measurement period adjustments	31,641	(10,592)
Foreign exchange translation	(26,280)	3,238
Balance at end of period	$5,084,029	$2,897,048

Intangible assets, net:
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of August 31, 2024 and November 30, 2023:

	As of August 31, 2024			As of November 30, 2023
	Gross amounts	Accumulated amortization	Net amounts	Gross amounts	Accumulated amortization	Net amounts
Customer relationships	$3,707,169	$(1,331,990)	$2,375,179	$3,670,246	$(1,011,201)	$2,659,045
Technology	79,730	(46,690)	33,040	79,739	(36,174)	43,565
Trade names	120,414	(45,901)	74,513	118,823	(17,255)	101,568
Non-compete agreements	2,200	(1,964)	236	2,200	(1,413)	787
	$3,909,513	$(1,426,545)	$2,482,968	$3,871,008	$(1,066,043)	$2,804,965
Estimated future amortization expense of the Company’s intangible assets is as follows:

Fiscal years ending November 30,
2024 (remaining three months)	$114,426
2025	435,710
2026	387,524
2027	293,127
2028	248,478
Thereafter	1,003,703
Total	$2,482,968
Accumulated other comprehensive income (loss):
The components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes, were as follows:

	Three Months Ended August 31, 2024 and 2023
	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on hedges, net of taxes	Foreign currency translation adjustments, net of taxes	Total
Balances at May 31, 2023	$(7,972)	$(8,670)	$(286,367)	$(303,009)
Other comprehensive income (loss) before reclassification	(1,739)	1,266	(1,137)	(1,610)
Reclassification of losses from other comprehensive income (loss)	—	2,458	—	2,458
Balances at August 31, 2023	$(9,711)	$(4,946)	$(287,504)	$(302,161)

Balances at May 31, 2024	$(9,997)	$(20,390)	$(279,708)	$(310,095)
Other comprehensive income (loss) before reclassification	633	23,647	75,602	99,882
Reclassification of gains from other comprehensive income (loss)	—	2,323	—	2,323
Balances at August 31, 2024	$(9,364)	$5,580	$(204,106)	$(207,890)

	Nine Months Ended August 31, 2024 and 2023
	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on hedges, net of taxes	Foreign currency translation adjustments, net of taxes	Total
Balances at November 30, 2022	$(8,471)	$(19,914)	$(287,364)	$(315,749)
Other comprehensive income (loss) before reclassification	(1,240)	3,659	(140)	2,279
Reclassification of losses from other comprehensive income (loss)	—	11,309	—	11,309
Balances at August 31, 2023	$(9,711)	$(4,946)	$(287,504)	$(302,161)

Balances at November 30, 2023	$(11,271)	$4,489	$(184,945)	$(191,727)
Other comprehensive income (loss) before reclassification	1,907	(1,300)	(19,161)	(18,554)
Reclassification of gains from other comprehensive income (loss)	—	2,391	—	2,391
Balances at August 31, 2024	$(9,364)	$5,580	$(204,106)	$(207,890)
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
Cash Flow Hedges
To mitigate the effect on gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s legal entities with functional currencies that are not U.S. dollars may hedge a portion of forecasted revenue or costs not denominated in the entities’ functional currencies. These instruments mature at various dates through August 2026. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of “Revenue” in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of foreign currency costs are recognized as a component of “Cost of revenue” or “Selling, general and administrative expenses” in the same period as the related costs are recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions.
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

	Value as of
Balance Sheet Line Item	August 31, 2024	November 30, 2023
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$622,069	$2,173,330
Other current assets	4,134	16,078
Other accrued liabilities	7,820	20,856
Derivative instruments designated as fair value hedges:
Cross-currency interest rate swaps (notional value)	$471,604	$471,604
Other long-term liabilities	20,724	17,219
Derivative instruments designated as cash flow hedges:
Foreign exchange forward contracts (notional value)	$1,037,598	$996,667
Other current assets and other assets	11,238	14,330
Other accrued liabilities and other long-term liabilities	3,073	2,724

Volume of activity
The notional amounts of foreign exchange forward contracts represent the gross amounts of foreign currency, including, principally, the Philippine peso, the Indian rupee, the euro, and the British pound, that will be bought or sold at maturity. The notional amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. The Company’s exposure to credit loss and market risk will vary over time as currency exchange rates change.
The Effect of Derivative Instruments on AOCI and the Consolidated Statements of Operations
The following table shows the gains and losses, before taxes, of the Company’s derivative instruments designated as cash flow hedges and not designated as hedging instruments in other comprehensive income (“OCI”), and the consolidated statements of operations for the periods presented:

		Three Months Ended		Nine Months Ended
	Locations of gain (loss) in statement of operations	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Derivative instruments designated as cash flow and fair value hedges:
Gains (losses) recognized in OCI:
Foreign exchange forward contracts		$27,168	$1,688	$(7,025)	$4,878
Cross-currency interest rate swaps		3,369	—	4,186	—
Total		$30,537	$1,688	$(2,839)	$4,878

Gains (losses) reclassified from AOCI into income:
Foreign exchange forward contracts
Gain (loss) reclassified from AOCI into income	Cost of revenue for services	$(2,531)	$(2,457)	$(2,648)	$(11,179)
Gain (loss) reclassified from AOCI into income	Selling, general and administrative expenses	(581)	(822)	(550)	(3,899)
Total		$(3,112)	$(3,279)	$(3,198)	$(15,078)

Derivative instruments not designated as hedging instruments:
Loss recognized from foreign exchange forward contracts, net(1)	Other expense (income), net	$(7,663)	$(2,170)	$(11,696)	$(7,005)
Loss recognized from foreign exchange call options contracts, net	Other expense (income), net	—	(2,064)	—	(14,493)
Total		$(7,663)	$(4,234)	$(11,696)	$(21,498)
(1)    The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.

There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net gains in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $5,508.
Offsetting of Derivatives
In the consolidated balance sheets, the Company does not offset derivative assets against liabilities in master netting arrangements.
Credit exposure for derivative financial instruments is limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the Company’s obligations to the counterparties. The Company manages the potential risk of credit losses by selecting counterparties from a limited group of financial institutions with high credit standing.
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

The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of August 31, 2024				As of November 30, 2023
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets measured at fair value:
Cash equivalents	$100,625	$100,625	$—	$—	$52,847	$52,847	$—	$—
Foreign government bond	—	—	—	—	1,853	1,853	—	—
Forward foreign currency exchange contracts	15,372	—	15,372	—	30,408	—	30,408	—
Liabilities measured at fair value:
Forward foreign currency exchange contracts	10,893	—	10,893	—	23,580	—	23,580	—
Cross-currency interest rate swaps	20,724	—	20,724	—	17,219	—	17,219	—
Acquisition contingent consideration	32,373	—	32,373	—	48,600	—	48,600	—
Liabilities measured at other than fair value:
Long term debt (senior notes)
Fair value	2,238,629	—	2,238,629	—	2,146,554	—	2,146,554	—
Carrying amount	2,134,626	—	—	—	2,131,870	—	—	—
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
The effect of nonperformance risk on the fair value of derivative instruments was not material as of August 31, 2024 and November 30, 2023.

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
During the three and nine months ended August 31, 2024 and August 31, 2023, there were no transfers between the fair value measurement category levels.
NOTE 8—BORROWINGS:
Borrowings consist of the following:

	As of
	August 31, 2024	November 30, 2023
Other loans	$2,857	$2,313
Current portion of long-term debt	$2,857	$2,313

6.650% Senior Notes due 2026	$800,000	$800,000
6.600% Senior Notes due 2028	800,000	800,000
6.850% Senior Notes due 2033	550,000	550,000
Credit Facility - Term Loan component	1,600,000	1,950,000
Securitization Facility	419,000	128,500
Sellers’ Note	773,633	762,286
Other loans	4,930	5,301
Long-term debt, before unamortized debt discount and issuance costs	4,947,563	4,996,087
Less: unamortized debt discount and issuance costs	(38,697)	(56,375)
Long-term debt, net	$4,908,866	$4,939,712

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
As of November 30, 2023, the outstanding principal balance on the Term Loan was $1,950,000 due to principal payments made subsequent to the Closing Date. During the three and nine months ended August 31, 2024, the Company voluntarily prepaid $100,000 and $350,000, respectively, of the principal balance on the Term Loan, without penalty, resulting in an outstanding balance at August 31, 2024 of $1,600,000.
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
At August 31, 2024 and November 30, 2023, no amounts were outstanding under the Company’s revolving credit facility.
During the nine months ended August 31, 2023, the Company voluntarily prepaid $25,000 of the principal balance on the term loans under the Prior Credit Facility, without penalty.
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

Covenant compliance
As of August 31, 2024 and November 30, 2023, Concentrix was in compliance with all covenants for the above arrangements.

NOTE 9—EARNINGS PER SHARE:

Basic and diluted earnings per common share (“EPS”) are computed using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating security.

	Three Months Ended		Nine Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Basic earnings per common share:
Net income	$16,631	$77,635	$135,567	$244,355
Less: net income allocated to participating securities(1)	(559)	(1,286)	(4,873)	(4,198)
Net income attributable to common stockholders	$16,072	$76,349	$130,694	$240,157

Weighted-average number of common shares - basic	64,660	51,059	65,196	51,130

Basic earnings per common share	$0.25	$1.50	$2.00	$4.70

Diluted earnings per common share:
Net income	$16,631	$77,635	$135,567	$244,355
Less: net income allocated to participating securities(1)	(558)	(1,282)	(4,865)	(4,178)
Net income attributable to common stockholders	$16,073	$76,353	$130,702	$240,177

Weighted-average number of common shares - basic	64,660	51,059	65,196	51,130
Effect of dilutive securities:
Stock options and restricted stock units	89	150	115	254
Weighted-average number of common shares - diluted	64,749	51,209	65,311	51,384

Diluted earnings per common share	$0.25	$1.49	$2.00	$4.67
(1)Restricted stock awards granted to employees by the Company are considered participating securities. Effective in the fourth quarter of fiscal year 2023, certain restricted stock units granted are also considered participating securities.

NOTE 10—REVENUE:
Disaggregated revenue
In the following table, the Company’s revenue is disaggregated by primary industry verticals:

	Three Months Ended		Nine Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Industry vertical:
Technology and consumer electronics	$664,829	$528,281	$1,988,199	$1,549,093
Retail, travel and ecommerce	593,736	322,394	1,745,529	935,850
Communications and media	380,508	252,497	1,141,926	767,278
Banking, financial services and insurance	352,471	246,771	1,095,616	768,388
Healthcare	172,400	167,428	540,162	509,960
Other	223,468	115,463	659,444	353,375
Total	$2,387,412	$1,632,834	$7,170,876	$4,883,944
NOTE 11—PENSION AND EMPLOYEE BENEFITS PLANS:
The Company has a 401(k) plan in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in the 401(k) plan on the first day of the month after their employment date. The Company may make discretionary contributions under the plan. Employees in most of the Company’s non-U.S. legal entities are covered by government mandated defined contribution plans. During the three and nine months ended August 31, 2024, the Company contributed $23,539 and $75,171, respectively, to defined contribution plans. During the three and nine months ended August 31, 2023, the Company contributed $22,945 and $67,470, respectively, to defined contribution plans.
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
Net benefit costs related to defined benefit plans were $4,271 and $11,360, during the three and nine months ended August 31, 2024, respectively. Net benefit costs related to defined benefit plans were $2,433 and $8,060, during the three and nine months ended August 31, 2023, respectively. On an aggregate basis, the plans were underfunded by $85,152 and $81,813 at August 31, 2024 and November 30, 2023, respectively.
NOTE 12—INCOME TAXES:
Income taxes consist of current and deferred tax expense resulting from income earned in domestic and international jurisdictions. The effective tax rates for the three and nine months ended August 31, 2024 and 2023 were impacted by the geographic mix of worldwide income and certain discrete items.

The liability for unrecognized tax benefits was $100,219 and $87,939 at August 31, 2024 and November 30, 2023, respectively, and is included in other long-term liabilities in the consolidated balance sheets. As of August 31, 2024 and November 30, 2023, the total amount of unrecognized tax benefits that would affect income tax expense if recognized in the consolidated financial statements was $69,728 and $52,779, respectively. This amount includes net interest and penalties of $14,099 and $8,617 for the respective periods. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease between approximately $42,962 and $45,671 in the next twelve months; however, actual developments in this area could differ from those currently expected.
NOTE 13— LEASES:
The Company leases certain of its facilities and equipment under operating lease agreements, which expire in various periods through 2037. The Company’s finance leases are not material.
The following table presents the various components of operating lease costs:

	Three Months Ended		Nine Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Operating lease cost	$73,765	$51,966	$217,471	$155,401
Short-term lease cost	24,437	4,521	67,005	14,412
Variable lease cost	11,145	12,446	33,154	36,826
Sublease income	(1,013)	(1,503)	(3,299)	(4,371)
Total operating lease cost	$108,334	$67,430	$314,331	$202,268
The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five fiscal years and thereafter as of August 31, 2024:

Fiscal Years Ending November 30,
2024 (remaining three months)	$77,149
2025	283,742
2026	218,703
2027	161,630
2028	119,741
Thereafter	172,746
Total payments	1,033,711
Less: imputed interest*	161,850
Total present value of lease payments	$871,861
*Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.
The following amounts were recorded in the consolidated balance sheets related to the Company’s operating leases:

		As of
		August 31, 2024	November 30, 2023
Operating lease ROU assets	Other assets, net	$824,229	$813,590
Current operating lease liabilities	Other accrued liabilities	238,020	229,010
Non-current operating lease liabilities	Other long-term liabilities	633,841	623,290

The following table presents supplemental cash flow information related to the Company’s operating leases. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Nine Months Ended
	August 31, 2024	August 31, 2023
Cash paid for amounts included in the measurement of lease liabilities	$230,274	$159,460
Non-cash ROU assets obtained in exchange for lease liabilities	210,359	86,273
The weighted-average remaining lease term and discount rate as of August 31, 2024 and November 30, 2023 were as follows:

	As of
	August 31, 2024	November 30, 2023
Weighted-average remaining lease term (years)	4.55	4.88
Weighted-average discount rate	6.82%	6.41%
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
NOTE 15—STOCKHOLDERS’ EQUITY:

Share repurchase program
In September 2021, the Company’s board of directors authorized the Company to purchase up to $500,000 of the Company’s outstanding shares of common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. The repurchase program has no termination date and may be suspended or discontinued at any time. During the three and nine months ended August 31, 2024, the Company repurchased 607 and 1,507 shares, respectively, of its common stock for an aggregate purchase price of $39,308 and $101,615, respectively. During the three and nine months ended August 31, 2023, the Company repurchased 320 and 431 shares, respectively, of its common stock for an aggregate purchase price of $27,000 and $41,941, respectively. The share repurchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes. At August 31, 2024, approximately $188,512 remained available for share repurchases under the existing authorization from the Company’s board of directors.
During September 2024, the Company repurchased 162 shares of its common stock for an aggregate purchase price of $10,624.

Dividends
During fiscal years 2024 and 2023, the Company has paid the following dividends per share approved by the Company’s board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
January 19, 2023	January 30, 2023	$0.275	February 10, 2023
March 29, 2023	April 28, 2023	$0.275	May 9, 2023
June 28, 2023	July 28, 2023	$0.275	August 8, 2023
September 27, 2023	October 27, 2023	$0.3025	November 7, 2023
January 24, 2024	February 5, 2024	$0.3025	February 15, 2024
March 26, 2024	April 26, 2024	$0.3025	May 7, 2024
June 26, 2024	July 26, 2024	$0.3025	August 6, 2024

On September 25, 2024, the Company announced a cash dividend of $0.33275 per share to stockholders of record as of the close of business on October 25, 2024, payable on November 5, 2024.

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

Certain comparisons of the year-over-year changes in revenue and cost of revenue in the discussion of our results of operations for the three and nine months ended August 31, 2024 and 2023 include a supplemental comparison as if the Webhelp Combination had occurred at the beginning of fiscal year 2023. These supplemental comparisons can be identified by the language “if the Webhelp Combination had occurred at the beginning of fiscal year 2023”. The amounts used in these supplemental comparisons were determined by adding (a) the Webhelp results of operations for the relevant period in fiscal year 2023 prior to the Webhelp Combination and making reclassification and adjustments of International Financial Reporting Standards as issued by the International Accounting Standards Board (“IFRS”) to U.S. GAAP for the periods, consistent with the adjustments made in our unaudited proforma condensed combined financial statements filed as Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on March 22, 2024 and (b) the Company’s consolidated results of operations for the relevant period in fiscal year 2023. We believe the presentation of this supplemental information is useful because the Webhelp Combination had a significant impact on revenue and cost of revenue for the post-acquisition period and the supplemental comparison enables readers to better understand changes in the combined business. These supplemental comparisons are provided for informational purposes only and may not necessarily reflect the results of operations that would have occurred had the Webhelp Combination actually occurred as of the beginning of the period referenced.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our expected future financial condition, results of operations, effective tax rate, cash flows, leverage, liquidity, business strategy, competitive position, demand for our services and seasonality of our business, international operations, acquisition opportunities and the anticipated impact of acquisitions, capital allocation and dividends, growth opportunities, spending, capital expenditures and investments, debt repayment, competition and market forecasts, industry trends, our human capital resources and sustainability initiatives, and statements that include words such as believe, expect, may, will, provide, could, should, and other similar expressions. These forward-looking statements are inherently uncertain and involve substantial risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Risks and uncertainties include, among other things: risks related to our ability to realize estimated cost savings, synergies or other anticipated benefits of our combination with Webhelp, or that such benefits may take longer to realize than expected; risks related to general economic conditions, including consumer demand, interest rates, inflation, supply chains, and the effects of the conflicts in Ukraine and Gaza; cyberattacks on our or our clients’ networks and information technology systems; uncertainty around, and disruption from, new and emerging technologies, including the adoption and utilization of generative artificial intelligence; the failure of our staff and contractors to adhere to our and our clients’ controls and processes; the inability to protect personal and proprietary information; the effects of communicable diseases or other public health crises, natural disasters, and adverse weather conditions; geopolitical, economic and climate- or weather-related risks in regions with a significant concentration of our operations; the ability to successfully execute our strategy; competitive conditions in our industry and consolidation of our competitors; variability in demand by our clients or the early termination of our client contracts; the level of business activity of our clients and the market acceptance and performance of their products and services; the demand for customer experience solutions and technology; damage to our reputation through the actions or inactions of third parties; changes in law, regulations or regulatory guidance; the operability of our communication services and information technology systems and networks; the loss of key personnel or the inability to attract and retain staff with the skills and expertise needed for our business; increases in the cost of labor; the inability to successfully identify complete and integrate strategic acquisitions or investments; higher than expected tax liabilities; currency exchange rate fluctuations; investigative or legal actions; and other risks that are described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2023. We do not intend to update forward-looking statements, which speak only as of the date hereof, unless otherwise required by law.

Concentrix, Webhelp, the Concentrix logo, the Webhelp logo, and all other Concentrix company, product, and services names and slogans are trademarks or registered trademarks of Concentrix Corporation and its subsidiaries. Other names and marks are the property of their respective owners.
Overview and Basis of Presentation
Concentrix is a global technology and services leader that designs, builds, and runs fully integrated, end-to-end solutions at speed and scale across the enterprise, helping iconic and disruptive brands drive deep understanding, full lifecycle engagement, and differentiated experiences for their end-customers around the world. We provide end-to-end capabilities, including customer experience (“CX”) process optimization, technology innovation and design engineering, front- and back-office automation, analytics, and business transformation services to clients in five primary industry verticals. Our differentiated portfolio of solutions supports Fortune Global 500 as well as new economy clients across the globe in their efforts to deliver an optimized, consistent brand experience across all channels of communication, such as voice, chat, email, social media, asynchronous messaging, and custom applications. We strive to deliver exceptional services globally supported by our deep industry knowledge, technology and security practices, talented people, and digital and analytics expertise.
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
Webhelp Combination

On September 25, 2023, we completed our acquisition (the “Webhelp Combination”) of all of the issued and outstanding capital stock (the “Shares”) of Marnix Lux SA, a public limited liability company (société anonyme) incorporated under the laws of the Grand Duchy of Luxembourg (“Webhelp Parent”) and the parent company of the Webhelp business (“Webhelp”), from the holders thereof (the “Sellers”). Webhelp was a leading provider of CX solutions, including sales, marketing, and payment services, with significant operations and client relationships in Europe, Latin America, and Africa. The acquisition was completed pursuant to the terms and conditions of the Share Purchase and Contribution Agreement, dated as of June 12, 2023, as amended by First Amendment to Share Purchase and Contribution Agreement, dated as of July 14, 2023 by and among Concentrix, OSYRIS S.à r.l., a private limited liability company (société à responsabilité limitée) incorporated under the laws of the Grand Duchy of Luxembourg and a direct wholly owned subsidiary of Concentrix Corporation (“Purchaser”), Webhelp Parent, the Sellers, and certain representatives of the Sellers.

The purchase consideration for the acquisition of the Shares is valued at approximately $3,774.8 million, net of cash and restricted cash acquired.
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

Through the third quarter of fiscal years 2024 and 2023, approximately 87% and 81%, respectively, of our consolidated revenue was generated from our non-U.S. operations, and approximately 50% and 68%, respectively, of our consolidated revenue was priced in U.S. dollars. We expect that a significant amount of our revenue will continue to be generated from our non-U.S. operations while being priced in U.S. dollars. As a result, we have certain client contracts that are priced in non-U.S. dollar currencies for which a substantial portion of the costs to deliver the services are in other currencies. Accordingly, our revenue may be earned in currencies that are different from the currencies in which we incur corresponding expenses. Fluctuations in the value of currencies, such as the Philippine peso, the Indian rupee, the euro, and the Canadian dollar, against the U.S. dollar or other currencies in which we bill our clients, and inflation in the local economies in which these delivery centers are located, can impact the operating and labor costs in these delivery centers, which can result in reduced profitability. As a result, our revenue growth, costs, and profitability have been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates and inflation.
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
Critical Accounting Policies and Estimates
During the three and nine months ended August 31, 2024, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023.

Results of Operations – Three and Nine Months Ended August 31, 2024 and 2023

	Three Months Ended		Nine Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023

	($ in thousands)		($ in thousands)
Revenue	$2,387,412	$1,632,834	$7,170,876	$4,883,944
Cost of revenue	1,523,220	1,039,142	4,592,586	3,128,866
Gross profit	864,192	593,692	2,578,290	1,755,078
Selling, general and administrative expenses	710,950	431,425	2,126,439	1,274,198
Operating income	153,242	162,267	451,851	480,880
Interest expense and finance charges, net	80,815	49,293	245,711	130,496
Other expense (income), net	46,011	6,169	19,772	19,266
Income before income taxes	26,416	106,805	186,368	331,118
Provision for income taxes	9,785	29,170	50,801	86,763
Net income	$16,631	$77,635	$135,567	$244,355
Revenue

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2024	August 31, 2023	2024 to 2023	August 31, 2024	August 31, 2023	2024 to 2023

	($ in thousands)			($ in thousands)
Industry vertical:
Technology and consumer electronics	$664,829	$528,281	25.8%	$1,988,199	$1,549,093	28.3%
Retail, travel and ecommerce	593,736	322,394	84.2%	1,745,529	935,850	86.5%
Communications and media	380,508	252,497	50.7%	1,141,926	767,278	48.8%
Banking, financial services and insurance	352,471	246,771	42.8%	1,095,616	768,388	42.6%
Healthcare	172,400	167,428	3.0%	540,162	509,960	5.9%
Other	223,468	115,463	93.5%	659,444	353,375	86.6%
Total	$2,387,412	$1,632,834	46.2%	$7,170,876	$4,883,944	46.8%
We generate revenue by delivering our technology and services to our clients categorized in the above primary industry verticals. Our solutions focus on customer engagement, process optimization, and back-office automation.
Our revenue increased by 46.2% in the three months ended August 31, 2024, compared to the three months ended August 31, 2023, primarily as a result of the Webhelp Combination. For the three months ended August 31, 2024, revenue across all verticals increased, primarily as a result of the Webhelp Combination. The increase in revenue was partially offset by the negative effect of foreign currency translation of $22.5 million, or 1.4%. The unfavorable foreign currency translation effect on revenue was primarily due to the weakening of the Argentine peso and Japanese yen against the U.S. dollar. If the Webhelp Combination had occurred at the beginning of fiscal year 2023, our revenue would have increased by 0.9% in the three months ended August 31, 2024.
Our revenue increased by 46.8% in the nine months ended August 31, 2024, compared to the nine months ended August 31, 2023, primarily as a result of the Webhelp Combination. For the nine months ended August 31, 2024, revenue across all verticals increased, primarily as a result of the Webhelp Combination. The increase in revenue was partially offset by the negative effect of foreign currency translation of $58.3 million, or 1.2%. The unfavorable foreign currency translation effect on revenue was primarily due to the weakening of the Argentine peso and Japanese yen against the U.S. dollar. If the Webhelp Combination had occurred at the beginning of fiscal year 2023, our revenue would have increased by 1.5% in the nine months ended August 31, 2024.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2024	August 31, 2023	2024 to 2023	August 31, 2024	August 31, 2023	2024 to 2023

	($ in thousands)			($ in thousands)
Cost of revenue	$1,523,220	$1,039,142	46.6%	$4,592,586	$3,128,866	46.8%
Gross profit	$864,192	$593,692	45.6%	$2,578,290	$1,755,078	46.9%
Gross margin %	36.2%	36.4%		36.0%	35.9%
Cost of revenue consists primarily of personnel costs. Gross margin can be impacted by resource location, client mix and pricing, additional lead time for programs to be fully scalable, and transition and initial set-up costs.
Our cost of revenue increased by 46.6% in the three months ended August 31, 2024, compared to the three months ended August 31, 2023, primarily due to the increases in our revenue and personnel costs from the Webhelp Combination. The increases were partially offset by a $42.2 million, or 4.1%, reduction in our cost of revenue due to foreign currency translation. The foreign currency translation impact on our cost of revenue was caused primarily by the weakening of the Argentine peso, Egyptian pound, and Philippine peso against the U.S. dollar. If the Webhelp Combination had occurred at the beginning of fiscal year 2023, our cost of revenue would have increased by 1.2% in the three months ended August 31, 2024.
Our cost of revenue increased by 46.8% in the nine months ended August 31, 2024, compared to the nine months ended August 31, 2023, primarily due to the increases in our revenue and personnel costs from the Webhelp Combination. The increases were partially offset by a $103.2 million, or 3.3%, reduction in our cost of revenue due to foreign currency translation. The foreign currency translation impact on our cost of revenue was caused primarily by the weakening of the Argentine peso, Philippine peso, and Egyptian pound against the U.S. dollar. If the Webhelp Combination had occurred at the beginning of fiscal year 2023, our cost of revenue would have increased by 1.4% in the nine months ended August 31, 2024.
Our gross profit increased by 45.6% in the three months ended August 31, 2024, compared to the three months ended August 31, 2023, primarily due to the increase in revenue, contributions from the Webhelp Combination, and a net favorable foreign currency impact of $19.7 million on gross profit, partially offset by the increase in cost of revenue. Our gross margin percentage for the three months ended August 31, 2024 decreased to 36.2% from 36.4% in the prior fiscal year period due to changes in the mix of geographies where our services were delivered.
Our gross profit increased by 46.9% in the nine months ended August 31, 2024, compared to the nine months ended August 31, 2023, primarily due to the increase in revenue, profit contributions from the Webhelp Combination, and a net favorable foreign currency impact of $44.9 million on gross profit, partially offset by the increase in cost of revenue. Our gross margin percentage for the nine months ended August 31, 2024 increased to 36.0% from 35.9% in the prior fiscal year period due to changes in the mix of geographies where our services were delivered.
Selling, General and Administrative Expenses

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2024	August 31, 2023	2024 to 2023	August 31, 2024	August 31, 2023	2024 to 2023

	($ in thousands)			($ in thousands)
Selling, general and administrative expenses	$710,950	$431,425	64.8%	$2,126,439	$1,274,198	66.9%
Percentage of revenue	29.8%	26.4%		29.7%	26.1%
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
Our selling, general and administrative expenses increased by 64.8% in the three months ended August 31, 2024, compared to the three months ended August 31, 2023, primarily due to incremental selling, general and administrative expenses associated with the Webhelp Combination, an increase in amortization expenses of $77.0 million, primarily associated with the intangible assets from the

Webhelp Combination, and an increase in acquisition-related and integration expenses of $17.6 million. These increases were partially offset by a $9.5 million reduction in selling, general and administrative expenses due to foreign currency translation impacts. As a percentage of revenue, selling, general and administrative expenses increased from 26.4% in the third fiscal quarter of 2023 to 29.8% in the third fiscal quarter of 2024 due to the net effect of the changes described.
Our selling, general and administrative expenses increased by 66.9% in the nine months ended August 31, 2024, compared to the nine months ended August 31, 2023, primarily due to incremental selling, general and administrative expenses associated with the Webhelp Combination, an increase in amortization expenses of $230.6 million, primarily associated with the intangible assets from the Webhelp Combination, and an increase in acquisition-related and integration expenses of $65.7 million. These increases were partially offset by a $21.9 million reduction in selling, general and administrative expenses due to foreign currency translation impacts. As a percentage of revenue, selling, general and administrative expenses increased from 26.1% in the nine months ended August 31, 2023 to 29.7% in the nine months ended August 31, 2024 due to the net effect of the changes described.
Operating Income

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2024	August 31, 2023	2024 to 2023	August 31, 2024	August 31, 2023	2024 to 2023

	($ in thousands)			($ in thousands)
Operating income	$153,242	$162,267	(5.6)%	$451,851	$480,880	(6.0)%
Operating margin	6.4%	9.9%		6.3%	9.8%
Our operating income decreased during the three and nine months ended August 31, 2024, compared to the three and nine months ended August 31, 2023, due to the increase in selling, general and administrative expenses partially offset by the increase in gross profit.
Our operating margin decreased during the three and nine months ended August 31, 2024, compared to the three and nine months ended August 31, 2023, due to the increase in selling, general and administrative expenses as a percentage of revenue partially offset by the increase in gross margin percentage.

Interest Expense and Finance Charges, Net

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2024	August 31, 2023	2024 to 2023	August 31, 2024	August 31, 2023	2024 to 2023

	($ in thousands)			($ in thousands)
Interest expense and finance charges, net	$80,815	$49,293	63.9%	$245,711	$130,496	88.3%
Percentage of revenue	3.4%	3.0%		3.4%	2.7%
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
The increase in interest expense and finance charges, net for the three months ended August 31, 2024, compared to the three months ended August 31, 2023, was primarily due to an increase in interest expense on our senior notes of $24.6 million, interest expense, including imputed interest, associated with the Sellers’ Note of $8.1 million, and a decrease in interest income related to the senior notes proceeds of $7.8 million incurred in the prior year period that did not recur. The senior notes were outstanding for only a portion of the prior year period and the Sellers’ Note was not outstanding in the prior year period. These changes were partially offset by a decrease of Bridge Facility financing fees of $10.7 million incurred in the third quarter of fiscal year 2023 that did not recur in the current period.
The increase in interest expense and finance charges, net for the nine months ended August 31, 2024, compared to the nine months ended August 31, 2023, was primarily due to an increase in interest expense on our senior notes of $98.2 million, interest expense, including imputed interest, associated with the Sellers’ Note of $24.0 million and a decrease in interest income related to the senior notes proceeds of $7.8 million incurred in the prior year period that did not recur. The senior notes were outstanding for only a portion of the prior year period and the Sellers’ Note was not outstanding in the prior year period. These changes were partially offset by a decrease of Bridge Facility financing fees and credit facility amendment fees of $22.5 million incurred in the nine months ended August 31, 2023 that did not recur.
Other Expense (Income), Net

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2024	August 31, 2023	2024 to 2023	August 31, 2024	August 31, 2023	2024 to 2023

	($ in thousands)			($ in thousands)
Other expense (income), net	$46,011	$6,169	645.8%	$19,772	$19,266	2.6%
Percentage of revenue	1.9%	0.4%		0.3%	0.4%
Amounts recorded as other expense (income), net primarily include foreign currency transaction gains and losses other than cash flow hedges, investment gains and losses, the non-service component of pension costs, other non-operating gains and losses, and changes in acquisition contingent consideration related to the Webhelp Combination.
Other expense (income), net in the three months ended August 31, 2024 was expense of $46.0 million, compared to expense of $6.2 million in the three months ended August 31, 2023. The change in other expense (income), net over the prior fiscal year period was primarily due to net foreign currency losses and expense of $10.5 million due to the change in acquisition contingent consideration associated with the Webhelp Combination during the three months ended August 31, 2024
Other expense (income), net in the nine months ended August 31, 2024 was expense of $19.8 million, compared to expense of $19.3 million in the nine months ended August 31, 2023. The change in other expense (income), net over the prior fiscal year period was primarily due to net foreign currency losses primarily offset by income of $11.1 million due to the change in acquisition contingent consideration associated with the Webhelp Combination during the nine months ended August 31, 2024.
Provision for Income Taxes

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2024	August 31, 2023	2024 to 2023	August 31, 2024	August 31, 2023	2024 to 2023

	($ in thousands)			($ in thousands)
Provision for income taxes	$9,785	$29,170	(66.5)%	$50,801	$86,763	(41.4)%
Percentage of income before income taxes	37.0%	27.3%		27.3%	26.2%
Our provision for income taxes consists of our current and deferred tax expense resulting from our income earned in domestic and international jurisdictions.
Our provision for income taxes decreased in the three and nine months ended August 31, 2024, compared to the three and nine months ended August 31, 2023, primarily due to a decrease in income before taxes. The effective tax rate for the three and nine months ended August 31, 2024 increased compared to the three and nine months ended August 31, 2023, primarily due to the change in mix of income earned in different tax jurisdictions between periods.

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
•Non-GAAP net income, which is net income excluding the tax effected impact of acquisition-related and integration expenses, including related restructuring costs, amortization of intangible assets, share-based compensation, imputed interest related to the sellers’ note issued in connection with the combination with Webhelp (the “sellers’ note”), change in acquisition contingent consideration and foreign currency losses (gains), net. Non-GAAP net income also excludes the income tax effect of certain legal entity restructuring activity.

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
•Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share, tax effected impact of acquisition-related and integration expenses, including related restructuring costs, step-up depreciation, amortization of intangible assets, share-based compensation, imputed interest related to the Sellers’ note, change in acquisition contingent consideration and foreign currency losses (gains), net. Non-GAAP EPS also excludes the per share income tax effect of certain legal entity restructuring activity. Non-GAAP EPS excludes net income attributable to participating securities, and the per share, tax-effected impact of adjustments to net income described above reflect only those amounts that are attributable to common shareholders.

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

	Three Months Ended		Nine Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
	($ in thousands, except per share amounts)

Operating income	$153,242	$162,267	$451,851	$480,880
Acquisition-related and integration expenses	36,055	18,494	97,134	31,470
Step-up depreciation	2,449	—	7,432	—
Amortization of intangibles	116,556	39,510	348,827	118,196
Share-based compensation	22,663	10,740	65,927	38,683
Non-GAAP operating income	$330,965	$231,011	$971,171	$669,229

Net income	$16,631	$77,635	$135,567	$244,355
Interest expense and finance charges, net	80,815	49,293	245,711	130,496
Provision for income taxes	9,785	29,170	50,801	86,763
Other expense (income), net	46,011	6,169	19,772	19,266
Acquisition-related and integration expenses	36,055	18,494	97,134	31,470
Step-up depreciation	2,449	—	7,432	—
Amortization of intangibles	116,556	39,510	348,827	118,196
Share-based compensation	22,663	10,740	65,927	38,683
Depreciation (exclusive of step-up depreciation)	57,115	38,246	180,864	114,632
Adjusted EBITDA	$388,080	$269,257	$1,152,035	$783,861

Operating margin	6.4%	9.9%	6.3%	9.8%
Non-GAAP operating margin	13.9%	14.1%	13.5%	13.7%
Adjusted EBITDA margin	16.3%	16.5%	16.1%	16.0%

Net income	$16,631	$77,635	$135,567	$244,355
Acquisition-related and integration expenses	36,055	18,494	97,134	31,470
Step-up depreciation	2,449	—	7,432	—
Acquisition-related expenses included in interest expense and finance charges, net (1)	—	13,716	—	25,556
Acquisition-related expenses included in other expense (income), net (1)	—	2,064	—	14,493
Imputed interest related to Sellers' Note included in interest expense and finance charges, net	4,259	—	12,616	—
Change in acquisition contingent consideration included in other expense (income), net	10,500	—	(11,086)	—
Foreign currency losses (gains), net (2)	33,435	3,557	25,636	2,105
Amortization of intangibles	116,556	39,510	348,827	118,196
Share-based compensation	22,663	10,740	65,927	38,683
Income taxes related to the above (3)	(55,753)	(22,020)	(134,448)	(57,626)
Income tax effect of legal entity restructuring (4)	5,363	—	5,363	—
Non-GAAP net income	$192,158	$143,696	$552,968	$417,232

	Three Months Ended		Nine Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
	($ in thousands, except per share amounts)

Diluted earnings per common share (“EPS”)	$0.25	$1.49	$2.00	$4.67
Acquisition-related and integration expenses	0.54	0.36	1.43	0.60
Step-up depreciation	0.04	—	0.11	—
Acquisition-related expenses included in interest expense and finance charges, net (1)	—	0.26	—	0.49
Acquisition-related expenses included in other expense (income), net (1)	—	0.04	—	0.28
Imputed interest related to Sellers' Note included in interest expense and finance charges, net	0.06	—	0.19	—
Change in acquisition contingent consideration included in other expense (income), net	0.16	—	(0.16)	—
Foreign currency losses (gains), net (2)	0.50	0.07	0.38	0.04
Amortization of intangibles	1.74	0.76	5.15	2.26
Share-based compensation	0.34	0.21	0.97	0.74
Income taxes related to the above (3)	(0.84)	(0.43)	(1.99)	(1.10)
Income tax effect of legal entity restructuring (4)	0.08	—	0.08	—
Non-GAAP Diluted EPS	$2.87	$2.76	$8.16	$7.98

(1)Included in these amounts are a) Bridge Facility financing fees expensed and b) losses associated with non-designated call option contracts put in place to hedge foreign exchange movements in connection with the Webhelp Combination that are included within interest expense and finance charges, net and other expense (income), net, respectively, in the consolidated statement of operations.

(2)Foreign currency losses (gains), net are included in other expense (income), net and primarily consist of gains and losses recognized on the revaluation and settlement of foreign currency transactions and realized and unrealized gains and losses on derivative contracts that do not qualify for hedge accounting. The reported amounts for non-GAAP net income and non-GAAP EPS for the three and nine months ended August 31, 2024 include adjustments to exclude these foreign currency losses (gains), net, which were not adjusted in similar non-GAAP measures previously reported for the corresponding period in fiscal year 2023. In order to enhance comparability, similar adjustments were made for non-GAAP net income and non-GAAP EPS for the three and nine months ended August 31, 2023.

(3)The tax effect of taxable and deductible non-GAAP adjustments was calculated using the tax deductible portion of the expenses and applying the entity specific, statutory tax rates applicable to each item during the respective periods.

(4)Represents the income tax impact related to certain legal entity restructuring activity.

Liquidity and Capital Resources
Our primary uses of cash are working capital, capital expenditures to expand our delivery footprint and enhance our technology solutions, debt repayments, and acquisition and integration expenses, including in connection with our September 2023 combination with Webhelp. Our financing needs for these uses of cash have been a combination of operating cash flows and third-party debt arrangements. Our working capital needs are primarily to finance accounts receivable. When our revenue is increasing, our net investment in working capital typically increases. Conversely, when revenue is decreasing, our net investment in working capital typically decreases. To increase our market share and better serve our clients, we may further expand our operations through investments or acquisitions. We expect that such expansion would require an initial investment in working capital, personnel, facilities, and operations. These investments or acquisitions would likely be funded primarily by our existing cash and cash equivalents, available liquidity, including capacity on our debt arrangements, or the issuance of securities. We funded the Webhelp Combination through (i) proceeds from our August 2023 offering and sale of senior notes, (ii) term loan borrowings under our senior credit facility, and (iii) cash on hand.

In September 2021, considering our strong free cash flow, low leverage, and adequate liquidity to support capital return to stockholders while maintaining flexibility to pursue acquisitions, our board of directors authorized a share repurchase program. Under the share repurchase program, the board of directors authorized the repurchase of up to $500 million of our common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. The share repurchase program has no termination date and may be suspended or discontinued at any time. During the three and nine months ended August 31, 2024, we repurchased 607,298 and 1,506,983 shares, respectively, of our common stock under the share repurchase program for approximately $39.3 million and $101.6 million, respectively, in the aggregate. During the three and nine months ended August 31, 2023, we repurchased 320,105 and 430,529 shares, respectively, of our common stock under the share repurchase program for approximately $27.0 million and $41.9 million, respectively, in the aggregate. At August 31, 2024, approximately $188.5 million remained available for share repurchases under the existing authorization from our board of directors.

During September 2024, we repurchased 161,613 shares of our common stock for an aggregate purchase price of $10.6 million.

During fiscal years 2024 and 2023, we have paid the following dividends per share approved by our board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
January 19, 2023	January 30, 2023	$0.275	February 10, 2023
March 29, 2023	April 28, 2023	$0.275	May 9, 2023
June 28, 2023	July 28, 2023	$0.275	August 8, 2023
September 27, 2023	October 27, 2023	$0.3025	November 7, 2023
January 24, 2024	February 5, 2024	$0.3025	February 15, 2024
March 26, 2024	April 26, 2024	$0.3025	May 7, 2024
June 26, 2024	July 26, 2024	$0.3025	August 6, 2024

On September 25, 2024, we announced a cash dividend of $0.33275 per share to stockholders of record as of the close of business on October 25, 2024, payable on November 5, 2024.

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
As of November 30, 2023, the outstanding principal balance on the Term Loan was $1,950 million. During the three and nine months ended August 31, 2024, we voluntarily prepaid $100 million and $350 million, respectively, of the principal balance on the Term Loan, without penalty, resulting in an outstanding balance at August 31, 2024 of approximately $1,600 million.
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

At August 31, 2024 and November 30, 2023, no amounts were outstanding under our revolving credit facility.

During the nine months ended August 31, 2023, we voluntarily prepaid $25.0 million of the principal balance on the term loans under the Prior Credit Facility, without penalty.
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

As of August 31, 2024 and November 30, 2023, we were in compliance with the debt covenants related to our debt arrangements.

Cash Flows – Nine Months Ended August 31, 2024 and 2023
The following summarizes our cash flows for the nine months ended August 31, 2024 and 2023, as reported in our consolidated statement of cash flows in the accompanying consolidated financial statements.

	Nine Months Ended
	August 31, 2024	August 31, 2023

	($ in thousands)
Net cash provided by operating activities	$383,091	$448,744
Net cash used in investing activities	(183,395)	(115,717)
Net cash provided by (used in) financing activities	(268,074)	1,636,260
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,347)	(2,715)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(74,725)	$1,966,572
Cash, cash equivalents and restricted cash at beginning of year	516,487	157,463
Cash, cash equivalents and restricted cash at the end of the period	$441,762	$2,124,035
Operating Activities
Net cash provided by operating activities was $383.1 million for the nine months ended August 31, 2024, compared to net cash provided by operating activities of $448.7 million for the nine months ended August 31, 2023. The change over the prior year period was primarily due to unfavorable changes in working capital and the decrease in net income.

Investing Activities

Net cash used in investing activities for the nine months ended August 31, 2024 was $183.4 million, compared to $115.7 million for the nine months ended August 31, 2023. The increase in net cash used in investing activities over the prior year period primarily related to an increase in capital expenditures as a result of the expanded business due to the Webhelp Combination and payment of deferred cash consideration of $4.5 million related to the Webhelp Combination in the first quarter of fiscal year 2024.

Financing Activities
Net cash used in financing activities for the nine months ended August 31, 2024 was $268.1 million, consisting of principal payments of $350.0 million made on term loan borrowings under our senior credit facility, cash paid for acquired earnout liabilities of $22.7, share repurchases of $101.6 million, a change in funds held for clients of $25.8 million, and dividends of $61.2 million partially offset by net borrowings of $290.5 million under our Securitization Facility.
Net cash provided by financing activities for the nine months ended August 31, 2023 was $1,636.3 million, consisting primarily of proceeds, before expenses, of $2,137.0 million from the issuance of Senior Notes in August 2023, partially offset by principal payments of $25.0 million made on the term loan borrowings under our senior credit facility, net repayments of $356.5 million under our Securitization Facility, share repurchases of $41.9 million, dividends of $42.9 million, and cash paid of $30.5 million related to debt issuance costs for the Senior Notes, financing fees for the Bridge Facility and amendment fees related to our Restated Credit Agreement.
Free Cash Flow and Adjusted Free Cash Flow (non-GAAP measures)

	Nine Months Ended
	August 31, 2024	August 31, 2023

	($ in thousands)
Net cash provided by operating activities	$383,091	$448,744
Purchases of property and equipment	(178,891)	(115,717)
Free cash flow (a non-GAAP measure)	$204,200	$333,027
Change in outstanding factoring balances	51,632	—
Adjusted free cash flow (a non-GAAP measure)	$255,832	$333,027
Our free cash flow was $204.2 million for the nine months ended August 31, 2024 compared to $333.0 million for the nine months ended August 31, 2023. The decrease in free cash flow for the nine months ended August 31, 2024 compared to the prior fiscal year period was due to the decrease in cash provided by operating activities and an increase in capital expenditures as a result of the expanded business due to the Webhelp Combination.
Our adjusted free cash flow was $255.8 million for the nine months ended August 31, 2024 compared to $333.0 million for the nine months ended August 31, 2023. The decrease in adjusted free cash flow for the nine months ended August 31, 2024 compared to the prior year period was due to a decrease in free cash flow partially offset by a change in outstanding factoring balances of $51.6 million.

Capital Resources
As of August 31, 2024, we had total liquidity of $1,469.7 million, which includes undrawn capacity on our revolving credit facility of $1,042.5 million, undrawn capacity of $181.0 million under our Securitization Facility and cash and cash equivalents.
Our cash and cash equivalents totaled $246.2 million and $295.3 million as of August 31, 2024 and November 30, 2023, respectively. Of our total cash and cash equivalents, 98% and 99% were held by our non-U.S. legal entities as of August 31, 2024 and November 30, 2023, respectively. The cash and cash equivalents held by our non-U.S. legal entities are no longer subject to U.S. federal tax on repatriation into the United States; repatriation of some non-U.S. balances is restricted by local laws. Historically, we have fully utilized and reinvested all non-U.S. cash to fund our international operations and expansions; however, we have recorded deferred tax liabilities related to non-U.S. withholding taxes on the earnings of certain previously acquired non-U.S. entities that are likely to be repatriated in the future. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of the state and withholding taxes depending upon the planned timing and manner of such repatriation.

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
We serve many of our U.S.-based, European and British clients from our delivery centers located around the world. As a result, a substantial portion of the costs to deliver these services are denominated in the local currency of the country where the services are performed. This creates foreign exchange exposure for us. As of August 31, 2024, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in certain foreign currencies by entering into hedging contracts with institutions to acquire a total of PHP 42,170.0 million at a fixed price of $740.7 million at various dates through August 2026; and INR 24,660.0 million at a fixed price of $288.7 million at various dates through August 2026. The fair value of these derivative instruments as of August 31, 2024 is presented in Note 7 of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The potential loss in fair value at August 31, 2024 for such contracts resulting from a hypothetical 10% adverse change in the underlying foreign currency exchange rates is approximately $103.8 million. This loss would be substantially mitigated by corresponding gains on the underlying foreign currency exposures.
Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into hedging contracts that are not denominated as hedges. The purpose of these derivative instruments is to mitigate the risk of foreign currency exposure related to receivables, payables, and intercompany transactions that are denominated in currencies that are different from the functional currencies of our respective legal entities that are party to the transactions. As of August 31, 2024, the fair value of these derivatives not designated as hedges was a net payable of $3.7 million.
Interest Rate Risk
At August 31, 2024, our outstanding debt under our Restated Credit Facility and our Securitization Facility is variable rate debt, which exposes the Company to changes in interest rates. Holding other variables constant, including the total amount of outstanding indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated increase in interest expense of approximately $20.2 million per year.

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
Except for this acquisition, there were no changes in our internal control over financial reporting that occurred during our third fiscal quarter of fiscal year 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe that these proceedings will have a material adverse effect on the results of our operations, our financial position, or the cash flows of our business. During the three months ended August 31, 2024, there were no new material legal proceedings and no material developments in any legal proceedings reported in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company’s purchases of common stock under the Company’s share repurchase program during the fiscal quarter ended August 31, 2024:

Period	Total number of shares purchased (1), (2)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar amount that may yet be purchased under the program (in thousands)
June 1, 2024 - June 30, 2024	215,673	$60.42	215,452	$214,802
July 1, 2024 - July 31, 2024	201,419	$66.93	199,861	$201,421
August 1, 2024 - August 31, 2024	192,513	$67.23	191,985	$188,512
Total	609,605	$64.72	607,298
(1) Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations.
(2) Includes shares repurchased as part of the Company’s share repurchase program initiated in September of 2021, under which the Company’s board of directors authorized the Company to purchase up to $500 million of the Company’s outstanding shares of common stock. The repurchase program has no termination date and may be suspended or discontinued at any time.
ITEM 5. OTHER INFORMATION
During the three months ended August 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Date: October 4, 2024	CONCENTRIX CORPORATION

	By:	/s/ Christopher Caldwell
Christopher Caldwell
President and Chief Executive Officer

	By:	/s/ Andre Valentine
Andre Valentine
Chief Financial Officer