Form 10-K
period 2024-11-30
Concentrix Corp
filed 2025-01-28
CIK 1803599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2024
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
Large accelerated filer    ☒    Accelerated filer     ☐        Non-accelerated filer    ☐        Smaller reporting company    ☐    Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,362,722,615, computed by reference to the closing sale price of the common stock on the Nasdaq Stock Market LLC on May 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter.
As of January 17, 2025, there were 64,398,533 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference portions of the Registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Note Regarding Forward-Looking Statements
Unless otherwise indicated or except where the context otherwise requires, the terms “Concentrix,” “the Company,” “we,” “us” and “our” and other similar terms in this Annual Report on Form 10-K refer to Concentrix Corporation and its subsidiaries.
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our expected future financial condition and growth, cash flows, results of operations, effective tax rate, leverage, liquidity, business strategy, competitive position, demand and market acceptance for our services and products portfolio, seasonality of our business, international operations, the potential benefits associated with use of the Company’s technology and services, acquisition opportunities and the anticipated impact of acquisitions, capital allocation and dividends, growth opportunities, spending, capital expenditures and investments, debt repayment, competition and market forecasts, industry trends, our human capital resources and sustainability initiatives, and statements that include words such as believe, expect, may, will, provide, could, should, and other similar expressions. These forward-looking statements are inherently uncertain and involve substantial risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Risks and uncertainties include, among other things: risks related to general economic conditions, including consumer demand, interest rates, inflation, supply chains, and the effects of the conflicts in Ukraine and Gaza; cyberattacks on our or our clients’ networks and information technology systems; uncertainty around, and disruption from, new and emerging technologies, including the adoption and utilization of artificial intelligence (“AI”) and generative AI; the failure of our staff and contractors to adhere to our and our clients’ controls and processes; the inability to protect personal and proprietary information; the effects of communicable diseases or other public health crises, natural disasters, and adverse weather conditions; geopolitical, economic and climate- or weather-related risks in regions with a significant concentration of our operations; the ability to successfully execute our strategy; competitive conditions in our industry and consolidation of our competitors; variability in demand by our clients or the early termination of our client contracts; the level of business activity of our clients and the market acceptance and performance of their products and services; the demand for end-to-end solutions and technology; damage to our reputation through the actions or inactions of third parties; changes in law, regulations or regulatory guidance; the operability of our communication services and information technology systems and networks; risks related to our ability to realize estimated cost savings, synergies, or other anticipated benefits of our combination with Webhelp within the expected timeframe; the loss of key personnel or the inability to attract and retain staff with the skills and expertise needed for our business; increases in the cost of labor; the inability to successfully identify, complete, and integrate strategic acquisitions or investments; higher than expected tax liabilities; currency exchange rate fluctuations; investigative or legal actions; and other risks that are described under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. We do not intend to update forward-looking statements, which speak only as of the date hereof, unless otherwise required by law.

Concentrix, Webhelp, and all Concentrix company, product, and services word and design marks and slogans are trademarks or registered trademarks of Concentrix Corporation and its subsidiaries. Other names and marks are the property of their respective owners. All rights reserved.

Part I
ITEM 1. BUSINESS
Our Company
We are a global technology and services leader that powers exceptional brand experiences and digital operations for more than 2,000 clients across the globe. We design, build, and run fully integrated, end-to-end solutions — including customer experience (“CX”) process optimization, technology innovation and design engineering, front- and back-office automation, analytics, and business transformation services — for clients in five primary industry verticals. Our solutions help our clients drive deep understanding, full lifecycle engagement, and differentiated customer experiences for their brands.
We strive to deliver exceptional services globally, supported by our deep industry knowledge, technology and security practices, talented people, and digital and analytics expertise. Our differentiated portfolio of solutions supports Fortune Global 500 and new economy companies across the globe in their efforts to deliver an optimized, consistent brand experience across all channels of communication, including voice, chat, email, generative AI (“GenAI”)-powered self-service, social media, asynchronous messaging, and other custom applications.
We offer our clients integrated solutions to support the entirety of their customer lifecycles, transform their businesses, and solve business challenges:
•CX and user experience (“UX”) strategy and design;
•digital operations, including B2B sales, performance marketing, customer loyalty, trust and safety, collections, and financial compliance;
•data analytics, enterprise intelligence, and actionable insights; and
•innovative new approaches to enhancing the customer experience through the latest technological advancements in our industry.
Through our end-to-end capabilities, we believe we deliver better economic outcomes for our clients with solutions designed to meet their unique needs as they navigate a landscape characterized by discerning consumers and new market entrants.
We have strong relationships with global brands and are a partner of choice for industry leaders, including more than 155 Fortune Global 500 clients as of November 30, 2024. We believe in deepening and broadening our support of clients over the long term to build enduring relationships, and we prioritize the pursuit of clients in verticals characterized by high growth, high transaction volume, high levels of compliance and security, and steep barriers to entry. Our average client tenure for our top 30 clients is more than 16 years. Our strategic verticals include technology and consumer electronics, retail, travel and e-commerce, banking, financial services and insurance, healthcare, communications and media, and other. Our clients include:
•9 of the top 10 tech and consumer electronics companies
•7 of the top 10 fintech companies
•2 of the top 5 retail and e-commerce companies
•8 of the top 10 European banks
•6 of the top 10 U.S. banks
•5 of the top 5 U.S. health insurance companies
•3 of the top 5 global healthcare companies
•8 of the top 10 global automotive companies

Through our technology-infused solutions, our clients benefit from having a single partner that can deliver integrated solutions at scale, enabling them to address the entirety of the customer journey, from acquisition to support to renewal. Our end-to-end capabilities and broad service offerings help our clients acquire, retain, and improve the lifetime value of their customer relationships while optimizing their back-office processes.
We combine global consistency with local expertise, enhancing the end user experience for our clients’ customers through services rendered by a team of approximately 450,000 employees and staff, which we refer to as game-changers, across approximately 485 locations in 75 countries and six continents in the languages that are relevant to our clients and their customers.
Strategic Growth
We have a long history of growth through strategic acquisitions, including:
•Our September 2023 acquisition of the Webhelp business (“Webhelp”), a leading provider of CX solutions, including sales, marketing, and payment services, with significant operations and client relationships in Europe, Latin America, and Africa;
•Our July 2022 acquisition of ServiceSource International, Inc. (“ServiceSource”), a global outsourced go-to-market services provider that delivered business-to-business (“B2B”) digital sales and customer success solutions;
•Our December 2021 acquisition of PK, a leading CX design engineering company that created pioneering experiences to accelerate digital outcomes for their clients’ customers, partners and staff; and
•Our October 2018 acquisition of Convergys Corporation, a customer experience outsourcing company that added scale, diversified our revenue base, and expanded our service delivery capabilities.\
Our strategic acquisitions have strengthened our position as a global technology and services leader by expanding our scale in the digital IT services market and creating one of the most robust, well-balanced global footprints in the industry. Our disciplined approach to growth has strengthened our value proposition for our clients by broadening our offering of artificial intelligence (“AI”) solutions, digital capabilities, and high-value services.
We trace our roots to 2004 when SYNNEX Corporation, now known as TD SYNNEX Corporation (“TD SYNNEX”), acquired BSA Sales, Inc., a company with 20 employees focused on helping clients through outsourced sales and marketing services. In 2006, TD SYNNEX combined New York-based Concentrix with BSA Sales under the Concentrix name, with the goal of bringing technology and innovation into businesses to help clients reimagine and design the next generation of experiences. Concentrix Corporation was incorporated in Delaware in December 2009. In December 2020, Concentrix was separated from TD SYNNEX through a tax-free distribution of all of the issued and outstanding shares of our common stock to TD SYNNEX stockholders (such separation and distribution, the “spin-off”). As a result of the spin-off, we became an independent public company and our common stock commenced trading on the Nasdaq Stock Market (“Nasdaq”) under the symbol “CNXC” on December 1, 2020.
Our Solutions and Technology
Through our strategy, talent, and technology, we are fully equipped to design, build, and run solutions that help our clients enhance their customers’ experience and improve business performance. Our solutions encompass our core service offering of Customer Lifecycle Management, as well as complementary areas, including Strategy and Design, Data and Analytics, and Enterprise Technology. Through our integrated solutions offering, we assist our clients in acquiring, supporting and renewing customers, leveraging customer feedback and insights to constantly improve business performance, and identifying and implementing customer-facing and back-office process improvements. We help our clients by creating tools that their customers and employees love to use, enabling better customer interactions through real-time sentiment analysis, and integrating multiple customer interactions and touchpoints into one-stop smart mobile applications.
In September 2024, we announced the release of iX HelloTM, the first commercially available product in our Intelligent Experience (“IX”) suite of products. iX Hello is an enterprise-grade GenAI-powered self-service application that is designed to accelerate productivity across multiple business functions by enabling users to create customizable virtual assistants that can integrate with leading large language models as well as internal data sources.

iX Hello is capable of researching the latest online information, translating text in over 90 languages, analyzing files, images, and data, transcribing voice and meeting notes, and creating training materials, documentation, and reports, among other applications.
Customer Lifecycle Management. We deliver integrated solutions and services that address the entirety of the customer lifecycle, support business transformations, and solve business challenges. We offer our clients the means to acquire, support, and renew customers across all channels while minimizing attrition and increasing customer lifetime value. Our Customer Lifecycle Management solutions include services such as customer care, sales support, digital marketing, technical support, digital self-service, content moderation, creative design and content production, and back-office services. Customer Lifecycle Management represents our core service offering and a significant majority of the services we provide.

In addition to our Customer Lifecycle Management services, we also provide complementary services that are provided to clients as integrated solutions with our core service offering, including:
•Strategy and Design. We strive to help our clients reimagine what great is by using human-centered design and tech-enabled innovation to design next-generation solutions that exceed our clients’ expectations. Our Strategy and Design solutions include business transformation consulting, digital experience design, and digital innovation. Through these services, we promote a more rapid integration of digital and enabling technologies, providing transformational business services to our clients.
•Data and Analytics. We use technology and innovative domain-specific solutions to assist our clients in maximizing the value of their data by evaluating and using enterprise data to drive business decisions and integrating the insights gained from the analysis of enterprise data into business processes. Our Data and Analytics services include data and analytics transformation, data engineering, advanced analytics, enterprise intelligence, operational insights, and voice of the customer (“VOC”) solutions.
•Enterprise Technology. Utilizing our deep knowledge of our clients’ businesses, industries, and enterprise technology, we partner with our clients to evaluate, adopt, and enhance their use of technology. Our game-changers: advise clients on their technology strategy and roadmap; develop personalized customer journey experiences; design, build, and run enterprise-wide applications, such as self-service AI bots; accelerate development cycles with quality assurance and testing services; and reinforce cybersecurity through managed security services.
Our Market Opportunity
Our clients must transform and continually evolve their systems in response to increased competition and to meet the demands of consumers and employees. To meet these growing demands, our clients are looking to large solutions and technology providers, such as Concentrix, to automate their systems and provide professional support to address complexities beyond the scope of automation. We are a leader in next-generation CX technology and a trusted partner to leading global brands, driven by a focus on innovation, which we believe will increase our total addressable market as we grow across new and existing markets.
We offer a unique combination of technology and services and deliver our solutions globally at scale. Our suite of integrated solutions include: digital transformation services that design and engineer CX solutions to enable efficient customer self-service and build customer loyalty; customer engagement solutions and services that address the entirety of the customer lifecycle; AI technology that can intelligently act on customer intent to improve customer experience with non-human engagement; self-service GenAI assistants that can be customized to fit a myriad of use cases from data analysis to language translations to internal chatbots; VOC solutions to gather and analyze customer feedback to foster loyalty to, and growth with, clients; analytics and consulting solutions that synthesize data and provide professional insight to improve clients’ customer experience strategies; specialized support to specific industry verticals, including collections, know-your-customer, and financial crime and compliance; and back-office services that support clients in non-customer facing areas.
Industry Trends
•Technological Innovation. Emerging technology is driving change within our industry and shaping the demands of our clients. Advancements in areas such as digital services, GenAI, and machine learning

(“ML”) are further changing our markets and our clients’ markets while opening new avenues for growth and opportunities for us to better serve our clients. These technologies provide clients the opportunity to interact more effectively with their customers and employees and improve experiences by automating processes, optimizing customer journeys to reach faster solutions, enabling personalized engagement across multiple platforms, and focusing human engagement on the most complex interactions.
•Importance of Customer Experience. We believe customer experience is a strategic imperative for enterprises today. Data, analytics, and digital solutions have reshaped the ways enterprises interact with their customers and internal stakeholders. As a result, enterprises are modernizing how they manage the customer experience across all channels of communication. The market has evolved from customer relationship management solutions that act as a cost cutting measure toward end-to-end management solutions that create value throughout the entire customer lifecycle at an appropriate cost.
•Empowered Consumers and Users. Modern consumers are discerning and have come to expect a high level of care and responsiveness from their service providers. Old paradigms have shifted as increasingly competitive markets, easily accessible crowd-sourced information, and self-service GenAI solutions have empowered consumers to unprecedented levels. As consumers demand more and have an increasing number of alternatives, companies must differentiate on how they manage their customer relationships. This shift is driving the market toward consumer-centric solutions that reduce customer churn and promote brand loyalty.
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
•Evolving Role of People. The skill set required of customer-facing employees is shifting as enterprises continue to place increased importance on CX and automation of lower complexity contacts continues. Contacts in the voice and chat channels are increasingly complex and driving a trend of longer customer engagements, requiring individuals to have a more robust skill set. However, the transition of lower complexity support to online and self-support options, driven by heavy automation and the increased use of new technologies, reduces volumes in the voice channel. Despite growth in digital channels, we expect the human element will continue to be important in our industry, as focus shifts from routine service to “last-mile” support requiring human-touch to deliver a stronger customer experience. In our view, attracting and retaining skilled talent that can adapt to the evolving focus of customer engagements requires a diverse and inclusive workplace that supports staff wellness.
•Enterprise Preferences Driving Vendor Consolidation. Enterprises have become increasingly global. As their scope of business increases, enterprises require partners that can serve their needs by rapidly deploying solutions and new technology consistently across multiple geographies and channels. Enterprises therefore prefer vendors with scale and end-to-end capabilities and a deep knowledge of their business and industry that can be a one-stop shop and are consolidating existing relationships to vendors with scale to achieve their business objectives and pursue cost savings.
•Market Fragmentation Driving Industry Consolidation. We operate in a fragmented marketplace characterized by numerous vendors offering a variety of services across different levels of the value chain. Our competitive landscape of solutions providers includes core CX solutions, adjacent markets like consulting and design, business process services, and data and analytics, and digital IT services. Market share across this competitive landscape is highly dispersed with thousands of vendors participating in different portions of the market and no single provider or small number of providers holding a significant share of the total addressable market. As client preferences continue to evolve in line with enterprise preferences, we anticipate that the market will undergo further consolidation.

•Legacy Solutions Have Many Limitations. As executives look to successfully navigate digital transformation and manage their customers’ experience across a wider variety of channels, unsophisticated providers and solutions often fail to meet customers’ needs. Currently there is a limited set of providers with end-to-end, global offerings of scale in the marketplace. The fragmentation of the market and, for many industries, high regulatory hurdles create additional complexity as most providers are small, niche, or local players. These issues are compounded by a lack of sufficient investment in cybersecurity, creating exposure to regulatory, reputational, and operational risks. These pain points, coupled with the prevalence of providers offering legacy solutions that fail to address the demands of the modern consumer, create an opportunity for large-scale, global end-to-end solutions providers.
Our Competitive Strengths
We believe the following strengths differentiate us from our competitors and provide us with a competitive advantage:
•Market Leader with a Differentiated Brand and Value Proposition: We strive to have a compelling brand and reputation as a leading provider of solutions and technology that shape the customer experience. We have a differentiated combination of global scale, local reach, technological expertise, end-to-end solution capabilities and full lifecycle services, and we are also an industry leader in cybersecurity best practices. We are widely recognized as a leading provider of CX solutions and technology, garnering industry attention via 176 industry awards in fiscal year 2024. Third-party researchers have also taken note of our leading global practice with Everest Group Research distinguishing us as a leader for the 9th consecutive year in 2024, recognizing our GenAI platforms for improving CX and operational efficiency.
•Strong Relationships with a Growing and Diversified Client Base: We partner with more than 2,000 clients worldwide. Leading global companies, including more than 155 Fortune Global 500 brands, rely upon our solutions and technology. We serve a wide variety of clients, extending across numerous verticals. Our end-to-end capabilities and global scale have enabled us to build long-lasting relationships with our largest clients spanning more than 16 years on average. Our commitment to our clients is our primary focus and has generated numerous accolades to date, including 53 client awards in fiscal year 2024.
•Extensive Global Presence: We operate globally in 75 countries across six continents with the ability to conduct business in those locations in the languages that are relevant to our clients and their customers. We believe we are well-positioned to serve the largest global brands in nearly every market in which they operate. Our global footprint includes a strong presence in emerging markets such as India, Brazil, Egypt, Türkiye, China, South Africa, Vietnam, Indonesia and Thailand, which provides an opportunity to grow with our clients in these regions. Our ability to create value for our clients across a global delivery platform has enabled us to be a partner of choice.
•Continued Investment in Technology: We believe that our focus on innovation and our investment in technology enables us to maximize value for our clients and differentiates us from our competitors. We have provided technology-infused CX solutions for nearly two decades. We have been at the forefront of developing CX solutions and technology that improve the customer experience and will continue to strive for this in the future. We have been a leader in our industry in advancements such as conversational virtual assistants, multichannel and augmented CRM, predictive analytics, emotion analytics, cognitive learning, AI, and GenAI and enjoy a first mover advantage. In September 2024, we introduced our iX suite of technology with the release of iX Hello, a GenAI-powered platform for creating virtual assistants. By proactively introducing technological innovation to our clients, we deepen our relations and are often rewarded with opportunities to expand our engagements and secure additional sources of revenue.
Despite our focus on investing in technology, due to our size, scale, and the regular implementation of our technology-infused solutions, historically, our costs of developing, maintaining, and integrating new technologies were not material on a stand-alone basis. In fiscal year 2024, we increased our investment in technology to approximately 1% of revenue, including expenses related to the development of our new iX suite of technology, as well as pilot programs for clients related to the use of GenAI. We expect this level of investment will decrease over time.

•Corporate Culture Committed to Our Clients’ Success: Our unified team allows us to deliver consistent and exceptional results. As of November 30, 2024, our team consisted of approximately 450,000 game-changers globally. We enjoy high staff engagement because of a strong company culture that champions our people and is committed to creating game-changing brand experiences for our clients and their customers. We promote integrity and collaboration, strive for diversity and inclusion in the workplace, and emphasize the wellness and mental health of our game-changers. We believe this supportive environment reinforces the commitment of our team, empowers our game-changers to make an impact on our global community, and drives better customer experiences and improved outcomes for our clients.
•Demonstrated History of Strategic Acquisitions: We have acquired and integrated more than 20 companies since our inception. We have a demonstrated ability to complete scale acquisitions, as well as revive underutilized assets and maximize their value, which we believe allows us to explore a broader scope of opportunities than our peers. In fiscal year 2023, we completed our combination with Webhelp, which significantly expanded our geographic footprint in Europe, Latin America, and Africa, and expanded the breadth and global reach of our higher-value services and digital capabilities. In fiscal year 2022, we acquired PK, which expanded our scale in the digital IT services market and supported our growth strategy of investing in digital transformation to deliver exceptional customer experiences, and ServiceSource, which complemented our B2B digital sales and customer success solutions.
•Experienced Management Team: Our passionate and committed management team with a deep understanding of our clients’ needs and significant experience in our industry, with our senior leadership team having an average of more than 30 years of experience. Through our acquisitions we have benefited from the addition of management talent, who have contributed valuable new perspectives and insights. Under our tenured management team, we have grown our revenue from $1.1 billion in fiscal year 2014 to $9.6 billion in fiscal year 2024, while delivering strong profitability.
Our Growth Strategy
The key elements to our growth strategy are:
•Expand and Deepen Relationships with Existing Clients: We have a well-established track record of cross-selling and offering additional solutions and premium services to sustain and grow our relationships with our existing clients. We believe our global offerings and scale, efficiency, and technology generates incremental value for our clients with each process we manage, naturally driving our customers to spend more with us. Our focus on technological innovation, our deep understanding of our clients’ businesses, and our responsiveness to our clients’ needs position us for continued growth with our clients beyond traditional CX support.
•Relentlessly Innovate and Develop Technology Services and Solutions: We have developed innovative solutions for our clients, and we are focused on investing in technology. Investment in technology and digital transformation can enable more effective engagement with customers and improve the customer and user experience through increased automation, optimize customer journeys to reach faster solutions, enable personalized engagement across multiple platforms, and focus human engagement on the most complex interactions. For these reasons, we believe investments in disruptive technologies, applications, and services, including GenAI, will continue to be instrumental in driving better value for our clients and, over time, result in increased profitability.
•Further Expand into Adjacent Markets: Our marketplace continues to expand, and we see significant opportunity for growth across adjacent markets. We believe we are a unique global provider of technology and services that can power our clients’ brand experiences and digital operations at scale. We expect to continue to provide our clients with a fully integrated offering that includes strategy and design, data and analytics, and enterprise technology. We have strengthened our presence in adjacent markets through recent acquisitions, including PK in fiscal year 2022 and Webhelp in fiscal year 2023, and through significant investments across emerging technologies, including the launch of our iX suite of AI and GenAI products in 2024. As our industry evolves, we will continue to invest in new technologies and faster growing markets to further sustain long-term growth.

•Selectively Pursue Strategic Acquisitions: We have made targeted acquisitions to increase our technology expertise, enter new verticals and geographies, and increase our scale, including our acquisitions of the IBM Customer Care Business, Convergys Corporation, PK, ServiceSource, and Webhelp. Our market remains highly fragmented and we believe that our acquisition strategy enhances and augments our growth avenues. We intend to continue to evaluate and pursue complementary, value enhancing acquisitions.
•Invest in Emerging Markets: We have invested in delivery operations in emerging, high-growth markets such as India, Brazil, Egypt Türkiye, China, South Africa, Vietnam, Indonesia, and Thailand. We expect to continue to strategically invest in similar markets to be well-positioned to grow with our clients in the regions and countries where they are growing and cost-effectively serve global brands in multiple time zones.
Our Clients
In fiscal year 2024, we served more than 2,000 clients across various verticals and geographies. Our strategic verticals include: technology and consumer electronics; retail, travel and e-commerce; banking; financial services and insurance; healthcare; communications and media; and other. We focus on developing long-term, strategic relationships with clients in verticals with certain characteristics, such as high growth, high transaction volume, high levels of compliance and security, and steep barriers to entry.
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
We have designated client partners or global relationship managers for each of our strategic relationships. The relationship manager is supported by process improvement, quality, transition, finance, human resources, information technology, and industry or subject matter expert teams to ensure we are offering our best possible solution to clients.
We strive to foster relationships between our senior leadership team and our clients’ senior management. These “C-level” relationships ensure that both parties are focused on establishing priorities, aligning objectives, and driving client value from the top down. High-level executive relationships have been particularly constructive as a means of increasing business from our existing clients. It also provides us with a forum for addressing client concerns. We constantly measure our client satisfaction levels to ensure that we maintain high service levels for each client.
Our Operations
We have global delivery capabilities that allow us to scale our operations with people, technology, and other resources from around the world, including language fluency, proximity to clients, and time-zone advantages. A critical component of this capability is our approximately 485 locations in 75 countries across six continents. Our service delivery centers improve the efficiency of our engagement teams through the reuse of processes, solution designs, and infrastructure by leveraging the experience of delivery center professionals. Services are provided from these global locations to customers worldwide in multiple languages. These services are supported by proprietary and third-party technologies to enable efficient and secure contacts through various channels including voice, chat, web, email, social media and other digital platforms, including automated bots, RPA, AI and GenAI.
Our delivery and data centers are subject to annual certifications and attestation audits that include Payment Card Industry Data Security Standard (PCI DSS) version 4.0.1, ISO 27001:2022, ISO 22301:2019, and SOC 2 Type II. Our risk-based independent assurance requirements, as well as client requirements, help define the scope of these certification and attestation audits. Twenty-eight of our delivery centers around the world are certified to the COPC (Customer Operation Performance Center) Outsource Service Provider standard. For our healthcare clients, we have achieved HITRUST Common Security Framework (CSF) 11.2.0 certification. We also maintain a Level 3 CMMI version 1.3 certification for services and development for our major technology development centers globally. For IT service management (ITIL standard), we have more than 100 delivery centers that are ISO/IEC 20000-1:2018 certified.

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
We also have the capability to provide services for our clients through our utilization of remote staff. We support secure remote work environments through digital tools and technology that authenticate the remote advisor, restrict unauthorized personnel and devices, and alert of attempts to circumvent control. More than 20% of our global team currently works remotely.
The capacity of our data center and service delivery center operations, our nimble approach to remote staff, and the scalability of our customer management solutions enable us to meet the dynamic and challenging needs of large-scale and rapidly growing companies. By leveraging our scale and efficiencies across our common system platforms, we can provide rapid client-specific enhancements and modifications at competitive costs, which positions us as a value-added provider of technology and services.
International Operations
In fiscal year 2024, approximately 88% of our revenue was generated by our non-U.S. operations. A key element in our business strategy has been to locate our service delivery centers in markets that are strategic to our client requirements and cost beneficial. We have operations in 75 countries across six continents, with a significant presence in the Philippines and India.
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
Seasonality
Our revenue and margins fluctuate with the underlying trends in our clients’ businesses. As a result, our revenue and margins are typically the highest in our fourth fiscal quarter. However, our results in a particular year may vary based on client transaction volume and macroeconomic factors.
Information Technology
We invest in information technology systems, infrastructure, automation and security to enhance workforce management and enhance productivity. Our delivery centers employ a broad range of technology, including advanced network and computing platforms, digital switching, intelligent call routing and tracking, proprietary workforce management systems, case management tools, computer telephony integration, interactive voice response and advanced speech recognition, with multiple layers of embedded security. Our innovative use of technology, including automation, GenAI, and AI, enables us to improve our voice, chat, web and e-mail handling and personnel scheduling, thereby increasing our efficiency and enhancing the quality of the services we deliver to our clients and their customers. We are able to dynamically scale to respond to changes in our clients’ business volumes. Additionally, we use technology to analyze information and trends from our clients’ customer interactions to support quality of service and improve the customer journey and experience. See Item 1C. Cybersecurity for a discussion of our cybersecurity program.
Competition
Our major competitors include core CX solutions competitors, including Foundever Group, TaskUs Inc., Teleperformance S.A., TELUS International, and TTEC Holdings, Inc., other CX solutions competitors that primarily provide complementary services such as consulting and design, IT services, business process services, and data and analytics, including Accenture plc, Capgemini SE, Cognizant Technology Solutions Corporation, ExlService Holdings, Inc., Genpact Limited, HCL Technologies Limited, Infosys Limited, Tata Consultancy

Services, and WNS (Holdings) Limited, and digital IT services competitors, including Endava UK Ltd., EPAM Systems, Inc., Globant S.A., and Thoughtworks Holding, Inc.
In the future, we may face greater competition due to the consolidation of solutions providers. Consolidation activity may result in competitors with greater scale, a broader footprint, or more attractive pricing than ours. In addition, a client or potential client may choose not to outsource its business, by setting up captive outsourcing operations or performing formerly outsourced services for themselves, or may switch CX solutions providers.
Human Capital Resources
We are committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent. Through ongoing staff development, comprehensive compensation and benefits, and a focus on health, safety and staff wellbeing, we strive to help our team in all aspects of their lives so they can do their best work.
As of November 30, 2024, we had approximately 450,000 full-time game-changers, of which approximately 90,000 were based in the Americas, approximately 235,000 were based in Asia-Pacific, and approximately 125,000 were based in EMEA. Except for a small portion of our team in certain countries, generally required by local regulations or brought in through acquisitions, our staff are not represented by labor unions, nor are they covered by collective bargaining agreements.
Diversity, Equity, Inclusion and Belonging
A diverse team, including across backgrounds, genders and gender identities, ethnicities, sexual orientations, and lived experiences, is critical to our success and contributes to a work environment that promotes innovation in our pursuit of game-changing experiences for our clients. We strive to create an inclusive workplace where people can bring their authentic selves to work. Our game-changers are encouraged to leverage their personal strengths and experiences to continually innovate and contribute to the development of new ideas and process improvements that drive better customer experiences and improved outcomes for our clients. Our commitment to these principles is set out in our Human Rights Policy, our Diversity, Equity, Inclusion and Belonging Policy, and our Code of Ethical Business Conduct, which require all of our game-changers to adhere to our dedication to an inclusive work environment that fosters respect for all of our team members.
Our commitment to diversity and inclusion starts with our highly skilled and diverse board of directors and senior leadership team. Half of the members of our board of directors and more than 40% of our senior leadership team are women, and 20% of our board members are ethnic minorities. Our team also supports nine staff resource groups, including LGBTQ+, persons with disabilities, women, women in tech, military veterans, and black professionals, to promote a diverse and inclusive workplace. Our Chief Executive Officer, Chris Caldwell, has been named one of the best CEOs for Women and one of the best CEOs for Diversity multiple times by Comparably, a workplace culture and compensation website, and in 2024, Comparably recognized Concentrix management as one of the top leadership teams.
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

Game-Changer Engagement
We pride ourselves on championing our people. Our company culture emphasizes the satisfaction and well-being of our game-changers and a diverse, engaged team. We regularly solicit the opinion and views of our game-changers through a staff satisfaction survey, the results of which inform key initiatives to support engagement and foster retention. The global participation rate for our most recent staff satisfaction survey in 2024 was approximately 84.0%, and our overall positive engagement rating (game-changers that gave a satisfaction score of 4 or 5) was approximately 79.4%. In 2024, we were honored with the number one spot on the Inspiring Workplaces Group’s Global Top 100 Inspiring Workplaces, which recognizes the most forward-thinking and people-first organizations in the world.
Training and Development
Human capital development underpins our efforts to execute our strategy and continue to deliver exceptional services globally. We invest in staff career growth and provide game-changers with a wide range of development opportunities, including face-to-face, virtual, social and self-directed learning, mentoring, coaching, and external development. Front-line staff receive continual feedback and reinforcement from supervisors who provide coaching, often in real time, so that staff can more readily apply their training to assist our clients and their customers. In addition, our game-changers have access to more than 43,000 online courses and 1,080 learning paths through Concentrix University, our virtual learning platform, to develop skills specific to their current roles and promote ongoing career growth.
Health, Safety and Wellness
The physical health, financial stability, life balance, and mental health of our team is vital to our success. We sponsor a wellness program designed to enhance physical, financial, and mental well-being for all of our game-changers. Throughout the year, we encourage healthy behaviors through regular communications, educational sessions, voluntary progress tracking, wellness challenges, and other incentives. We also provide access to Modern Health, a mental health and wellness benefit that offers one-on-one coaching, therapy, live and on-demand group sessions, meditations and programs, and other resources to our game-changers and their dependents. We take an integrated approach to helping our staff manage their work and personal responsibilities, with a strong focus on mental health.
Sustainability
We have a responsibility to improve the lives of our people and the health of our planet. Since we became a public company, we have maintained an Environmental, Social and Governance (“ESG”) program with direction and oversight from our board of directors. Following our combination with Webhelp, our updated ESG program seeks to use our global reach and the strength of our team of approximately 450,000 game-changers to create significant and sustainable improvements in five impact areas:
•Our Planet: We are contributing toward a more sustainable planet by reducing our impact and by protecting and restoring the planet as we progress toward our goal of becoming net zero by 2050;
•Our Game-changers: We elevate our game-changers’ experience by developing an inclusive and supportive workplace that prioritizes people’s wellbeing, personal growth, diversity, equity, inclusion and belonging;
•Building Trust: We build and foster trust by acting with integrity in everything we do. Always.
•Innovation and Tech: We promote innovation and tech for good and drive positive change through creative solutions that address societal and environmental challenges; and
•Our Communities: We empower and give back to our communities by strengthening and building resilient communities everywhere we operate, and by supporting the causes our game-changers are most passionate about.
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
Our operating results have fluctuated and will fluctuate in the future as a result of many factors, including:
•global macroeconomic conditions, including: economic slowdowns or recessions, consumer demand, interest rate and currency rate fluctuations, inflation and supply chain disruptions; public health crises, political or social unrest, and military conflicts, including the conflicts in Ukraine and Gaza, and their impact on the global economy; international trade negotiations, such as between the U.S. and China and between China and India; U.S. federal government budget disruptions; and market volatility, including as a result of political leadership in certain countries;
•the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve and the market acceptance and performance of their products and services;
•the demand for the end-to-end solutions, technology, and services we provide, as well as other competitive conditions in our industry; and
•the impact of the business acquisitions and dispositions we make, as well as consolidation of our competitors or clients.
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
Our business is heavily dependent upon information technology networks and systems. Internal or external attacks on our networks and systems or those of our clients or vendors, including through phishing, password attacks, and ransomware, other malware, or the increased use of emerging AI technologies, could significantly disrupt our operations and impede our ability to provide critical solutions and services to our clients and their customers, subjecting us to liability under our contracts and damaging our reputation. Cybercriminals, including those supported by nation states, political activists, and organized crime, are well organized and increasingly sophisticated, and we expect they will continue to seek out and attempt to exploit vulnerabilities in our and our clients’ networks and systems.

We represent our clients in certain critical operations of their business processes such as sales, marketing, and customer support and manage large volumes of customer information and confidential data. As a result, our business involves the use, storage, and transmission of information about not only our staff, but also our clients and the customers of our clients. While we take measures to protect the security of, and prevent unauthorized access to, our networks and systems and personal and proprietary information, the security controls for our networks and systems, as well as other security practices we follow, may not prevent improper access to, or disclosure of, personally identifiable or proprietary information. If we fail to adhere to or successfully implement effective internal controls and other processes, technology, and training to protect our networks and systems and the information that we store, our clients experience disruptions in their systems or operations, or the confidentiality of data is compromised by a malicious actor, our client relationships may suffer, and we may face negative publicity, significant remediation costs, and possible legal or regulatory action.
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
We depend on our staff and contractors to deliver our services to our clients and adhere to the controls and processes we and our clients have established. Although we believe our controls are effective and we require all staff to be trained in their responsibilities under our Code of Ethical Business Conduct, with a team of approximately 450,000, we cannot prevent all misconduct. When any of our staff or contractors negligently disregards or intentionally breaches our or our client’s established controls or processes, whether acting alone or in collusion with other internal or external parties, we could be subject to monetary damages, fines, or criminal prosecution. Unauthorized disclosure of sensitive or confidential information of our clients or our clients’ customers or financial loss by our clients or our clients’ customers as a result of our staff’s negligence, fraud, misappropriation, or unauthorized access to or through our information systems or those we develop for clients could result in negative publicity, loss of clients, legal liability, and damage to our reputation, business, results of operations, and financial condition.
Uncertainty around, and disruption from, new and emerging technologies, including the increased adoption and utilization of GenAI, may result in risks and challenges that could impact our business.
We have and will continue to utilize new and emerging technologies, including AI and GenAI, in our solutions and services. As with many innovations, AI and GenAI present risks and challenges that could significantly disrupt our business model. As these technologies evolve, some lower complexity services currently performed by our game-changers may be replaced by tools deployed by clients. If we do not execute on our technology strategy effectively, including with respect to AI and GenAI, this could result in loss of revenue and reduced margins.
Our success depends, in part, on our ability to continue to acquire, develop, and implement solutions that meet the evolving needs of our clients. The rapid evolution of AI and GenAI technologies requires us to expend resources to develop, test, and implement solutions that utilize AI and GenAI effectively, which has and may continue to lead us to incur significant expense to maintain a competitive advantage within the industry. We will also be required to attract, motivate, and retain top professionals with the skills necessary to execute our strategy relating to AI, GenAI and other emerging technologies. If we do not employ new technologies, including AI and GenAI, as quickly or efficiently as our competitors, if our competitors develop more cost-effective or client-preferred technologies, it could have a material adverse effect on our ability to win and retain business from clients, which would adversely affect our business.
As we expand our services, products, and solutions into new areas, we may be exposed to operational, legal, regulatory, ethical, technological and other risks specific to such new areas, which may negatively affect our reputation and demand for our services and solutions. The regulatory landscape surrounding AI and GenAI technologies is evolving, and the ways in which these technologies will be regulated by governmental authorities, self-regulatory institutions, or other regulatory authorities remains uncertain and may be inconsistent from jurisdiction to jurisdiction. Several jurisdictions in which we operate are considering or have proposed or enacted legislation and policies regulating AI and non-personal data, such as the European Union’s AI Act and the U.S.’s

Executive Order on AI. Such regulations may result in significant operational costs to modify, maintain, or align our business practices, or constrain our ability to develop, deploy, or maintain these technologies.
Our industry is subject to intense competition and dynamic changes in business model, which in turn could cause our operations to suffer.
The CX solutions industry and other adjacent markets we operate in are highly competitive, highly fragmented, and subject to rapid change. We believe that the principal competitive factors in the markets in which we operate are breadth and depth of process and domain expertise, service quality, ability to tailor specific solutions to the needs of clients and their customers, the ability to attract, train, and retain qualified staff, cybersecurity infrastructure, compliance rigor, global delivery capabilities, pricing, and marketing and sales capabilities. We compete for business with a variety of companies, including in-house operations of existing and potential clients. If our clients place more focus in this area or utilize new or emerging technologies to internalize these operations, the size of the available market for third-party service providers like us could reduce significantly. Similarly, if competitors offer their services at lower prices to gain market share or provide services that gain greater market acceptance than the services we offer or develop, the demand for our services may decrease. Specialized providers or new entrants can enter markets by developing new products, systems, or services that could impact our business. The opportunity for new entrants in our industry may expand as digital engagement and offerings increase in importance. New competitors, new strategies by existing competitors or clients, and consolidation among clients or competitors could result in significant market share gain by our competitors, which could have an adverse effect on our revenue.
Some emerging technologies, including AI, GenAI, RPA, ML, VOC, IVR, and IoT, may cause an adverse shift in the way certain of our existing business operations are conducted, including by replacing or supplementing human contacts with automated or self-service options, or by decreasing the size of the available market. We may be unsuccessful at anticipating or responding to new developments on a timely and cost-effective basis, and our use of technology may differ from accepted practices in the marketplace. Certain of our solutions may require lengthy and complex implementations that can be subject to changing client preferences and continuing changes in technology, which can increase costs or adversely affect our business.
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
Outbreaks of communicable diseases, including variants of COVID-19, may negatively affect our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame. The extent of such future impact is unknown and would depend on many factors, all of which are uncertain and cannot be predicted.
We also have substantial operations in countries, most notably the Philippines, India, Brazil, Egypt, Türkiye, and Colombia that have experienced severe natural events, such as typhoons, mudslides, droughts, wildfires, earthquakes, and floods, in the recent past. Any natural disaster or extreme weather event in a region where we have operations could severely disrupt the lives of our game-changers and lead to service interruptions, increase our operating costs, or reduce the quality level of services that we are able to provide. Weather patterns are becoming more volatile, and extreme weather events may become more frequent or widespread as a result of the effects of climate change. Our business continuity, crisis management, and disaster recovery plans and our business interruption insurance may not provide sufficient recovery to compensate for losses that we may incur.
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
Our operations are based on a global delivery model with client services provided from delivery centers in 75 countries, with a significant concentration of our workforce located in the Philippines, India, Brazil, Egypt, Türkiye, Colombia, Malaysia, Morocco, China, and the United Kingdom. A significant geo-political event in any of the countries in which we operate could disrupt our operations and expose us to risk. Operating globally subjects us to risks in the countries in which we do business, which may include political and economic instability, armed conflicts, domestic or foreign terrorism, foreign currency volatility, the time and expense required to comply with different laws and regulations, challenges with hiring and retaining adequate staff, inflation, longer payment cycles or difficulties in collecting accounts receivable, and seasonal reductions in business activity.
Socio-economic situations that are specific to the Philippines, India, Brazil, Egypt, Türkiye, Colombia, Malaysia, Morocco, China, and the United Kingdom can severely disrupt our operations and impact our ability to fulfill our contractual obligations to our clients. If these countries experience natural disasters, extreme weather events or political unrest, our staff’s ability to work may be disrupted, our IT and communication infrastructure may be at risk and the client processes that we manage may be adversely affected. We may also continue to expand our operations internationally to respond to competitive pressure and client and market requirements, which could increase these risks. If we are unable to manage the risks associated with our international operations and expanding such operations, our business could be adversely affected, and our revenue and earnings could decrease.
The inability to successfully execute on our strategy and deliver value for our clients could harm our client relationships and reputation, which in turn could adversely affect our revenue and our results of operations.
Our strategy focuses on being a leading global technology and services provider that powers our clients’ brand experiences and digital operations. Our success depends, in part, on our ability to continue to acquire, develop, and implement products, services, and solutions that anticipate and respond to rapid and continuing changes in technology and offerings to serve the evolving needs of our clients and their customers. We continue to invest in technology and in our digital capabilities to pursue this strategy. If we are unable to successfully deliver to our clients the differentiated combination of solutions, products, and services that we believe we offer, or our solutions do not achieve the desired outcomes, our client relationships and reputation may suffer, which could result in a loss of business with existing clients and hinder our ability to engage new clients. We may also incur significant expenses in an effort to keep pace with clients’ preferences for technology or to gain a competitive advantage through technological expertise or new technologies. If we cannot offer new technologies as quickly or efficiently as our competitors, our competitors develop more cost-effective or client-preferred technologies, or market acceptance and adoption of our technologies is less than anticipated, it could have a material adverse effect on our ability to obtain and complete client engagements, which could adversely affect our business.
We are subject to uncertainties and rapid variability in demand by our clients, and our client contracts include provisions such as termination for convenience, which could cause fluctuations in our revenue and adversely affect our operating results.
Our revenue depends, in large part, on the volumes, geographic locations, and types of services demanded. The demand for our services can be affected by events outside of our control, including consolidation among our clients, changing marketplace trends, financial challenges faced by our clients, and fluctuations in the use of our clients’ products and services. Our solutions can also be provided in different geographies and through different service channels. While we have the capability to provide multi-channel services in countries across the globe, changes in the types of services utilized and the geographic locations where the services are provided can impact our revenue and profitability. There can be no assurance that the current demand for our services will continue or grow, that organizations will not elect to perform such services in-house, or that clients will not elect to move services to lower-cost or lower-margin geographies or customer contact channels.
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
Our five largest clients collectively represented approximately 18% of our revenue in fiscal year 2024. This client concentration increases the risk of quarterly fluctuations in our operating results, depending on the seasonal pattern of our top clients’ businesses. In addition, our top clients could make greater demands on us with regard to pricing and contractual terms in general.
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
We often carry significant accounts receivable balances from a limited number of clients that generate a large portion of our revenue. For example, approximately 21% of our accounts receivable balance as of November 30, 2024 was attributable to five clients. A client may become unable or unwilling to timely pay its balance due to a general economic slowdown, economic weakness in its industry, or the financial insolvency of its business. While we closely monitor our accounts receivable balances, a client’s financial inability or unwillingness, for any reason, to pay a large accounts receivable balance or many clients’ inability or unwillingness to pay accounts receivable balances that are large in the aggregate would adversely impact our income and cash flow.
Our operations, reputation, and results of operations may be damaged through the actions, inactions, or vulnerabilities of third parties.
We depend on a variety of third parties to enable us to deliver services to our clients, including communications services providers, information technology systems and network providers, electric and other utility providers, transportation providers, and recruiting firms. Although we believe we have a rigorous procurement process to evaluate our vendors and service providers, we depend on these third parties to maintain the confidentiality, availability, and integrity of the products and services they provide. These third parties can damage our reputation or cause financial loss through cybersecurity or data privacy breaches, inadequate information technology infrastructure, insufficient or defective updates to software, non-conformance to servicing standards, or financial distress that disrupts business operations.
Moreover, with a significant reliance on remote staff, we depend on the communications and other service providers necessary for our staff to perform their work from our facilities and their homes. Power or communications failures could interrupt the operations of our facilities or the ability of our staff to work remotely.

Natural disasters, severe weather events, or labor disputes that disrupt transportation services could limit the ability of our staff to reach our facilities or increase the cost of transportation services that we procure for our staff in certain countries. Any prolonged disruption in the operations of our facilities or the ability of our remote staff to deliver services to our clients and their customers, whether due to technical difficulties, power failures, threats to homes or health, or any other reason, could cause service interruptions or reduce the quality level of services that we provide and harm our operating results.
Our business is subject to many regulatory requirements, and changes in current regulations or their interpretation and enforcement, or the adoption of new regulations, could significantly increase our cost of doing business.
Our business is subject to many laws and regulatory requirements in the United States and the other countries and jurisdictions in which we operate, covering matters that include but are not limited to: data privacy; labor matters, including immigration and equal employment opportunity (“EEO”) compliance; the Foreign Corrupt Practices Act and other anti-corruption and anti-money laundering laws; taxation; securities and insider trading; healthcare, including HIPAA compliance; banking; outsourcing; consumer protection, including the method and timing of placing outbound telephone calls and the recording or monitoring of telephone calls; collections activities; insurance claims administration; gaming licensing; money transmission; internal and disclosure control obligations; governmental affairs; and trade restrictions, sanctions and tariffs.
Many of these regulations, including those related to data privacy, climate-related disclosures, labor matters, and anti-corruption, change frequently and may conflict among the various jurisdictions and countries in which we provide services. The pace of regulatory change in these areas has accelerated in recent years. The GDPR and Corporate Sustainability Reporting Directive (“CSRD”) in Europe, the SEC’s recently adopted climate disclosure and cybersecurity disclosure rules, the Data Privacy Act in the Philippines, the Digital Personal Data Protection Act in India, the California Consumer Privacy Act, the California Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act, and other similar laws have resulted, and will continue to result, in increased compliance costs, and the failure to comply with these laws can result in significant monetary penalties. For example, fines of up to 4% of an entity’s annual global revenue can be imposed for violations of the GDPR. We expect that the regulatory burden associated with compliance with privacy laws will continue to expand as more jurisdictions adopt privacy laws with different requirements, and as laws governing the use of GenAI are adopted by more jurisdictions.
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
The services we provide to our clients depend on the persistent availability and uncompromised security of our communications, technology, and information technology systems. Our business uses a wide variety of technologies to allow us to manage large volumes of data and perform services with staff located around the globe. We deploy leading edge digital transformation capabilities such as GenAI self-service applications, AI-based automation bots, omnichannel services, and internally-developed and third-party software solutions to enhance customer and staff experience across various technology environments and platforms. We operate an extensive internal voice and data network that links our global sites together in a multi-hub model that enables the rerouting of voice and data across the network, and we rely on multiple public communication channels and telephone, internet, and data services provided by various third parties for connectivity to our clients. Maintenance of, and investment in, this technology is critical to keeping our team productive and the success of our service delivery model.
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
The success of our operations and the quality of our services are also highly dependent on our ability to attract and retain skilled personnel in all of our global delivery centers. We face competition in hiring, retaining, developing, and motivating talented and skilled leaders and staff with domain experience, and we have, at times, struggled to hire sufficient technical talent to meet the demand for our services. GenAI and other technological advancements may further impact our ability to attract and retain sufficient personnel with the required new capabilities and skill sets. Our industry is also characterized by high staff attrition rates. Any increase in our staff turnover rate could increase recruiting and training costs, decrease operating effectiveness and productivity, and potentially impact our relationship with our key clients and other employees. Potential labor organizing and works council negotiations in certain of the countries in which we do business could also contribute to rising costs or otherwise disrupt our business.
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
We have historically pursued, and in the future expect to pursue, acquisitions of, or investments in, businesses, technologies, and assets in new or existing markets, either within or outside the CX solutions industry, that complement or expand our existing business. For example, in September 2023, we completed our combination with Webhelp, a leading provider of CX solutions, for aggregate consideration of approximately $3.8 billion, consisting of cash, stock, and a note payable to sellers. We incurred significant transaction costs related to our combination with Webhelp and will continue to incur significant integration-related fees and costs related to our ongoing integration, including facilities and systems consolidation costs and staff-related costs.
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
•other financial risks, including unknown liabilities or inconsistent accounting practices of the businesses we acquire or the impairment of goodwill or intangible assets we record in connection with acquisitions; and
•our due diligence fails to identify significant issues with the acquired company’s service quality, financial disclosures, legal liabilities, accounting practices, internal control deficiencies, or other material issues.
We may incur additional costs and certain redundant expenses in connection with our acquisitions and investments, which may have an adverse impact on our operating margins. Future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large asset write-offs, a decrease in future profitability, or future losses. For example, we have recorded substantial goodwill and amortizable intangible assets as a result of our past acquisitions, and in the future we could be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or intangible assets was determined, negatively impacting our results of operations. The incurrence of debt in connection with any future acquisitions could restrict our ability to obtain working capital or other financing necessary to operate our business. Our recent and future acquisitions or investments, including our combination with Webhelp, may not be successful, and if we fail to realize the anticipated benefits of these acquisitions or investments, our business and operating results could be harmed.
We may fail to realize the anticipated benefits of our combination with Webhelp within the anticipated time frame, or at all, which could adversely affect the value of our common stock.
On September 25, 2023, we completed our acquisition of all of the issued and outstanding capital stock of Marnix Lux SA, a public limited liability company (société anonyme) incorporated under the laws of the Grand Duchy of Luxembourg (“Webhelp Parent”) and the parent company of Webhelp, from the holders thereof (the “Webhelp Combination”). The continued success of the Webhelp Combination will depend, in part, on our ability to realize the anticipated benefits from combining the businesses of Concentrix and Webhelp. Our ability to realize these anticipated benefits is subject to certain risks including:

•whether the combined business performs as expected, including with respect to growth, profitability, cash flow, and synergies;
•our ability to successfully complete the integration of the two organizations;
•our ability to identify and realize estimated cost savings and synergies from the combination;
•the need to dedicate a greater amount of cash flow from operations to make payments on our indebtedness incurred to finance the acquisition; and
•the assumption of known and unknown liabilities of Webhelp.
If we are not able to successfully combine the businesses of Concentrix and Webhelp within the anticipated time frame, the benefits of the Webhelp Combination may not be realized fully or may take longer to realize than expected, the combined business may not perform as expected, including with respect to growth, profitability, cash flow, and synergies, client relationships may be disrupted, our cash flows may not be sufficient to repay our outstanding indebtedness as it becomes due or within the anticipated time frame, and the value of our common stock may be adversely affected.
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
In the United States, proposed tax law changes could subject us to higher than anticipated tax liabilities, including by increasing the statutory corporate tax rate, imposing a minimum tax on global income, reducing the deduction for global intangible low-taxed income (“GILTI”), eliminating the qualified business asset investment exemption, limiting the deductibility of interest expense, repealing the deduction for foreign-derived intangible income or imposing a surcharge on corporations that employ staff in non-U.S. countries to deliver services to the United States. Any one or more of these changes, if adopted, could have a material adverse effect on our effective tax rate and our results of operations. Outside of the United States, tax law changes could subject us to a global minimum tax on profits, which could result in double taxation and increased tax audit risk due to uncertainty in application.
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
We operate in 75 countries, and volatility in the value of the currencies used in these countries increases the uncertainty in our revenue and profitability forecasts. While a significant amount of our contracts are priced in U.S. dollars, we recognize a substantial amount of revenue under contracts that are denominated in euros, British pounds, Japanese yen, and Brazilian real, among other currencies. A significant increase in the value of the U.S. dollar relative to these currencies may have a material adverse impact on the value of our revenue when translated to U.S. dollars.
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
We have developed proprietary information technology systems, mobile applications, and cloud-based technology and acquired technologies that play an important role in our business. If any claim alleging infringement of intellectual property rights is successful against us and if indemnification is not available or sufficient, we may be required to pay substantial damages to third parties and indemnify our clients for losses arising out of the infringement. In order to continue delivering services to our clients, we may also need to seek and obtain a license of a third party’s intellectual property rights. We may be unable to obtain such a license on commercially reasonable terms, if at all, which could disrupt our business and adversely affect our results of operations.
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
As of January 17, 2025, affiliates of Groupe Bruxelles Lambert (“GBL”) owned approximately 13.6% of our common stock. In connection with the Webhelp Combination, on March 29, 2023, we entered into an Investor Rights Agreement with certain stockholders of Webhelp Parent, which, among other things, provides that GBL has the right to nominate a certain number of directors, up to a maximum of two, depending on the percentage of the outstanding shares of Concentrix common stock held by GBL, our director, Oliver Duha, and certain of their respective affiliates.

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
In connection with the Webhelp Combination, the Company issued and sold $2.15 billion aggregate principal amount of senior notes and entered into an amendment and restatement of our senior credit facility that provided for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of approximately $1.04 billion and a senior unsecured term loan facility in an aggregate principal amount not to exceed approximately $2.14 billion. As of November 30, 2024, we had approximately $4.77 billion of indebtedness prior to debt issuance costs, and we may further increase our indebtedness in the future. Our level of indebtedness could have adverse consequences for us and our stockholders, including:
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
Since our common stock started trading on Nasdaq under the symbol “CNXC” on December 1, 2020 through our fiscal year ending November 30, 2024, our stock price has ranged from a high of $208.48 to a low of $36.28 per share. The market price of our common stock has, and may continue to, fluctuate significantly due to a number of factors, some of which may be beyond our control, including:
•our financial results;
•developments generally affecting the CX solutions industry;
•the performance of our business and of similar companies;
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
Securities class-action litigation may get instituted against companies following periods of volatility in their stock price. Such litigation can result in substantial costs in defense and management’s attention and resources, which could adversely affect our business, financial condition, and results of operations and prospects.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
As a global technology and services leader, our business is heavily dependent upon information technology networks and systems. Protecting our systems, data, and information, as well as the information and data of our game-changers, clients, and partners, is a key priority.
We have established and maintain a corporate-wide information security management system and an integrated risk management framework with practices that are derived from industry standards, including ISO 31000, ISO 27001, HITRUST, PCI DSS, and the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, and data privacy regulations, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the General Data Protection Regulation (“GDPR”). The data security controls from these standards and regulations are evaluated as a component of our risk management framework, based on the needs of our business and our clients, the nature of our industry, and applicable regulations.
Risk Management and Strategy
We have implemented and maintain an Information Security Management System (“ISMS”) that covers information security, data protection, cybersecurity, application security, and other areas as necessary. As a part of our ISMS, we evaluate our security risk strategy on an ongoing basis to facilitate our response to the changing cybersecurity threat landscape and build a culture of security within Concentrix, we allocate and evaluate available resources, including technology, infrastructure, and personnel, to support information security initiatives, we regularly identify security risks and prepare and continuously update mitigation and response plans, including with respect to risks related to the use of our third party service providers, we report, investigate, and respond to suspected or confirmed information security risks, and we maintain a business continuity management process to counter potential interruptions to business activities and a data privacy program to protect personal and sensitive information. We regularly evaluate the ISMS for compliance with applicable regulatory, legislative, and contractual requirements, as well as recent trends and developments in security.
Our management team gathers information to support our efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents from various sources, including reports from internal security personnel, threat intelligence, and other information obtained from governmental, public, or private sources, including external consultants engaged by us, and alerts and reports produced by the information security tools we utilize. Our Cyber Defense Operations Center (the “CDOC”) is a security operations center that operates 24 hours a day, seven days a week and is our first line of defense against cybersecurity threats. The CDOC continually monitors our information technology security infrastructure for anomalous behavior and other indications of potential threats to protect our data and systems.
We regularly conduct internal and external audits, reviews, assessments, and evaluations to evaluate our compliance posture and the effectiveness of our physical, technical, and organizational measures for protecting us and our systems. Elements of our cybersecurity program are also periodically audited as part of external certification audits. Third-party managed security providers and cybersecurity experts provide us with 24x7 monitoring, threat hunting, risk assessments, penetration testing, and attack surface management to support our Cyber Security Framework. Key findings from cybersecurity audits and third-party risk assessments are summarized and communicated to our senior leadership and the Audit Committee, and remediation actions are implemented to enhance our overall cybersecurity program. We contractually require our vendors to comply with cybersecurity and data privacy requirements, and we perform risk assessments of vendors, including their ability to protect data from unauthorized access.
To facilitate the success of our risk management framework, multidisciplinary teams throughout the Company, including members of the legal department, operations, and senior management, are deployed to support risk mitigation and our response to threats and potential cybersecurity incidents. We also regularly conduct training and education to upgrade our game-changers’ knowledge of security risks and vulnerabilities. In fiscal year 2024, our game-changers completed mandatory security awareness training, resulting in a company-wide pass percentage of 95%. In August 2024, we held a Cyber and Fraud Awareness Month, which promoted best practices and vigilance in protecting information and data to prevent cyber-attacks, and educated game-changers on how to report phishing or suspicious messages through a dedicated reporting channel.
We are currently not aware of any cybersecurity incidents or threats that have materially impacted us or our business, financial condition, and results of operations. However, we and our clients routinely face risks of cybersecurity incidents, and there can be no assurance that our security efforts and measures, and those of our third-party providers, will prevent or mitigate a cybersecurity threat or incident that could adversely affect our business. For a discussion of these risks and others that we face, see “Risk Factors” in this Annual Report on Form 10-K.
Governance
Our board of directors, directly and indirectly through its committees, has oversight responsibility for our risk management process, including risks related to cybersecurity. Our board of directors has delegated to the Audit Committee oversight responsibility for the Company’s risk assessment and management activities, including with respect to information technology, cybersecurity, and privacy.
As part of our integrated enterprise risk management program, management reports periodically to the Audit Committee on its assessment of our risks and risk management practices, including with respect to ongoing or new cyber and information security risks. Management also reports quarterly to the Audit Committee and annually to the full board of directors on the status of our cybersecurity program, which includes key cybersecurity controls, audits, and compliance, and on any significant projects or areas of focus for the cybersecurity team.
Our cybersecurity risk management framework is implemented by our global security team, which is led by our EVP, Information Technology and Global Security, our SVP, Information Systems and Global Security, and our GVP, Governance, Risk, and Compliance. As the leaders of our global security efforts, these roles and their teams support the establishment and maintenance of our corporate-wide information security program to protect our information assets and to oversee our cybersecurity and insider risk and compliance teams. Our SVP, Information Systems and Global Security, and our GVP, Governance, Risk, and Compliance report to our EVP, Information Technology and Global Security, and our EVP, Information Technology and Global Security reports to our Chief Executive Officer.
Our EVP, Information Technology and Global Security has over 40 years of global information technology leadership experience, including hands-on management and technology innovation experience. He provides strategic direction for the design, implementation strategy, and Governance of Concentrix Global Infrastructure, Information Security and Application development. Our SVP, Information Systems and Global Security has an undergraduate degree in Information Technology and over 24 years of global experience in cybersecurity strategy and risk management in various leadership roles at large companies and within government, with extensive experience in the development of and enforcement of security policies, protection of sensitive data, responding to cyber and fraud incidents, and integrating security across operations. Our SVP, IT Infrastructure has over 29 years of experience in managing a large, geographically dispersed team that designs, plans, implements, and maintains a complex IT infrastructure and operations. He has also played a critical role in the development of security technologies at Concentrix. Our GVP, Governance, Risk, and Compliance has over 22 years of global experience in information security with specialization in risk management, security tools and technologies, compliance, and privacy. His experience in information security spans advisory and consulting, policy, processes and standards, engineering, and operational support for clients and the internal organization.

ITEM 2. PROPERTIES
We lease our principal executive offices in Newark, California. As of November 30, 2024, we occupied approximately 485 facilities, located in 75 countries across six continents, comprising service and delivery centers and administrative facilities covering approximately 24.3 million square feet, of which approximately 1.4 million square feet was owned and the remainder was leased.
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

Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on Nasdaq under the symbol “CNXC”. As of January 17, 2025, there were 64,398,533 shares of common stock outstanding held by approximately 2,795 stockholders of record.
Dividends
During fiscal years 2024 and 2023, the Company paid the following dividends per share approved by the Company’s board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
January 19, 2023	January 30, 2023	$0.275	February 10, 2023
March 29, 2023	April 28, 2023	$0.275	May 9, 2023
June 28, 2023	July 28, 2023	$0.275	August 8, 2023
September 27, 2023	October 27, 2023	$0.3025	November 7, 2023
January 24, 2024	February 5, 2024	$0.3025	February 15, 2024
March 26, 2024	April 26, 2024	$0.3025	May 7, 2024
June 26, 2024	July 26, 2024	$0.3025	August 6, 2024
September 25, 2024	October 25, 2024	$0.33275	November 5, 2024
Our board of directors expects that cash dividends will be paid on a quarterly basis in the future. However, any decision to pay future cash dividends will be subject to our board of directors’ approval, and will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in our debt agreements, industry practice, legal requirements, regulatory constraints, and other factors that our board of directors deems relevant. Our ability to pay dividends will depend on our ongoing ability to generate cash from operations and on our access to the capital markets. We cannot guarantee that we will continue to pay dividends in the future.
Share Repurchases
In September 2021, our board of directors authorized the repurchase of up to $500 million of our common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. The repurchase program has no termination date and may be suspended or discontinued at any time. As of November 30, 2024, we had repurchased 3,890,691 shares under the share repurchase program for approximately $346.0 million in the aggregate. At November 30, 2024, we had approximately $154.0 million remaining for share repurchases under the existing authorization from our board of directors.
In January 2025, our board of directors extended our share repurchase program by authorizing an increase of the amount remaining for share repurchases under the existing share repurchase authorization to $600 million.
The following table summarizes the Company’s purchases of common stock during the fourth quarter of the fiscal year ended November 30, 2024:

Period	Total number of shares purchased (1), (2)	Average price paid per share	Total number of shares purchased as part of publicly announced program(2)	Maximum dollar amount that may yet be purchased under the program (in thousands)
September 1, 2024 - September 30, 2024	162,852	$65.65	161,613	$177,888
October 1, 2024 - October 31, 2024	496,700	$47.75	264,273	$165,127
November 1, 2024 - November 30, 2024	268,251	$41.42	267,950	$154,030
Total	927,803	$49.06	693,836
(1) Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations.
(2) Includes shares repurchased as part of the Company’s share repurchase program initiated in September of 2021.

Stock Price Performance Graph
The stock price performance graph below compares our cumulative total stockholder return for the period from December 1, 2020 through November 30, 2024 with the cumulative total return of the S&P Midcap 400 Index for the same period and a Peer Group comprised of our core CX solutions competitors that are publicly traded companies: Majorel Group Luxembourg S.A. (from initial public offering in September 2021 through acquisition by Teleperformance on November 23, 2023), TaskUs Inc. (from initial public offering in June 2021), TDCX Inc. (from initial public offering in October 2021 through becoming a private company in June 2024), Teleperformance S.A., TELUS International (from initial public offering in February 2021), and TTEC Holdings, Inc., in each case assuming a $100 initial investment.

Comparison of Cumulative Total Return
$200
$175
$150
$125
$100
$75
$50
$25
$—
December 1, 2020
February 28, 2021
May 31, 2021
August 31, 2021
November 30, 2021
February 28, 2022
May 31, 2022
August 31, 2022
November 30, 2022
February 28, 2023
May 31, 2023
August 31, 2023
November 30, 2023
February 29, 2024
May 31, 2024
August 31, 2024
November 30, 2024
Concentrix Corp.
S&P Midcap 400
Peer Group

	December 1, 2020	November 30, 2021	November 30, 2022	November 30, 2023	November 30, 2024
Concentrix Corporation	$100.00	$158.10	$116.55	$89.51	$42.81
S&P Midcap 400	$100.00	$123.43	$117.47	$116.82	$153.39
Peer Group	$100.00	$121.30	$72.41	$35.76	$26.18

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
The following discussion compares our results for the fiscal year ended November 30, 2024 to the fiscal year ended November 30, 2023. The discussion comparing our results for the fiscal year ended November 30, 2023 to the fiscal year ended November 30, 2022 is included within Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K filed with the SEC on January 29, 2024, and is incorporated by reference herein.
Certain comparisons of the year-over-year changes in revenue and cost of revenue in the discussion of our results of operations for the fiscal year ended November 30, 2024 and 2023 include a supplemental comparison as if the Webhelp Combination had occurred at the beginning of fiscal year 2023. These supplemental comparisons can be identified by the language “if the Webhelp Combination had occurred at the beginning of fiscal year 2023”. The amounts used in these supplemental comparisons were determined by adding (a) the Webhelp results of operations for the relevant period in fiscal year 2023 prior to the Webhelp Combination and making reclassification and adjustments of International Financial Reporting Standards as issued by the International Accounting Standards Board (“IFRS”) to generally accepted accounting principles in the United States (“GAAP”) for the periods, consistent with the adjustments made in our unaudited proforma condensed combined financial statements filed as Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on March 22, 2024 and (b) the Company’s consolidated results of operations for the relevant period in fiscal year 2023. We believe the presentation of this supplemental information is useful because the Webhelp Combination had a significant impact on revenue and cost of revenue for the post-acquisition period and the supplemental comparison enables readers to better understand changes in the combined business. These supplemental comparisons are provided for informational purposes only and may not necessarily reflect the results of operations that would have occurred had the Webhelp Combination actually occurred as of the beginning of the period referenced.
Unless otherwise indicated or except where the context otherwise requires, references to “we,” “our,” “us,” “the Company,” or “Concentrix,” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to Concentrix Corporation and its subsidiaries.
Overview and Basis of Presentation
Concentrix is a global technology and services leader that powers our clients’ brand experiences and digital operations. We design, build, and run fully integrated, end-to-end solutions, including customer experience (“CX”) process optimization, technology innovation and design engineering, front- and back-office automation, analytics and business transformation services to clients in five primary industry verticals. Our differentiated portfolio of solutions supports Fortune Global 500 as well as new economy clients across the globe in their efforts to deliver an optimized, consistent brand experience across all channels of communication, including voice, chat, email, generative AI-powered self service, social media, asynchronous messaging, and custom applications. We strive to deliver exceptional services globally supported by our deep industry knowledge, technology and security practices, talented people, and digital and analytics expertise.
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
Our cost of revenue consists primarily of personnel costs related to the delivery of our technology and services. The costs of our revenue can be impacted by the mix of client contracts, where we deliver the technology and services, additional lead time for programs to be fully scalable and transition and initial set-up costs. Our cost of revenue as a percentage of revenue has also fluctuated in the past, based primarily on our ability to achieve economies of scale, the management of our operating expenses, and the timing and costs incurred related to our acquisitions and investments.
In fiscal years 2024 and 2023, approximately 88% and 82%, respectively, of our consolidated revenue was generated from our non-U.S. operations, and approximately 50% and 64%, respectively, of our consolidated revenue was priced in U.S. dollars. We expect that a significant amount of our revenue will continue to be generated from our non-U.S. operations while being priced in U.S. dollars. As a result, we have certain client contracts that are priced in non-U.S. dollar currencies for which a substantial portion of the costs to deliver the services are in other currencies. Accordingly, our revenue may be earned in currencies that are different from the currencies in which we incur corresponding expenses. Fluctuations in the value of currencies, such as the Philippine peso, the Indian rupee, the euro, and the Canadian dollar, against the U.S. dollar or other currencies in which we bill our clients, and inflation in the local economies in which these delivery centers are located, can impact the operating and labor costs in these delivery centers, which can result in reduced profitability. As a result, our revenue growth, costs, and profitability have been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates and inflation.
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
Economic and Industry Trends
The industry in which we operate is competitive, including on the basis of pricing terms, delivery capabilities and quality of services. Further, there can be competitive pressure for labor in various markets, which could result in increased labor costs. Accordingly, we could be subject to pricing and labor cost pressures and may experience a decrease in revenue and operating income. Our business operates globally in over 70 countries across six continents. We have significant concentrations in the Philippines, India, Brazil, the United States, Egypt, Türkiye, Colombia, Malaysia, Morocco, China, the United Kingdom, and elsewhere throughout EMEA, Latin America, and Asia-Pacific. Accordingly, we would be impacted by economic strength or weakness in these geographies and by the strengthening or weakening of local currencies relative to the U.S. dollar.
Seasonality
Our revenue and margins fluctuate with the underlying trends in our clients’ businesses and trends in the level of consumer activity. As a result, our revenue and margins are typically higher in the fourth fiscal quarter of the year than in any other fiscal quarter.
Critical Accounting Policies and Estimates
The discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we review and evaluate our estimates and assumptions. Our estimates are based on our historical experience and a variety of other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making our judgment about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies involve the more significant judgments, estimates and/or assumptions used in the preparation of our consolidated financial statements.
Revenue Recognition
We recognize revenue from our client contracts over time as the promised technology and services are delivered to clients for an amount that reflects the consideration to which we are entitled in exchange for the technology and services. We recognize revenue over time as the client simultaneously receives and consumes the benefits provided by us as we perform the services. We account for a contract with a client when it has written approval, the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance, and the consideration is probable of collection. Revenue is presented net of taxes collected from clients and remitted to government authorities. We generally invoice a client after the performance of services, or in accordance with the specific contractual provisions. Payments are due as per contract terms and do not contain a significant financing component. In most cases, our contracts consist of a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service).
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
Goodwill
As of November 30, 2024, we had goodwill of $4,987.0 million recorded on our consolidated balance sheet. The Company tests goodwill for impairment annually at the reporting unit level in the fiscal fourth quarter or more frequently if events or changes in circumstances indicate that it may be impaired. For purposes of the goodwill impairment test, the Company can elect to perform a quantitative or qualitative analysis. If the qualitative analysis is elected, goodwill is tested for impairment at the reporting unit level by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The factors that are considered in the qualitative analysis include: macroeconomic conditions; industry and market considerations; cost factors such as increases in labor, or other costs that would have a negative effect on earnings and cash flows; and other relevant entity-specific events and information.
If we elect to perform or are required to perform a quantitative analysis, then the reporting unit’s carrying value is compared to its fair value. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value and the excess is recognized as an impairment loss. As of September 1, 2024, the date of our annual impairment testing, we reconciled the fair value of our reporting unit to our market capitalization. The result of the analysis demonstrated that our reporting unit’s fair value was in excess of its carrying value.
Due to a decrease in our stock price subsequent to our annual impairment testing date that resulted in our market capitalization being less than the carrying value of our reporting unit prior to a control premium, we evaluated this as a potential indicator of impairment and performed an additional quantitative analysis later in the fourth quarter of 2024 (on November 1, 2024) to support the fair value of our reporting unit. The fair value of our reporting unit was estimated using an equal weighting of the income and market valuation approaches. The income approach applied a fair value methodology to our reporting unit based on discounted cash flows. This analysis requires significant judgments and assumptions, including estimation of our future cash flows, which is dependent on internally developed forecasts, including future levels of revenue growth, adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”), estimation of the long-term rate of growth for our business and determination of a discount rate. The discount rate assumption is based on the overall after-tax rate of return required by a market participant whose weighted-average cost of capital includes both equity and debt, including a risk premium. The discount rate may be impacted by adverse changes in the macroeconomic environment, volatility in the equity and debt markets or other factors. We also applied a market approach. Under the market approach, we utilized a guideline company method, which involves calculating valuation multiples based on financial data from comparable publicly traded companies and considerations of recent transactions in the technology industry. Multiples derived from these companies and transactions provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are then applied to the financial data for our reporting unit to arrive at an indication of fair value. The market multiple was applied to adjusted EBITDA. Based on our 2024 impairment assessment as described, the fair value of our reporting unit was determined to exceed the carrying value, resulting in no impairment to goodwill. The estimated fair value was in excess of the carrying value by approximately 10%.
Based upon a sensitivity analysis the Company performed:
•A 180-basis point reduction in projected EBITDA margin in 2025 and beyond, assuming all other assumptions remained constant, would result in no impairment of goodwill.
•A 180-basis point increase in the discount rate utilized, assuming all other assumptions remained constant, would result in no impairment of goodwill.
•A 500-basis point change in the long-term rate of growth utilized, assuming all other assumptions remained constant, would result in no impairment of goodwill.
We also assessed the reasonableness of the fair value of our reporting unit by comparison to our market capitalization. As of November 1, 2024, we reconciled the fair value of our reporting unit to our market capitalization. This reconciliation resulted in an equity control premium of approximately 56%, using average market prices over a reasonable period of time in the fourth quarter leading up to such date. This control premium is supported by recent market transactions and transactions within the technology industry.
We recorded no impairment charges related to goodwill during the fiscal years ended November 30, 2024 and 2023. Adverse changes in the future could reduce the underlying cash flows used to estimate the reporting unit fair value and could result in a further decrease in fair value that could trigger a future impairment charge of the goodwill balance.
Other Intangible Assets
As of November 30, 2024, we had other intangible assets, net of amortization, of $2,286.9 million. This amount consists primarily of $2,195.1 million in client relationship intangible assets. As amortizable intangible assets, we evaluate the intangible assets for recoverability whenever events or circumstances indicate a possible inability to recover their carrying value (an indicator of impairment). If an impairment indicator is present, we perform a test of recoverability by comparing estimates of undiscounted future cash flows to the carrying values of the related assets. We recorded no impairment charges related to other intangible assets during the fiscal years ended November 30, 2024 and 2023.
Recently Issued Accounting Pronouncements
For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements, see Note 2—Summary of Significant Accounting Policies to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations – Fiscal Years Ended November 30, 2024 and 2023

	Fiscal Years Ended November 30,
	2024	2023

	(in thousands)
Revenue	$9,618,900	$7,114,706
Cost of revenue	6,170,013	4,536,771
Gross profit	3,448,887	2,577,935
Selling, general and administrative expenses	2,852,500	1,916,608
Operating income	596,387	661,327
Interest expense and finance charges, net	321,828	201,004
Other expense (income), net	(24,715)	52,095
Income before income taxes	299,274	408,228
Provision for income taxes	48,057	94,386
Net income before non-controlling interest	$251,217	$313,842
Revenue

	Fiscal Years Ended November 30,		Percent Change
	2024	2023	2024 to 2023

	(in thousands)
Industry vertical:
Technology and consumer electronics	$2,674,040	$2,205,834	21.2%
Retail, travel and e-commerce	2,361,866	1,448,666	63.0%
Communications and media	1,527,922	1,117,694	36.7%
Banking, financial services and insurance	1,455,641	1,091,853	33.3%
Healthcare	727,389	696,266	4.5%
Other	872,042	554,393	57.3%
Total	$9,618,900	$7,114,706	35.2%
We generate revenue by delivering our technology and services to our clients categorized in the above primary industry verticals. Our solutions focus on customer engagement, process optimization, and back-office automation.
Our revenue increased 35.2% in fiscal year 2024, primarily as a result of the Webhelp Combination. These increases were partially offset by an unfavorable translation effect of foreign currencies of $66.3 million, or 0.9%. The unfavorable foreign currency translation effect on revenue was primarily due to the weakening of the Argentine peso and Japanese yen against the U.S. dollar. If the Webhelp Combination had occurred at the beginning of fiscal year 2023, our revenue would have increased by 1.4% in fiscal year 2024.
Revenue in our technology and consumer electronics vertical increased over the prior year due to contributions as a result of the Webhelp Combination and increases in volumes from several social media and internet-related service clients. Revenue in our retail, travel and e-commerce vertical increased over the prior year, and most significantly in comparison to all verticals, due to the Webhelp Combination generating larger increases in revenue along with increased volumes from several of our largest retail and e-commerce and travel and tourism clients. Revenue in our communications and media vertical increased over the prior year primarily due to contributions as a result of the Webhelp Combination partially offset by decreases in volumes from several clients. Revenue from clients in the banking, financial services and insurance vertical increased over the prior year primarily due to contributions as a result of the Webhelp Combination. Revenue in our healthcare vertical increased over the prior year primarily due to contributions as a result of the Webhelp Combination partially offset by decreases in volumes from several healthcare clients. Revenue in our other vertical increased over the prior year primarily due to contributions from the Webhelp Combination.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Fiscal Years Ended November 30,		Percent Change
	2024	2023	2024 to 2023

	($ in thousands)
Cost of revenue	$6,170,013	$4,536,771	36.0%
Gross profit	$3,448,887	$2,577,935	33.8%
Gross margin %	35.9%	36.2%
Cost of revenue consists primarily of personnel costs. Gross margins can be impacted by resource location, client mix and pricing, additional lead time for programs to be fully scalable, and transition and initial set-up costs.
Our cost of revenue increased by 36.0% in fiscal year 2024, compared to fiscal year 2023, primarily due to the increase in our revenue and personnel costs related to staff supporting acquired operations. These increases were partially offset by a $137.3 million, or 3.0%, reduction in the cost of revenue due to foreign currency translation. The foreign currency impacts on our cost of revenue were caused primarily by the weakening of the Argentine peso, Egyptian pound, and Philippine peso against the U.S. dollar. If the Webhelp Combination had occurred at the beginning of fiscal year 2023, our cost of revenue would have increased by 1.9% in fiscal year 2024.
Our gross profit increased by 33.8% in fiscal year 2024, compared to fiscal year 2023, primarily due to the increase in revenue and contributions from acquired operations and a net favorable foreign currency impact of $71.0 million. Our gross margin percentage decreased from 36.2% in fiscal year 2023 to 35.9% in fiscal year 2024 and was affected by the mix of geographies where our services were delivered.
Selling, General and Administrative Expenses

	Fiscal Years Ended November 30,		Percent Change
	2024	2023	2024 to 2023

	($ in thousands)
Selling, general and administrative expenses	$2,852,500	$1,916,608	48.8%
Percentage of revenue	29.7%	26.9%
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
Our selling, general and administrative expenses increased by 48.8% in fiscal year 2024, compared to fiscal year 2023, primarily due to incremental expenses associated with acquired operations, increases in expenses to support our revenue growth, an increase in amortization expense of $244.1 million primarily associated with the intangible assets recognized in the Webhelp Combination, an increase in acquisition-related and integration expenses of $85.4 million primarily related to the Webhelp Combination, and an increase in share-based compensation expense of $33.4 million. These increases were partially offset by a $28.9 million reduction in selling, general and administrative expenses due to foreign currency translation. As a percentage of revenue, selling, general and administrative expenses increased from 26.9% for fiscal year 2023 to 29.7% for fiscal year 2024 due to the net effect of the changes described above.

Operating Income

	Fiscal Years Ended November 30,		Percent Change
	2024	2023	2024 to 2023

	($ in thousands)
Operating income	$596,387	$661,327	(9.8)%
Operating margin	6.2%	9.3%
Our operating income decreased during fiscal year 2024, compared to fiscal year 2023, primarily due to the increase in selling, general and administrative expenses partially offset by the increase in gross profit.
Our operating margin decreased during fiscal year 2024, compared to fiscal year 2023, due to the decrease in gross margin percentage and the increase in selling, general and administrative expenses as a percentage of revenue.
Interest Expense and Finance Charges, Net

	Fiscal Years Ended November 30,		Percent Change
	2024	2023	2024 to 2023

	($ in thousands)
Interest expense and finance charges, net	$321,828	$201,004	60.1%
Percentage of revenue	3.3%	2.8%
Amounts recorded in interest expense and finance charges, net consist primarily of interest expense on our senior notes issued in August 2023, interest expense on term loan borrowings under our senior credit facility, interest expense on borrowings under our accounts receivable securitization facility (the “Securitization Facility”), interest expense on the promissory note issued by us to certain Sellers in connection with the Webhelp Combination (the “Sellers’ Note”), and financing expenses incurred in fiscal year 2023 associated with our commitment letter dated March 29, 2023 (the “Bridge Commitment Letter,” and the commitments pursuant to the Bridge Commitment Letter, the “Bridge Facility”), entered into in connection with the Webhelp Combination.
The increase in interest expense and finance charges, net during fiscal year 2024 compared to fiscal year 2023, was primarily due to an increase in interest expense on our senior notes of $98.3 million over the prior year, an increase in interest expense, including imputed interest, associated with the Sellers’ Note of $26.3 million over the prior year, and a decrease in interest income related to the senior notes proceeds of $7.8 million incurred in the prior year period that did not recur in fiscal year 2024. The senior notes and the Sellers’ Note were outstanding for only a portion of the fiscal year 2023. These changes were partially offset by a decrease in Bridge Facility financing fees and credit facility amendment fees of $22.5 million incurred in fiscal year 2023 that did not recur.
Other Expense (Income), Net

	Fiscal Years Ended November 30,		Percent Change
	2024	2023	2024 to 2023

	($ in thousands)
Other expense (income), net	$(24,715)	$52,095	(147.4)%
Percentage of revenue	(0.3)%	0.7%
Amounts recorded as other expense (income), net primarily include foreign currency transaction gains and losses other than cash flow hedges, investment gains and losses, the non-service component of pension costs, other non-operating gains and losses, and changes in acquisition contingent consideration related to the Webhelp Combination.
Other expense (income), net in fiscal year 2024 was $24.7 million of income compared to $52.1 million of expense in fiscal year 2023. The change in other expense (income), net over the prior fiscal year period was due to income of $29.3 million during fiscal year 2024 related to the change in acquisition contingent consideration associated with the Webhelp Combination in comparison to an expense of $15.7 million in the prior fiscal year, resulting in a year over year change of $44.9 million. The remainder of the change resulted from a loss on derivative contracts entered into in connection with the Webhelp Combination in fiscal year 2023 of $14.6 million that did not recur and net foreign currency gains on a year-over-year basis.
Provision for Income Taxes

	Fiscal Years Ended November 30,		Percent Change
	2024	2023	2024 to 2023

	($ in thousands)
Provision for income taxes	$48,057	$94,386	(49.1)%
Percentage of income before income taxes	16.1%	23.1%
Our provision for income taxes consists of our current and deferred tax expense resulting from our income earned in domestic and international jurisdictions.
Our provision for income taxes and effective tax rate decreased for fiscal year 2024, compared to fiscal year 2023, primarily due to the geographical mix of income and higher use of net operating loss carryforwards, and a $12.3 million net tax benefit related to certain legal entity restructuring activities.
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
•Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share, tax effected impact of acquisition-related and integration expenses, including related restructuring costs, step-up depreciation, amortization of intangible assets, share-based compensation, imputed interest related to the Sellers’ Note, change in acquisition contingent consideration and foreign currency losses (gains), net. Non-GAAP EPS also excludes the per share income tax effect of certain legal entity restructuring activity. Non-

GAAP EPS excludes net income attributable to participating securities, and the per share, tax-effected impact of adjustments to net income described above that are attributable to common shareholders.
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

	Fiscal Years Ended November 30,
	2024	2023
	($ in thousands except per share amounts)
Operating income	$596,387	$661,327
Acquisition-related and integration expenses	156,771	71,336
Step-up depreciation	9,907	—
Amortization of intangibles	458,925	214,832
Share-based compensation	95,922	62,493
Non-GAAP operating income	$1,317,912	$1,009,988

Net income	$251,217	$313,842
Interest expense and finance charges, net	321,828	201,004
Provision for income taxes	48,057	94,386
Other expense (income), net	(24,715)	52,095
Acquisition-related and integration expenses	156,771	71,336
Step-up depreciation	9,907	—
Amortization of intangibles	458,925	214,832
Share-based compensation	95,922	62,493
Depreciation (exclusive of step-up depreciation)	237,013	171,801
Adjusted EBITDA	$1,554,925	$1,181,789

Operating margin	6.2%	9.3%
Non-GAAP operating margin	13.7%	14.2%
Adjusted EBITDA margin	16.2%	16.6%

Net income	$251,217	$313,842
Acquisition-related and integration expenses	156,771	71,336
Step-up depreciation	9,907	—
Acquisition-related expenses included in interest expense and finance charges, net (1)	—	25,556
Acquisition-related expenses included in other expense (income), net (1)	—	14,629
Imputed interest related to Sellers’ Note included in interest expense and finance charges, net	16,895	2,998
Change in acquisition contingent consideration included in other expense (income), net	(29,268)	15,681
Foreign currency losses (gains), net (2)	(1,850)	14,938
Amortization of intangibles	458,925	214,832
Share-based compensation	95,922	62,493
Income taxes related to the above (3)	(173,963)	(105,616)
Income tax effect of legal entity restructuring	(12,254)	—
Non-GAAP net income	$772,302	$630,689

	Fiscal Years Ended November 30,
	2024	2023
Diluted earnings per common share (“EPS”)	$3.71	$5.70
Acquisition-related and integration expenses	2.32	1.30
Step-up depreciation	0.15	—
Acquisition-related expenses included in interest expense and finance charges, net (1)	—	0.46
Acquisition-related expenses included in other expense (income), net (1)	—	0.27
Imputed interest related to Sellers’ Note included in interest expense and finance charges, net	0.25	0.05
Change in acquisition contingent consideration included in other expense (income), net	(0.43)	0.28
Foreign currency losses (gains), net (2)	(0.03)	0.27
Amortization of intangibles	6.79	3.90
Share-based compensation	1.42	1.14
Income taxes related to the above (3)	(2.58)	(1.92)
Income tax effect of legal entity restructuring	(0.18)	—
Non-GAAP Diluted EPS	$11.42	$11.45
(1)    Included in these amounts are a) Bridge Facility financing fees and b) losses associated with non-designated call option contracts put in place to hedge foreign exchange movements in connection with the Webhelp Combination that are included within interest expense and finance charges, net and other expense (income), net, respectively, in the consolidated statement of operations.
(2)    Foreign currency losses (gains), net are included in other expense (income), net and primarily consist of gains and losses recognized on the revaluation and settlement of foreign currency transactions and realized and unrealized gains and losses on derivative contracts that do not qualify for hedge accounting. The reported amounts for non-GAAP net income and non-GAAP EPS for the fiscal year ended November 30, 2024 and 2023 include adjustments to exclude these foreign currency losses (gains), net.
(3)    The tax effect of taxable and deductible non-GAAP adjustments was calculated using the tax deductible portion of the expenses and applying the entity specific, statutory tax rates applicable to each item during the respective fiscal years.
Client Concentration
In fiscal years 2024 and 2023, no client accounted for more than 10% of our consolidated revenue.
Liquidity and Capital Resources
Our primary uses of cash are working capital, capital expenditures to expand our delivery footprint and enhance our technology solutions, debt repayments, acquisitions, and acquisition-related and integration expenses, including in connection with our combination with Webhelp in September 2023. Our financing needs for these uses of cash have been a combination of operating cash flows and third-party debt arrangements. Our working capital needs are primarily to finance accounts receivable. When our revenue is increasing, our net investment in working capital typically increases. Conversely, when revenue is decreasing, our net investment in working capital typically decreases. To increase our market share and better serve our clients, we may further expand our operations through investments or acquisitions. We expect that such expansion would require an initial investment in working capital, personnel, facilities, and operations. These investments or acquisitions would likely be funded primarily by our existing cash and cash equivalents, available liquidity, including capacity on our debt arrangements, or the issuance of securities. We funded the Webhelp Combination through (i) proceeds from our August 2023 offering and sale of senior notes, (ii) term loan borrowings under our senior credit facility, and (iii) cash on hand.
In September 2021, considering our strong free cash flow, low leverage and adequate liquidity to support capital return to stockholders while maintaining flexibility to pursue acquisitions, our board of directors authorized a share repurchase program. Under the share repurchase program, the board of directors authorized the repurchase of up to $500 million of our common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. The share repurchase program has no termination date and may be suspended or discontinued at any time. During the fiscal years ended November 30, 2024 and 2023, we repurchased 2,200,819 and 709,438 shares, respectively, of our common stock under the share repurchase program for approximately $136.1 million and $64.0 million, respectively, in the aggregate. At November 30, 2024, approximately $154.0 million remained available for share repurchases under the existing authorization from our board of directors.
During December 2024, we repurchased 150,563 shares of our common stock under the share repurchase program for an aggregate purchase price of $6.5 million.
In January 2025, our board of directors extended our share repurchase program by authorizing an increase of the amount remaining for share repurchases under the existing share repurchase authorization to $600 million.
During fiscal years 2024 and 2023, we paid the following dividends per share approved by our board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
January 19, 2023	January 30, 2023	$0.275	February 10, 2023
March 29, 2023	April 28, 2023	$0.275	May 9, 2023
June 28, 2023	July 28, 2023	$0.275	August 8, 2023
September 27, 2023	October 27, 2023	$0.3025	November 7, 2023
January 24, 2024	February 5, 2024	$0.3025	February 15, 2024
March 26, 2024	April 26, 2024	$0.3025	May 7, 2024
June 26, 2024	July 26, 2024	$0.3025	August 6, 2024
September 25, 2024	October 25, 2024	$0.33275	November 5, 2024
On January 15, 2025, the Company announced a cash dividend of $0.33275 per share to stockholders of record as of the close of business on January 31, 2025, payable on February 11, 2025.
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
Restated Credit Facility
On April 21, 2023, we entered into an Amendment and Restatement Agreement (the “Amendment Agreement”) with the lenders party thereto, JPMorgan Chase Bank, N.A. and Bank of America, N.A. to amend and restate our prior credit agreement dated as of October 16, 2020 (the “Prior Credit Facility” and as amended and restated, the “Restated Credit Facility”).
The Restated Credit Facility provides for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $1,042.5 million. The Restated Credit Facility also provides for a senior unsecured term loan facility in an aggregate principal amount not to exceed approximately $2,144.7 million (the “Term Loan”), of which $1,850 million was incurred upon the amendment and approximately $294.7 million was drawn on a delayed draw basis (the “Delayed Draw Term Loans”) on the closing date of the Webhelp combination (the “Closing Date”). Aggregate borrowing capacity under the Restated Credit Facility may be increased by up to an additional $500 million by increasing the amount of the revolving credit facility or by incurring additional term loans, in each case subject to the satisfaction of certain conditions set forth in the Restated Credit Facility, including the receipt of additional commitments for such increase.
As of November 30, 2023, the outstanding principal balance on the Term Loan was $1,950 million due to principal payments made subsequent to the Closing Date. During fiscal year 2024, we voluntarily prepaid $450 million of the principal balance on the Term Loan, without penalty, resulting in an outstanding balance at November 30, 2024 of approximately $1,500 million.
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
During fiscal year 2023, we voluntarily prepaid $25.0 million of the principal balance on the term loans under the Prior Credit Facility, without penalty.
At November 30, 2024 and 2023, no amounts were outstanding under our revolving credit facility.
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
On January 14, 2025, we entered into an amendment to the Securitization Facility to increase the commitment of the lenders to provide available borrowings from up to $600 million to up to $700 million and extend the termination date of the Securitization Facility from April 24, 2026 to January 14, 2027.
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

As of November 30, 2024 and 2023, we were in compliance with the debt covenants related to our debt arrangements.
Cash Flows – Fiscal Years Ended November 30, 2024 and 2023
The following summarizes our cash flows for the fiscal years ended November 30, 2024 and 2023, as reported in our consolidated statement of cash flows in the accompanying consolidated financial statements.

	Fiscal Years Ended November 30,
	2024	2023

	($ in thousands)
Net cash provided by operating activities	$667,492	$678,008
Net cash used in investing activities	(244,266)	(2,109,240)
Net cash provided by (used in) financing activities	(492,532)	1,802,676
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17,577)	(12,420)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(86,883)	$359,024
Cash, cash equivalents and restricted cash at beginning of year	516,487	157,463
Cash, cash equivalents and restricted cash at end of year	$429,604	$516,487
Operating Activities
Net cash provided by operating activities was $667.5 million for fiscal year 2024, compared to $678.0 million for fiscal year 2023. The decrease in net cash provided by operating activities over the prior year was primarily related to a decrease in net income and unfavorable changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities for fiscal year 2024 was $244.3 million. The net cash used in investing activities consisted primarily of purchases of property and equipment of $238.8 million and payment of deferred cash consideration of $4.5 million related to the Webhelp Combination.
Net cash used in investing activities in fiscal year 2023 was $2,109.2 million. The net cash used in investing activities consisted primarily of the aggregate cash paid in connection with the Webhelp Combination of approximately $1,914.1 million, purchases of property and equipment of $180.5 million, and a premium paid for call options entered into in connection with the Webhelp Combination of $14.6 million.
Financing Activities
Net cash used in financing activities in fiscal year 2024 was $492.5 million, consisting primarily of principal payments of $450.0 million made on term loan borrowings under our secured credit facility, share repurchases of $149.5 million, including repurchases under our share repurchase program and shares withheld upon vesting of share-based awards to satisfy tax withholding obligations, dividends paid of $83.8 million, a change in funds held for clients of $32.2 million, and cash paid related to acquired earnout liabilities of $22.7 million. These payments were partially offset by net borrowings of $242.5 million under our Securitization Facility.
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
We believe our current cash balances and credit availability are enough to support our operating activities for the next twelve months and beyond.

Free Cash Flow and Adjusted Free Cash Flow (non-GAAP measures)

	Fiscal Years Ended November 30,
	2024	2023

	($ in thousands)
Net cash provided by operating activities	$667,492	$678,008
Purchases of property and equipment	(238,762)	(180,532)
Free cash flow (a non-GAAP measure)	$428,730	$497,476
Change in outstanding factoring balances	45,788
Adjusted free cash flow (a non-GAAP measure)	$474,518
Our free cash flow was $428.7 million in fiscal year 2024, compared to $497.5 million in fiscal year 2023. The decrease in free cash flow in fiscal year 2024 over the prior year primarily reflects a decrease in net cash provided by operating activities and an increase in capital expenditures as a result of the full year impact of the expanded business due to the Webhelp Combination.
Our adjusted free cash flow was $474.5 million in fiscal year 2024. Adjusted free cash flow was not a non-GAAP measure utilized in fiscal year 2023 due to the absence of an active factoring program prior to the Webhelp Combination in September 2023.
Capital Resources
As of November 30, 2024, we had total liquidity of $1,512.1 million, which includes undrawn capacity on our revolving credit facility of $1,042.5 million, undrawn capacity of $229.0 million under our Securitization Facility, and cash and cash equivalents.
Our cash and cash equivalents totaled $240.6 million and $295.3 million as of November 30, 2024 and 2023, respectively. Of our total cash and cash equivalents, 98% and 99% were held by our non-U.S. legal entities as of November 30, 2024 and 2023, respectively. The cash and cash equivalents held by our non-U.S. legal entities are no longer subject to U.S. federal tax on repatriation into the United States; repatriation of some non-U.S. balances is restricted by local laws. Historically, we have fully utilized and reinvested all non-U.S. cash to fund our international operations and expansions; however, we have recorded deferred tax liabilities related to non-U.S. withholding taxes on the earnings of certain previously acquired non-U.S. entities that are likely to be repatriated in the future. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of the state and withholding taxes depending upon the planned timing and manner of such repatriation.
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
Material Cash Requirements, including Contractual Obligations to Third Parties
The following table summarizes our material cash requirements from known contractual or other obligations as of November 30, 2024 that are not disclosed elsewhere in this Annual Report on Form 10-K:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	>5 Years

	(in thousands)
Certain Contractual Obligations:
Interest on financing agreements (a)	$847,962	$284,783	$314,488	$110,550	$138,141
Defined benefit plan funding (b)	60,618	—	—	4,603	56,015

(a) Cash obligations for required interest payments on our variable-rate debt obligations at the current rates as of November 30, 2024.
(b) Includes projected contributions to achieve minimum funding objectives for our cash balance pension plan.
As of November 30, 2024, we have established a reserve of $113.0 million for unrecognized tax benefits. As we are unable to reasonably predict the timing of settlement related to these unrecognized tax benefits, the table above excludes such liabilities.
We currently expect our fiscal year 2025 capital expenditures to be approximately $230 million to $250 million, which includes investments to support our growth and maintenance capital expenditures.

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
We serve many of our U.S.-based, European and British clients from our delivery centers located around the world. As a result, a substantial portion of the costs to deliver these services are denominated in the local currency of the country where the services are performed. This creates foreign exchange exposure for us. As of November 30, 2024, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in certain foreign currencies by entering into hedging contracts with institutions to acquire a total of PHP 42,700.0 million at a fixed price of $747.4 million at various dates through November 2026; and INR 27,790.0 million at a fixed price of $324.0 million at various dates through November 2026. The fair value of these derivative instruments as of November 30, 2024 is presented in Note 8 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The potential loss in fair value at November 30, 2024 for such contracts resulting from a hypothetical 10% adverse change in the underlying foreign currency exchange rates is approximately $105.0 million. This loss would be substantially mitigated by corresponding gains on the underlying foreign currency exposures.
Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into hedging contracts that are not denominated as hedges. The purpose of these derivative instruments is to mitigate the risk of foreign currency exposure related to receivables, payables and intercompany transactions that are denominated in currencies that are different from the functional currencies of our respective legal entities that are party to the transactions. As of November 30, 2024, the fair value of these derivatives not designated as hedges was a net receivable of $13.8 million.
Interest Rate Risk
At November 30, 2024, our outstanding debt under our Restated Credit Facility and our Securitization Facility is variable rate debt, which exposes the Company to changes in interest rates. Holding other variables constant, including the total amount of outstanding indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated increase in interest expense of approximately $18.7 million per year.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that, as of November 30, 2024, our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.
The effectiveness of our internal control over financial reporting as of November 30, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears beginning on the following page of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Concentrix Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Concentrix Corporation and subsidiaries (the Company) as of November 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended November 30, 2024, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of November 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended November 30, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Sufficiency of audit evidence over revenue
As discussed in Notes 2 and 10 to the consolidated financial statements, and presented in the consolidated statement of operations, the Company reported revenue of $9,619 million for the fiscal year ended November 30, 2024. Revenue is generated primarily from the provision of technology and services to its clients. The Company recognizes revenue from contracts, and accounts for a contract with a client, when it has written approval, the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance, and consideration is probable of collection. The Company operates in over 70 countries across six continents, with significant concentrations in the Philippines, India, Brazil, the United States, Egypt, Türkiye, Colombia, Malaysia, Morocco, China, the United Kingdom, and elsewhere throughout EMEA, Latin America, and Asia-Pacific.
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
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue, including the determination of the locations at which those procedures were performed. For each location for which procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls related to the revenue process, including controls related to the appropriate recording of revenue. For certain locations, we performed a software-assisted data analysis to test relationships among certain revenue transactions. In addition, for certain locations, we compared the amounts recognized as revenue for a sample of transactions for consistency with relevant underlying documentation, including contracts and other third-party evidence. We evaluated the sufficiency of the audit evidence obtained over revenue by assessing the results of the procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP
We have served as the Company’s auditor since 2019.

Cincinnati, Ohio
January 28, 2025

CONCENTRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)

	November 30, 2024	November 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$240,571	$295,336
Accounts receivable, net	1,926,737	1,888,890
Other current assets	675,116	674,423
Total current assets	2,842,424	2,858,649
Property and equipment, net	714,517	748,691
Goodwill	4,986,967	5,078,668
Intangible assets, net	2,286,940	2,804,965
Deferred tax assets	218,396	72,333
Other assets	942,194	928,521
Total assets	$11,991,438	$12,491,827

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$209,812	$243,565
Current portion of long-term debt	2,522	2,313
Accrued compensation and benefits	706,619	731,172
Other accrued liabilities	977,314	1,016,406
Income taxes payable	99,546	80,583
Total current liabilities	1,995,813	2,074,039
Long-term debt, net	4,733,056	4,939,712
Other long-term liabilities	910,271	920,536
Deferred tax liabilities	312,574	414,246
Total liabilities	7,951,714	8,348,533
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized and no shares issued and outstanding as of November 30, 2024 and 2023, respectively	—	—
Common stock, $0.0001 par value, 250,000 shares authorized; 68,849 and 67,883 shares issued as of November 30, 2024 and 2023, respectively, and 64,238 and 65,734 shares outstanding as of November 30, 2024 and 2023, respectively	7	7
Additional paid-in capital	3,683,608	3,582,521
Treasury stock, 4,611 and 2,149 shares as of November 30, 2024 and 2023, respectively	(421,449)	(271,968)
Retained earnings	1,191,871	1,024,461
Accumulated other comprehensive loss	(414,313)	(191,727)
Total stockholders’ equity	4,039,724	4,143,294
Total liabilities and stockholders’ equity	$11,991,438	$12,491,827

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)

	Fiscal Years Ended November 30,
	2024	2023	2022
Revenue	$9,618,900	$7,114,706	$6,324,473
Cost of revenue	6,170,013	4,536,771	4,067,210
Gross profit	3,448,887	2,577,935	2,257,263
Selling, general and administrative expenses	2,852,500	1,916,608	1,617,071
Operating income	596,387	661,327	640,192
Interest expense and finance charges, net	321,828	201,004	70,076
Other expense (income), net	(24,715)	52,095	(34,887)
Income before income taxes	299,274	408,228	605,003
Provision for income taxes	48,057	94,386	169,363
Net income before non-controlling interest	251,217	313,842	435,640
Less: Net income attributable to non-controlling interest	—	—	591
Net income attributable to Concentrix Corporation	$251,217	$313,842	$435,049

Earnings per common share:
Basic	$3.72	$5.72	$8.34
Diluted	$3.71	$5.70	$8.28
Weighted-average common shares outstanding:
Basic	64,977	53,801	51,353
Diluted	65,074	54,010	51,740

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)

	Fiscal Years Ended November 30,
	2024	2023	2022
Net income before non-controlling interest	$251,217	$313,842	$435,640
Other comprehensive income (loss):
Unrealized gains (losses) of defined benefit plans, net of taxes of $(2,078), $(894), and $(4,329) for fiscal years ended November 30, 2024, 2023 and 2022, respectively	5,988	(2,800)	14,274
Unrealized gains (losses) on hedges during the period, net of taxes of $9,514, $(4,938), and $15,427 for fiscal years ended November 30, 2024, 2023 and 2022, respectively	(34,029)	10,610	(45,464)
Reclassification of net losses on hedges to net income, net of taxes of $(1,230), $(4,594), and $(9,276) for fiscal years ended November 30, 2024, 2023 and 2022, respectively	3,659	13,793	26,953
Total change in unrealized gains (losses) on hedges, net of taxes	(30,370)	24,403	(18,511)
Foreign currency translation adjustments for fiscal years ended November 30, 2024, 2023 and 2022	(198,204)	102,419	(240,986)
Other comprehensive income (loss)	(222,586)	124,022	(245,223)
Comprehensive income	28,631	437,864	190,417
Less: Comprehensive income attributable to non-controlling interest	—	—	591
Comprehensive income attributable to Concentrix Corporation	$28,631	$437,864	$189,826

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency and share amounts in thousands)

		Concentrix Corporation Stockholders’ Equity
		Common Stock			Treasury stock
	Redeemable non-controlling interest	Shares	Amount	Additional paid-in capital	Shares	Amount	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances, November 30, 2021	$—	51,594	$5	$2,355,767	333	$(57,486)	$392,495	$(70,526)	$2,620,255
Other comprehensive loss	—	—	—	—	—	—	—	(245,223)	(245,223)
Equity awards issued as acquisition purchase consideration	—	—	—	15,725	—	—	—	—	15,725
Acquisition of non-controlling interest in subsidiary	2,000	—	—	—	—	—	—	—	—
Net income attributable to non-controlling interest	591	—	—	—	—	—	—	—	—
Purchase of non-controlling interest in subsidiary	(2,591)	—	—	91	—	—	—	—	91
Share-based compensation activity	—	773	—	56,730	—	—	—	—	56,730
Repurchase of common stock for tax withholdings on equity awards	—	—	—	—	96	(12,474)	—	—	(12,474)
Repurchase of common stock	—	—	—	—	842	(120,819)	—	—	(120,819)
Dividends	—	—	—	—	—	—	(53,430)	—	(53,430)
Net income	—	—	—	—	—	—	435,049	—	435,049
Balances, November 30, 2022	—	52,367	5	2,428,313	1,271	(190,779)	774,114	(315,749)	2,695,904
Other comprehensive income	—	—	—	—	—	—	—	124,022	124,022
Common stock issued as acquisition purchase consideration	—	14,862	2	1,084,894	—	—	—	—	1,084,896
Share-based compensation activity	—	654	—	69,314	—	—	—	—	69,314
Repurchase of common stock for tax withholdings on equity awards	—	—	—	—	169	(17,231)	—	—	(17,231)
Repurchase of common stock	—	—	—	—	709	(63,958)	—	—	(63,958)
Dividends	—	—	—	—	—	—	(63,495)	—	(63,495)
Net income	—	—	—	—	—	—	313,842	—	313,842
Balances, November 30, 2023	—	67,883	7	3,582,521	2,149	(271,968)	1,024,461	(191,727)	4,143,294
Other comprehensive loss	—	—	—	—	—	—	—	(222,586)	(222,586)
Share-based compensation activity	—	966	—	101,087	—	—	—	—	101,087
Repurchase of common stock for tax withholdings on equity awards	—	—	—	—	261	(13,385)	—	—	(13,385)
Repurchase of common stock	—	—	—	—	2,201	(136,096)	—	—	(136,096)
Dividends	—	—	—	—	—	—	(83,807)	—	(83,807)
Net income	—	—	—	—	—	—	251,217	—	251,217
Balances, November 30, 2024	$—	68,849	$7	$3,683,608	4,611	$(421,449)	$1,191,871	$(414,313)	$4,039,724

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)

	Fiscal Years Ended November 30,
	2024	2023	2022
Cash flows from operating activities:
Net income before non-controlling interest	$251,217	$313,842	$435,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	246,920	173,463	146,864
Amortization	458,925	214,832	162,673
Non-cash share-based compensation	96,057	62,113	47,142
Provision for doubtful accounts	7,057	10,236	3,329
Deferred income taxes	(235,248)	(121,711)	(30,824)
Unrealized foreign exchange loss	—	—	374
Loss on call options	—	14,629	—
Amortization of debt discount and issuance costs	25,276	6,089	1,771
Pension and other post-retirement benefit costs	16,097	11,328	9,437
Pension and other post-retirement plan contributions	(4,442)	(12,143)	(12,776)
Change in acquisition contingent consideration	(29,268)	15,681	—
Other	1,791	306	537
Changes in operating assets and liabilities:
Accounts receivable, net	(63,851)	(45,895)	(53,129)
Accounts payable	(25,819)	9,341	14,626
Other operating assets and liabilities	(77,220)	25,897	(124,944)
Net cash provided by operating activities	667,492	678,008	600,720
Cash flows from investing activities:
Purchases of property and equipment	(238,762)	(180,532)	(140,018)
Premiums paid for call options	—	(14,629)	—
Acquisitions of business, net of cash and restricted cash acquired	(5,504)	(1,914,079)	(1,698,261)
Other investments	—	—	(1,000)
Net cash used in investing activities	(244,266)	(2,109,240)	(1,839,279)
Cash flows from financing activities:
Proceeds from the Restated Credit Facility - Term Loan	—	294,702	—
Repayments of the Restated Credit Facility - Term Loan	(450,000)	(194,702)	—
Proceeds from the Prior Credit Facility - Term Loan	—	—	2,100,000
Repayments of the Prior Credit Facility - Term Loan	—	(25,000)	(225,000)
Repayments of the original credit facility - original term loan	—	—	(700,000)
Proceeds from the Securitization Facility	2,191,000	1,964,000	1,831,000
Repayments of the Securitization Facility	(1,948,500)	(2,192,000)	(1,579,500)
Proceeds from the issuance of Senior Notes	—	2,136,987	—
Other debt proceeds	6,369	—	—
Other debt repayments	(7,558)	—	—
Cash paid for debt issuance costs	(600)	(30,519)	(9,331)
Purchase of non-controlling interest in subsidiary	—	—	(2,500)
Cash paid for acquired earnout liabilities	(22,737)	(13,309)	—
Proceeds from exercise of stock options	5,030	7,201	9,588
Repurchase of common stock for tax withholdings on equity awards	(13,385)	(17,231)	(12,474)
Repurchase of common stock	(136,096)	(63,958)	(120,819)
Dividends paid	(83,807)	(63,495)	(53,430)
Change in funds held for clients	(32,248)	—	—
Net cash provided by (used in) financing activities	(492,532)	1,802,676	1,237,534
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17,577)	(12,420)	(24,522)
Net increase (decrease) in cash, cash equivalents and restricted cash	(86,883)	359,024	(25,547)
Cash, cash equivalents and restricted cash at beginning of year	516,487	157,463	183,010
Cash, cash equivalents and restricted cash at end of year	$429,604	$516,487	$157,463

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)

	Fiscal Years Ended November 30,
	2024	2023	2022
Supplemental disclosures of cash flow information:
Interest paid on borrowings	$282,270	$142,598	$67,601
Income taxes paid	$298,445	$217,252	$143,865
Supplemental disclosure of non-cash investing activities:
Accrued costs for property and equipment purchases	$24,856	$26,374	$12,675

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(currency and share amounts in thousands, except per share amounts)

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION:
Background
Concentrix Corporation (“Concentrix” or the “Company”), is a global technology and services leader that powers its clients’ brand experiences and digital operations. The Company designs, builds, and runs fully integrated, end-to-end solutions, including customer experience (“CX”) process optimization, technology innovation and design engineering, front- and back-office automation, analytics and business transformation services to clients in five primary industry verticals: technology and consumer electronics; retail, travel and e-commerce; communications and media; banking, financial services and insurance; and healthcare.
Basis of presentation (including principles of consolidation)
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company, its majority-owned subsidiaries and entities over which the Company has control. All intercompany balances and transactions have been eliminated in consolidation.
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
Segment reporting
Concentrix’ operations are based on an integrated global delivery model whereby services under a client contract in one location may be provided from delivery centers located in one or more different countries, with a significant portion of the Company’s workforce located in the Philippines and India. Given the homogeneity of end-to-end solutions and technology and the integrated delivery model, the Company operates in a single operating segment, based on how the chief operating decision maker (“CODM”) views and evaluates the Company’s operations in making operational and strategic decisions and assessments of financial performance. The Company’s President and Chief Executive Officer has been identified as the CODM.
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
Accounts receivable factoring
Following the combination with Webhelp (as further described in Note 3), the Company has continued Webhelp’s pre-existing factoring programs with certain clients to sell accounts receivable to financial institutions under non-recourse agreements in exchange for cash proceeds.
During the years ended November 30, 2024 and 2023, the Company sold approximately $1.4 billion and $313,000 of accounts receivable under its factoring programs. As of November 30, 2024 and 2023, the Company had approximately $162,000 and $208,000 outstanding under its factoring programs. In some instances, the Company may continue to service the transferred receivables after factoring has occurred. However, any servicing of the trade receivable does not constitute significant continuing involvement.

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
Business combinations
The purchase price of a business combination is allocated to the assets acquired, liabilities assumed, and non-controlling interests in the acquired entity generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired entity and the Company and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available. The Company includes the results of operations of the acquired business in the consolidated financial statements prospectively from the date of acquisition. Acquisition-related charges are recognized separately from the business combination and are expensed as incurred. These charges primarily include direct third-party professional and legal fees and integration-related costs.
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
If the Company elects to perform or is required to perform a quantitative analysis, then the reporting unit’s carrying value is compared to its fair value. As part of this analysis, the Company reconciles the fair value of its reporting unit to its market capitalization. Additionally, under a quantitative assessment, the fair value of the Company’s single reporting unit may be estimated using an income approach, market approach, or a weighted methodology considering the outputs of both the income and market approaches. The income approach applies a fair value methodology to the Company’s reporting unit based on a discounted cash flow analysis. A number of judgments are involved in the application of the discounted cash flow analysis, including estimation of future cash flows, which is dependent on internally developed forecasts, including future levels of revenue and earnings growth, estimation of the long-term rate of growth for the Company’s business, and determination of a discount rate. The market approach is performed using the guideline company method which involves calculating valuation multiples based on financial data from comparable publicly traded companies and considerations of recent transactions in the market and industry. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value and the excess is recognized as an impairment loss.
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
The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through November 30, 2024, the Company has not experienced any credit losses on such deposits and derivative instruments.
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
In fiscal years 2024, 2023, and 2022, no client accounted for more than 10% of the Company’s consolidated revenue.
As of November 30, 2024 and 2023, no client comprised more than 10% of the Company’s total accounts receivable balance.
Revenue recognition
The Company generates revenue primarily from the provision of integrated, end-to-end solutions and technology, including CX process optimization to its clients. The Company recognizes revenue from services contracts over time as the promised services are delivered to clients for an amount that reflects the consideration to which the Company is entitled in exchange for those services. The Company recognizes revenue over time as the client simultaneously receives and consumes the benefits provided by the Company as the Company performs the services. The Company accounts for a contract with a client when it has written approval, the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection. Revenue is presented net of taxes collected from clients and remitted to government authorities. The Company generally invoices a client after performance of services, or in accordance with specific contractual provisions. Payments are due as per contract terms and do not contain a significant financing component.
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
Cost of revenue
Recurring direct operating costs for services are recognized as incurred. Cost of services revenue consists primarily of personnel costs and transition and initial set-up costs.
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
Accounting pronouncements recently issued
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued new guidance that simplified the accounting for income taxes. The guidance was effective for annual reporting periods beginning after December 15, 2020, and interim periods within those reporting periods. This standard became effective for the Company in fiscal year 2022 and did not have a material impact on the consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, which requires the disaggregation of certain expenses in the notes to the financial statements, to provide enhanced transparency into the expense captions presented on the face of the income statement. ASU 2024-03 will be effective for the Company for annual reporting periods beginning with the fiscal year ending November 30, 2028 and for interim periods beginning in fiscal year 2029. Early adoption is permitted. The amendments in this ASU may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that this update will have on its disclosures in the consolidated financial statements.
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
Purchase price consideration
The total purchase price consideration, net of cash and restricted cash acquired, for the acquisition of Webhelp was $3,774.8 million, which was funded by proceeds from the Company’s August 2023 offering and sale of senior notes, term loan borrowings under the Company’s senior credit facility, the issuance of shares of common stock, par value $0.0001 per share, of Concentrix Corporation (the “Concentrix common stock”), and cash on hand. See Note 9—Borrowings for a further discussion of the Company’s senior notes, term loan, and senior credit facility.
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
(3) Represents the issuance of 14,862 shares of Concentrix common stock.
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
The Company granted Sellers the contingent right to earn the Earnout Shares if certain conditions set forth in the SPA occur, including the share price of Concentrix common stock reaching $170.00 per share within seven years from the closing date of the Webhelp Combination (the “Closing Date”) (based on daily volume weighted average prices measured over a specified period). Prior to the Closing Date, Concentrix and certain Sellers entered into stock restriction agreements (the “Stock Restriction Agreements”), pursuant to which such Sellers (the “Restricted Stock

Participants”) agreed to contribute in kind to the Company, and the Company agreed to receive, certain of the Restricted Stock Participants’ Shares in exchange for the issuance of shares of Concentrix common stock with certain restrictions thereon (the “Restricted Shares”) in lieu of such Sellers’ right to a portion of the Earnout Shares. On the Closing Date, the Company issued approximately 80 Restricted Shares in exchange for certain of the Restricted Stock Participants’ Shares. The Restricted Shares are non-transferable and non-assignable and are not entitled to any dividends or distributions unless and until the restrictions lapse, as set forth in the Stock Restriction Agreements. The Restricted Shares will be automatically cancelled by the Company for no consideration in the event that the restrictions on the Restricted Shares do not lapse. The Restricted Stock Participants have waived any and all rights as a holder of Restricted Shares to vote on any matter submitted to the holders of Concentrix common stock.

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
The following table summarizes the final fair values of the assets acquired and liabilities assumed as of the acquisition date:

As of
September 25, 2023
Assets acquired:
Cash and cash equivalents	$310,313
Accounts receivable	449,152
Other current assets (1)	450,079
Property and equipment	324,007
Identifiable intangible assets	1,984,000
Goodwill	2,145,974
Deferred tax assets	20,735
Other assets	409,268
Total assets acquired	6,093,528

Liabilities assumed:
Accounts payable	67,983
Accrued compensation and benefits	259,548
Other accrued liabilities	573,906
Income taxes payable	75,075
Debt (current portion and long-term)	8,589
Deferred tax liabilities	410,481
Other long-term liabilities	423,946
Total liabilities assumed	1,819,528

Total consideration transferred	$4,274,000
(1) Includes restricted cash acquired of $188,898.

As a result of further refining its estimates and assumptions since the date of the acquisition, the Company recorded measurement period adjustments to the initial purchase price allocation. Adjustments were primarily made to cash, goodwill, accrued compensation and benefits, accrued liabilities, other long-term liabilities and deferred income taxes. The adjustments in other long-term liabilities primarily related to an increase in uncertain tax positions of $23,075. These measurement period adjustments resulted in an increase of $60,630 to goodwill.
The purchase price allocation includes $1,984,000 of acquired identifiable intangible assets, all of which have finite lives. The fair value of the identifiable intangible assets has been estimated by using the income approach through a discounted cash flow analysis of certain cash flow projections. The cash flow projections are based on forecasts used by the Company to price the Webhelp Combination, and the discount rates applied were benchmarked by referencing the implied rate of return of the Company’s pricing model and the weighted average cost of capital. The intangible assets are being amortized over their estimated useful lives on either a straight-line basis or an accelerated method that reflects the economic benefit of the asset. The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future forecasted cash flows of the Company following the acquisition of Webhelp.
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
PK Acquisition
Background
On December 27, 2021, the Company completed its acquisition of PK, a leading CX design engineering company with more than 5,000 staff in four countries. PK created pioneering experiences that accelerated digital outcomes for their clients’ customers, partners and staff. The acquisition of PK expanded the Company’s scale in the digital IT services market and supported the Company’s growth strategy of investing in digital transformation to deliver exceptional customer experiences. The addition of the PK staff and technology to the Company’s team further strengthened its capabilities in CX design and development, artificial intelligence (“AI”), intelligent automation, and customer loyalty.

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
Acquisition-related and integration expenses
In connection with the Webhelp Combination and the acquisitions of PK and ServiceSource, the Company incurred $156,771, $71,336, and $33,763 of acquisition-related and integration expenses for the fiscal years ended 2024, 2023 and 2022, respectively. These expenses primarily include severance and employee-related costs, legal and professional services, cash-settled awards, retention payments and costs associated with facilities consolidation, including lease terminations to integrate the businesses. These acquisition-related and integration expenses were recorded within selling, general and administrative expenses in the consolidated statement of operations.

NOTE 4—SHARE-BASED COMPENSATION:
In November 2020, TD SYNNEX Corporation (“TD SYNNEX”), as the former sole stockholder of Concentrix, approved the Concentrix Corporation 2020 Stock Incentive Plan (the “Concentrix Stock Incentive Plan”) and the Concentrix Corporation 2020 Employee Stock Purchase Plan (the “Concentrix ESPP”), each to be effective upon completion of Concentrix’ spin-off from TD SYNNEX, which occurred on December 1, 2020. 4,000 shares of Concentrix common stock were reserved for issuance under the Concentrix Stock Incentive Plan, and 1,000 shares of Concentrix common stock were authorized for issuance under the Concentrix ESPP. In December 2021, 2022 and 2023, respectively, 523, 520, and 664 additional shares of Concentrix common stock were reserved for issuance under the Concentrix Stock Incentive Plan resulting from an automatic annual increase pursuant to the terms of the plan (the “Evergreen Provision”).
On October 28, 2024, the stockholders of Concentrix approved the Concentrix Corporation Amended and Restated 2020 Stock Incentive Plan (the “2020 Plan”) at a Special Meeting of Stockholders that (i) increased the number of authorized shares thereunder by 3,000 shares and (ii) removed the Evergreen Provision, among other amendments. The 2020 Plan was previously approved by the Company’s board of directors.
The Company recorded share-based compensation expense in the consolidated statements of operations for fiscal years 2024, 2023 and 2022 as follows:

	Fiscal Years Ended November 30,
	2024	2023	2022
Total share-based compensation	$95,922	$62,493	$47,516
Tax benefit recorded in the provision for income taxes	(16,482)	(15,623)	(12,069)
Effect on net income	$79,440	$46,870	$35,447
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

A summary of the changes in the employee stock options during fiscal years 2022, 2023, and 2024 is presented below:

	Options Outstanding
	Number of shares (in thousands)	Weighted- average exercise price per share
Balance as of November 30, 2021	441	$51.75
Options granted	—	—
Options issued in conversion of certain vested PK stock options (1)	119	45.81
Options exercised	(165)	46.38
Balance as of November 30, 2022	395	52.60
Options granted	—	—
Options exercised	(100)	45.50
Options cancelled	(1)	30.70
Balance as of November 30, 2023	294	54.45
Options granted	—	—
Options exercised	(56)	42.60
Balance as of November 30, 2024	238	$57.21
(1)Amounts represent the issuance of vested Concentrix stock options that were issued in conversion of certain vested PK stock options that were assumed by Concentrix pursuant to the merger agreement with PK.
As of November 30, 2024, 238 options were outstanding with a weighted-average life of 3.79 years and an aggregate pre-tax intrinsic value of $483. As of November 30, 2024, 233 options were vested and exercisable with a weighted-average life of 3.74 years, a weighted-average exercise price of $55.89 per share, and an aggregate pre-tax intrinsic value of $483.
As of November 30, 2024, the unamortized share-based compensation expense related to unvested stock options under the Concentrix Stock Incentive Plan was $178, which will be recognized over an estimated weighted-average amortization period of 0.85 years.
Restricted Stock Awards, Restricted Stock Units and Performance-Based Restricted Stock Units
The fair value of restricted stock awards and restricted stock units granted under the Concentrix Stock Incentive Plan in fiscal years 2024, 2023 and 2022 were determined based on the trading price of Concentrix common stock on the date of grant. The awards are expensed on a straight line basis over the vesting term, typically three or four years. The holders of restricted stock awards are entitled to the same voting, dividend and other rights as holders of Concentrix common stock.
In fiscal years 2024, 2023 and 2022, the Company granted performance-based restricted stock units to the Company’s senior executive team. The performance-based restricted stock units will vest, if at all, upon the achievement of certain annual financial targets during the three-year periods ending November 30, 2026, November 30, 2025 and November 30, 2024, respectively.
In April 2024, the Company granted performance-based restricted stock units under the Concentrix Stock Incentive Plan. The performance-based restricted stock units will vest, if at all, upon the achievement of certain financial targets during the three-year period ending November 30, 2026.
A summary of the changes in the non-vested restricted stock awards, restricted stock units, and performance-based stock units during fiscal years 2022, 2023, and 2024, including the conversion of former parent awards and stock units previously discussed, is presented below:

	Number of shares (in thousands)	Weighted-average, grant-date fair value per share
Non-vested as of November 30, 2021	980	$109.92
Awards granted	510	139.31
Units granted (1)	294	130.98
Awards and units vested	(283)	91.62
Awards and units cancelled/forfeited	(106)	118.79
Non-vested as of November 30, 2022	1,395	124.69
Awards granted	60	135.01
Units granted (1)	1,828	74.64
Performance-based units vested in excess of target (2)	17	159.97
Awards and units vested	(513)	122.76
Awards and units cancelled/forfeited	(114)	138.88
Non-vested as of November 30, 2023	2,673	92.80
Awards granted	—	—
Units granted (1)	2,824	52.94
Awards and units vested	(849)	92.02
Awards and units cancelled/forfeited	(337)	84.94
Non-vested as of November 30, 2024	4,311	$68.35
(1)For performance-based restricted stock units, the target number of shares that can be awarded upon full vesting of the grants is included.
(2)Amounts represent performance-based awards that vested in excess of the target number of shares for the fiscal year 2021 performance-based grants.
As of November 30, 2024, there was $227,830 of total unamortized share-based compensation expense related to non-vested restricted stock awards, restricted stock units and performance-based restricted stock units granted under the Concentrix Stock Incentive Plan. That cost is expected to be recognized over an estimated weighted-average amortization period of 2.25 years.
NOTE 5—BALANCE SHEET COMPONENTS:
Cash, cash equivalents and restricted cash:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	As of November 30,
	2024	2023
Cash and cash equivalents	$240,571	$295,336
Restricted cash included in other current assets	189,033	221,151
Cash, cash equivalents and restricted cash	$429,604	$516,487
Restricted cash balances relate primarily to funds held for clients, restrictions placed on cash deposits by banks as collateral for the issuance of bank guarantees and the terms of a government grant, and letters of credit for leases. Of the restricted cash balance, $179,949 and $218,228 related to funds held for clients as of November 30, 2024 and 2023, respectively. The Company has a corresponding current liability recorded in other accrued liabilities on the consolidated balance sheet related to these funds.

Accounts receivable, net:
Accounts receivable, net is comprised of the following as of November 30, 2024 and 2023:

	As of November 30,
	2024	2023
Billed accounts receivable	$1,080,778	$1,082,469
Unbilled accounts receivable	860,266	818,954
Less: Allowance for doubtful accounts	(14,307)	(12,533)
Accounts receivable, net	$1,926,737	$1,888,890
Allowance for doubtful trade receivables:
Presented below is a progression of the allowance for doubtful trade receivables:

	Fiscal Years Ended November 30,
	2024	2023	2022
Balance at beginning of period	$12,533	$4,797	$5,421
Net additions (reductions)	7,057	10,236	3,329
Write-offs and reclassifications	(5,283)	(2,500)	(3,953)
Balance at end of period	$14,307	$12,533	$4,797
Property and equipment, net:
The following table summarizes the carrying amounts and related accumulated depreciation for property and equipment as of November 30, 2024 and 2023:

	As of November 30,
	2024	2023
Land	$28,235	$28,039
Equipment, computers and software	853,558	762,961
Furniture and fixtures	151,477	157,425
Buildings, building improvements and leasehold improvements	617,880	566,384
Construction-in-progress	44,566	35,175
Total property and equipment, gross	$1,695,716	$1,549,984
Less: Accumulated depreciation	(981,199)	(801,293)
Property and equipment, net	$714,517	$748,691
Shown below are the countries where 10% or more and other significant concentrations of the Company’s property and equipment, net are located as of November 30, 2024 and 2023:

	As of November 30,
	2024	2023
Property and equipment, net:
United States	$118,732	$123,335
Philippines	82,864	75,943
France	59,645	65,599
India	49,339	51,248
Others	403,937	432,566
Total	$714,517	$748,691

Accumulated other comprehensive income (loss):
The components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes, were as follows:

	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on hedges, net of taxes	Foreign currency translation adjustment and other, net of taxes	Total
Balance, November 30, 2022	$(8,471)	$(19,914)	$(287,364)	$(315,749)
Other comprehensive income (loss) before reclassification	(2,800)	10,610	102,419	110,229
Reclassification of losses from other comprehensive income (loss)	—	13,793	—	13,793
Balance, November 30, 2023	$(11,271)	$4,489	$(184,945)	$(191,727)
Other comprehensive income (loss) before reclassification	5,988	(34,029)	(198,204)	(226,245)
Reclassification of losses from other comprehensive income (loss)	—	3,659	—	3,659
Balance, November 30, 2024	$(5,283)	$(25,881)	$(383,149)	$(414,313)
Refer to Note 7—Derivative Instruments for the location of gains and losses on cash flow hedges reclassified from other comprehensive income (loss) to the consolidated statements of operations. Reclassifications of amortization of actuarial (gains) losses of defined benefit plans is recorded in “Other expense (income), net” in the consolidated statement of operations.
NOTE 6—GOODWILL AND INTANGIBLE ASSETS:
Goodwill
The Company tests goodwill for impairment annually as of the fourth quarter of its fiscal year and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Goodwill impairment testing is performed at the reporting unit level. Based on the current year assessment, the Company concluded that no impairment charges were necessary for the Company’s reporting unit. The Company has not recorded any impairment charges related to goodwill during the three-year period ended November 30, 2024.
Below is a progression of goodwill for fiscal years 2024 and 2023:

	Fiscal Years Ended November 30,
	2024	2023
Balance, beginning of year	$5,078,668	$2,904,402
Acquisitions	2,000	2,085,344
Acquisition measurement period adjustments	60,630	(10,592)
Foreign currency translation	(154,331)	99,514
Balance, end of year	$4,986,967	$5,078,668

Other Intangible Assets
The Company’s other intangible assets, primarily acquired through business combinations, are subject to amortization and are evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amounts. No impairment charges were recognized in any period presented. As of November 30, 2024 and 2023, the Company’s other intangible assets consisted of the following:

	As of November 30, 2024			As of November 30, 2023
	Gross amounts	Accumulated amortization	Net amounts	Gross amounts	Accumulated amortization	Net amounts
Customer relationships	$3,594,694	$(1,399,588)	$2,195,106	$3,670,246	$(1,011,201)	$2,659,045
Technology	79,645	(50,119)	29,526	79,739	(36,174)	43,565
Trade names	113,758	(51,503)	62,255	118,823	(17,255)	101,568
Non-compete agreements	2,200	(2,147)	53	2,200	(1,413)	787
	$3,790,297	$(1,503,357)	$2,286,940	$3,871,008	$(1,066,043)	$2,804,965
Amortization expense for intangible assets was $458,925, $214,832, and $162,673 for the fiscal years ended November 30, 2024, 2023 and 2022, respectively, and the related estimated expense for the five subsequent fiscal years and thereafter is as follows:

Fiscal Years Ending November 30,	Amortization Expense
2025	$421,040
2026	374,440
2027	283,090
2028	239,999
2029	199,922
Thereafter	768,449
Total	$2,286,940
The remaining weighted average amortization period for customer relationships and other intangible assets is approximately 13 years.
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
Cash Flow Hedges
To mitigate the impact on gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s legal entities with functional currencies that are not U.S. dollars may hedge a portion of forecasted revenue or costs not denominated in the entities’ functional currencies. These instruments mature at various dates through November 2026. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of “Revenue” in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of foreign currency costs are recognized as a component of “Cost of revenue” or “Selling, general and administrative expenses” in the same period as the related costs are recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions.
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

	Value as of
Balance Sheet Line Item	November 30, 2024	November 30, 2023
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$458,482	$2,173,330
Other current assets	13,935	16,078
Other accrued liabilities	167	20,856
Derivative instruments designated as fair value hedges:
Cross-currency interest rate swaps (notional value)	$471,604	$471,604
Other long-term liabilities	7,468	17,219
Derivative instruments designated as cash flow hedges:
Foreign exchange forward contracts (notional value)	$1,049,787	$996,667
Other current assets and other assets	578	14,330
Other accrued liabilities and other long-term liabilities	22,155	2,724
Volume of activity
The notional amounts of foreign exchange forward contracts represent the gross amounts of foreign currency, including, principally, the Philippine peso, the Indian rupee, and the euro, that will be bought or sold at maturity. The notional amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. The Company’s exposure to credit loss and market risk will vary over time as currency exchange rates change.

The Effect of Derivative Instruments on AOCI and the Consolidated Statements of Operations
The following table shows the gains and losses, before taxes, of the Company’s derivative instruments designated as cash flow hedges and not designated as hedging instruments in other comprehensive income (“OCI”), and the consolidated statements of operations for the periods presented:

		Fiscal Years Ended November 30,
	Location of gain (loss) in statement of operations	2024	2023	2022
Derivative instruments designated as cash flow and fair value hedges:
(Losses) gains recognized in OCI:
Foreign exchange forward contracts		$(38,459)	$19,199	$(60,891)
Cross-currency interest rate swaps		(5,084)	(3,651)	—
Total		$(43,543)	$15,548	$(60,891)

(Losses) gains reclassified from AOCI into income:
Foreign exchange forward contracts
Gain reclassified from AOCI into income	Revenue for services	$—	$222	$—
(Loss) gain reclassified from AOCI into income	Cost of revenue for services	(4,028)	(13,864)	(28,108)
(Loss) gain reclassified from AOCI into income	Selling, general and administrative expenses	(861)	(4,745)	(8,121)
Total		$(4,889)	$(18,387)	$(36,229)

Derivative instruments not designated as hedging instruments:
Gain (loss) recognized from foreign exchange forward contracts, net(1)	Other expense (income), net	$9,940	$(13,007)	$(57,983)
Loss recognized from foreign exchange call options contracts, net	Other expense (income), net	—	(14,629)	—
Total		$9,940	$(27,636)	$(57,983)
(1)    The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net losses in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $17,016.
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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of November 30, 2024				As of November 30, 2023
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets measured at fair value:
Cash equivalents	$58,716	$58,716	$—	$—	$52,847	$52,847	$—	$—
Foreign government bond	—	—	—	—	1,853	1,853	—	—
Forward foreign currency exchange contracts	14,513	—	14,513	—	30,408	—	30,408	—
Liabilities measured at fair value:
Forward foreign currency exchange contracts	22,322	—	22,322	—	23,580	—	23,580	—
Cross-currency interest rate swaps	7,468	—	7,468	—	17,219	—	17,219	—
Acquisition contingent consideration	13,373	—	13,373	—	48,600	—	48,600	—
Liabilities measured at other than fair value:
Long term debt (senior notes)
Fair value	2,202,221	—	2,202,221	—	2,146,554	—	2,146,554	—
Carrying amount	2,135,576	—	—	—	2,131,870	—	—	—
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
The effect of nonperformance risk on the fair value of derivative instruments was not material as of November 30, 2024 and 2023.

The carrying values of term deposits with maturities less than one year, accounts receivable and accounts payable approximate fair value due to their short maturities and interest rates that are variable in nature. The carrying values of the outstanding balance on the term loan under the Company’s senior credit facility and the outstanding balance on the Company’s Securitization Facility approximate their fair values since they bear interest rates that are similar to existing market rates. The fair values of the 2026 Notes, 2028 Notes, and 2033 Notes (as defined in Note 9) are based on quoted prices in active markets and are classified within Level 2 of the fair value hierarchy. The Company does not adjust the quoted market prices for such financial instruments.
During fiscal years 2024, 2023 and 2022, there were no transfers between the fair value measurement category levels.
NOTE 9—BORROWINGS:
Borrowings consist of the following:

	As of November 30,
	2024	2023
Other loans	$2,522	$2,313
Current portion of long-term debt	$2,522	$2,313

6.650% Senior Notes due 2026	$800,000	$800,000
6.600% Senior Notes due 2028	800,000	800,000
6.850% Senior Notes due 2033	550,000	550,000
Credit Facility - Term Loan component	1,500,000	1,950,000
Securitization Facility	371,000	128,500
Sellers' Note	740,466	762,286
Other loans	3,643	5,301
Long-term debt, before unamortized debt discount and issuance costs	4,765,109	4,996,087
Less: unamortized debt discount and issuance costs	(32,053)	(56,375)
Long-term debt, net	$4,733,056	$4,939,712
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

The Company incurred debt discount and issuance costs of approximately $19,300 associated with the issuance of the Senior Notes during the fiscal year ended November 30, 2023, which costs are being amortized through the applicable maturity dates of the Senior Notes.
Restated Credit Facility
On April 21, 2023, the Company entered into an Amendment and Restatement Agreement (the “Amendment Agreement”) with the lenders party thereto, JPMorgan Chase Bank, N.A. and Bank of America, N.A., to amend and restate the Company’s Prior Credit Facility (as amended and restated, the “Restated Credit Facility”).
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
As of November 30, 2023, the outstanding principal balance on the Term Loan was $1,950,000 due to principal payments made subsequent to the Closing Date. During fiscal year 2024, the Company voluntarily prepaid $450,000 of the principal balance on the Term Loan, without penalty, resulting in an outstanding balance at November 30, 2024 of $1,500,000.
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
During fiscal year 2023, the Company voluntarily prepaid $25,000 of the principal balance on the term loans under the Prior Credit Facility, without penalty.
As of November 30, 2024 and 2023, no amounts were outstanding under the Company’s revolving credit facility.
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
On January 14, 2025, the Company entered into an amendment to the Securitization Facility to increase the commitment of the lenders to provide available borrowings from up to $600,000 to up to $700,000 and extend the termination date of the Securitization Facility from April 24, 2026 to January 14, 2027.
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

Amounts outstanding under the Sellers’ Note have been classified as long-term debt within the consolidated balance sheet based on the Company’s ability and intent to refinance on a long-term basis as of November 30, 2024.
Covenant compliance
As of November 30, 2024 and 2023, Concentrix was in compliance with all covenants for the above arrangements.
Future principal payments
As of November 30, 2024, future principal payments under the above loans for the subsequent fiscal years are as follows:

Amount
Fiscal Years Ending November 30,
2025	$742,988
2026	1,172,271
2027	1,500,921
2028	801,006
2029	445
Thereafter	550,000
Total	$4,767,631

NOTE 10—REVENUE:
Disaggregated revenue
In the following tables, the Company’s revenue is disaggregated by primary industry verticals and geographic locations:

	Fiscal Years Ended November 30,
	2024	2023	2022
Industry vertical:
Technology and consumer electronics	$2,674,040	$2,205,834	$1,980,666
Retail, travel and e-commerce	2,361,866	1,448,666	1,184,086
Communications and media	1,527,922	1,117,694	1,076,289
Banking, financial services and insurance	1,455,641	1,091,853	967,810
Healthcare	727,389	696,266	608,169
Other	872,042	554,393	507,453
Total	$9,618,900	$7,114,706	$6,324,473
The following table presents revenue by geographical locations where the Company’s services are delivered. Shown below are the countries that account for the Company’s revenue for the periods presented:

	Fiscal Years Ended November 30,
	2024	2023	2022
Revenue by geography:
Philippines	$1,596,578	$1,585,878	$1,476,706
United States	1,110,763	1,304,797	1,388,514
India	1,054,460	898,250	811,492
Great Britain	394,945	205,437	211,219
Germany	388,005	232,729	232,282
Canada	307,590	317,410	326,162
Others	4,766,559	2,570,205	1,878,098
Total	$9,618,900	$7,114,706	$6,324,473
Deferred revenue contract liabilities and deferred costs to obtain or fulfill a contract are not material.
NOTE 11—PENSION AND EMPLOYEE BENEFITS PLANS:
The Company has a 401(k) plan in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in the 401(k) plan on the first day of the month after their employment date. The Company may make discretionary contributions under the plan. Employees in most of the Company’s non-U.S. legal entities are covered by government mandated defined contribution plans. During fiscal years 2024, 2023 and 2022, the Company contributed $105,087, $89,767 and $83,792, respectively, to defined contribution plans.
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
The Company’s measurement date for all defined benefit plans and other post-retirement benefits is November 30. The plan assumptions for both the U.S. and non-U.S. defined benefit pension plans are evaluated annually and are updated as deemed necessary. Net benefit costs related to defined benefit plans were $16,097, $11,328 and $9,437, during fiscal years 2024, 2023 and 2022, respectively.
Components of pension cost for the Company’s defined benefit plans are as follows:

	Fiscal Years Ended November 30,
	2024	2023	2022
Service costs	$9,033	$6,937	$7,031
Interest costs on projected benefit obligation	10,893	10,306	6,828
Expected return on plan assets	(5,295)	(6,208)	(6,562)
Amortization and deferrals, net	1,457	98	1,540
Settlement charges	9	195	600
Total pension costs	$16,097	$11,328	$9,437
Service costs are recorded in cost of services and selling, general and administrative expenses while the remaining components of total pension costs are recorded within other expense (income), net in the consolidated statements of operations.

The status of the Company’s defined benefit plans is summarized below:

	Fiscal Years Ended November 30,
	2024	2023
Change in Benefit Obligation:
Benefit obligation at beginning of year	$208,565	$209,166
Service costs	9,033	6,937
Interest costs	10,893	10,306
Actuarial losses (gains)	6,017	(1,942)
Benefits paid	(17,161)	(13,761)
Acquisitions	—	12,499
Settlements	(490)	(14,771)
Foreign currency adjustments	(2,992)	131
Projected obligation at end of year	$213,865	$208,565

Change in Plan Assets:
Fair value of plan assets at beginning of year	$126,752	$137,351
Actual return on assets	17,251	2,358
Settlements	(83)	(14,771)
Employer contributions	4,442	12,143
Benefits paid	(12,279)	(10,119)
Foreign currency adjustments	(160)	(210)
Fair value of plan assets at end of year	$135,923	$126,752

Funded Status of Plans:
Unfunded status	$77,942	$81,813
Amounts recognized in the consolidated balance sheet and recorded within other accrued liabilities and other long-term liabilities as of November 30, 2024 and 2023 consist of the following:

	As of November 30,
	2024	2023
Current liability	$16,694	$16,946
Non-current liability	61,248	64,867
Total	$77,942	$81,813
The accumulated benefit obligation for all defined benefit pension plans was $213,461 and $188,058 at November 30, 2024 and 2023, respectively.

The following weighted-average rates were used in determining the benefit obligations as of November 30, 2024 and 2023:

	As of November 30,
	2024	2023
Discount rate	3.2% - 6.7%	3.6% - 7.1%
Interest crediting rate for cash balance plan	4.0%	4.0%
Expected rate of future compensation growth	2.5% - 7.0%	1.8% - 8.0%
The following weighted-average rates were used in determining the pension costs for the fiscal years ended November 30, 2024 and 2023:

	Fiscal Years Ended November 30,
	2024	2023
Discount rate	4.0% - 7.5%	4.0% - 7.5%
Interest crediting rate for cash balance plan	4.0%	4.0%
Expected return on plan assets	3.6% - 7.1%	1.0% - 7.0%
Expected rate of future compensation growth	1.8% - 8.0%	1.8% - 8.8%
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
The range of discount rates utilized in determining the pension cost and projected benefit obligation of the Company’s defined benefit plans reflects a lower prevalent rate applicable to the frozen cash balance plan for eligible employees in U.S. and a higher applicable rate for the unfunded defined benefit plan for certain eligible employees in the Philippines, France and Malaysia. The plans outside the U.S. represented approximately 40% and 39% of the Company’s total projected benefit obligation for all defined benefit plans as of November 30, 2024 and 2023, respectively.

Plan Assets
As of November 30, 2024 and 2023, plan assets for the cash balance plan consisted of common/collective trusts (of which approximately 50% are invested in equity backed funds and approximately 50% are invested in funds in fixed income instruments) and a private equity fund. The Company’s targeted allocation was 50% equity and 50% fixed income. The investment objectives for the plan assets are to generate returns that will enable the plan to meet its future obligations. The Company’s expected long-term rate of return was determined based on the asset mix of the plan, projected returns, past performance and other factors. The following table sets forth by level within the fair value hierarchy, total plan assets at fair value as of November 30, 2024 and 2023, including the cash balance plan and other funded benefit plans:

Investments	As of November 30, 2024	As of Quoted Prices in Active Markets for Identical Assets (Level 1)	As of Significant Other Observable Inputs (Level 2)	As of Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$3,606	$3,606	$—	$—
Common/collective trusts:
Fixed income	59,928	—	59,928	—
U.S. large cap	25,924	—	25,924	—
U.S. small cap	7,662	—	7,662	—
International equity	27,168	—	27,168	—
Governmental bonds	8,501	—	8,501	—
Corporate bonds	3,134	—	3,134	—
Investment funds	—	—	—	—
Limited partnership		—	—	—
Total investments	$135,923	$3,606	$132,317	$—

Investments	As of November 30, 2023	As of Quoted Prices in Active Markets for Identical Assets (Level 1)	As of Significant Other Observable Inputs (Level 2)	As of Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$3,951	$3,951	$—	$—
Common/collective trusts:
Fixed income	55,550	—	55,550	—
U.S. large cap	24,816	—	24,816	—
U.S. small cap	6,641	—	6,641	—
International equity	25,556	—	25,556	—
Governmental bonds	6,245	—	6,245	—
Corporate bonds	3,955	—	3,955	—
Investment funds	—	—	—	—
Limited partnership	38	—	—	38
Total investments	$126,752	$3,951	$122,763	$38

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
Benefit Payments
The following table details expected benefit payments for the cash balance plan and other defined benefit plans:

Fiscal Years Ending November 30,
2025	$34,183
2026	26,578
2027	24,292
2028	23,163
2029	21,271
Thereafter	93,624
Total	$223,111
The Company expects to make approximately $2,375 in contributions during fiscal year 2025.
NOTE 12—LEASES:
The Company leases certain of its facilities and equipment under operating lease agreements, which expire in various periods through 2037. The Company’s finance leases are not material.

The following table presents the various components of operating lease costs:

	Fiscal Years Ended November 30,
	2024	2023	2022
Operating lease cost	$295,111	$216,774	$199,609
Short-term lease cost	89,001	21,802	20,451
Variable lease cost	44,237	58,283	45,997
Sublease income	(4,492)	(5,394)	(3,226)
Total operating lease cost	$423,857	$291,465	$262,831
The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five fiscal years and thereafter as of November 30, 2024:

Fiscal Years Ending November 30,
2025	$293,978
2026	231,818
2027	176,497
2028	134,446
2029	80,569
Thereafter	109,030
Total payments	1,026,338
Less: imputed interest*	164,538
Total present value of lease payments	$861,800

*Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.
The following amounts were recorded in the consolidated balance sheet as of November 30, 2024 and 2023 related to the Company’s operating leases:

		As of November 30,
Operating leases	Balance sheet location	2024	2023
Operating lease ROU assets	Other assets, net	$816,550	$813,590
Current operating lease liabilities	Other accrued liabilities	235,912	229,010
Non-current operating lease liabilities	Other long-term liabilities	625,888	623,290
The following table presents supplemental cash flow information related to the Company’s operating leases. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Fiscal Years Ended November 30,
Cash flow information	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$310,859	$225,142	$196,168
Non-cash ROU assets obtained in exchange for lease liabilities	295,894	152,071	191,055
The weighted-average remaining lease term and discount rate as of November 30, 2024 and 2023, respectively, were as follows:

	As of November 30,
Operating lease term and discount rate	2024	2023
Weighted-average remaining lease term (years)	4.50	4.88
Weighted-average discount rate	6.91%	6.41%

NOTE 13—INCOME TAXES:
The sources of income before the provision for income taxes are as follows:

	Fiscal Years Ended November 30,
	2024	2023	2022
United States	$4,279	$(51,820)	$7,883
Foreign	294,995	460,048	597,120
Total income before income taxes	$299,274	$408,228	$605,003
Provision for income taxes consists of the following:

	Fiscal Years Ended November 30,
	2024	2023	2022
Current tax provision:
Federal	$89,987	$78,961	$65,423
State	7,734	11,064	5,151
Foreign	185,584	126,072	129,613
	$283,305	$216,097	$200,187
Deferred tax provision (benefit):
Federal	$(104,236)	$(97,371)	$(19,596)
State	(20,462)	(12,850)	(12,303)
Foreign	(110,550)	(11,490)	1,075
	(235,248)	(121,711)	(30,824)
Total income tax provision	$48,057	$94,386	$169,363
The following presents the breakdown of net deferred tax liabilities after netting by taxing jurisdiction:

	As of November 30,
	2024	2023
Deferred tax assets	$218,396	$72,333
Deferred tax liabilities	312,574	414,246
Total net deferred tax liabilities	$94,178	$341,913

Net deferred tax liabilities consist of the following:

	As of November 30,
	2024	2023
Assets:
Net operating losses	$172,182	$138,930
Accruals and other reserves	78,308	55,528
Depreciation and amortization	107,095	73,234
U.S. interest limitation carry forward	49,481	33,318
Share-based compensation expense	17,714	7,867
Deferred revenue	5,280	5,429
Tax credits	5,082	5,082
Foreign tax credit	5,199	915
Operating lease liabilities	201,266	190,348
Intercompany loans payable	110,708	81,654
Other	32,048	37,713
Gross deferred tax assets	784,363	630,018
Valuation allowance	(125,163)	(117,679)
Total deferred tax assets	$659,200	$512,339
Liabilities:
Intangible assets	$529,129	$636,194
Unremitted non-US earnings	42,433	45,250
Operating lease right-of-use assets	181,816	172,808
Total deferred tax liabilities	753,378	854,252
Net deferred tax liabilities	$94,178	$341,913
The valuation allowance relates primarily to certain state and foreign net operating loss carry forwards, foreign deferred items and state credits. The Company’s assessment is that it is not more likely than not that these deferred tax assets will be realized.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Years Ended November 30,
	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal income tax benefit	(1.8)%	(1.0)%	(1.4)%
International rate difference	(9.0)%	(2.3)%	(2.7)%
Withholding taxes	3.9%	2.5%	1.1%
Uncertain tax benefits	0.7%	1.3%	(0.3)%
Changes in valuation allowance	6.5%	1.7%	1.3%
Impact of inclusion of foreign income (1)	0.3%	(4.7)%	9.2%
Capital loss	(12.4)%	—%	—%
Other (2)	6.9%	4.6%	(0.2)%
Effective income tax rate	16.1%	23.1%	28.0%
(1)    Represents Subpart F income, Base Erosion and Anti-Abuse Tax (BEAT), and Global Intangible Low-Taxed Income (GILTI) (less Section 250 deduction), net of associated foreign tax credits.
(2)    Includes categories of reconciling items that are not individually equal to or greater than 5% for the fiscal year ended November 30, 2024. Includes tax costs related to future legal entity restructuring for the fiscal year ended November 30, 2023.
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
As of November 30, 2024, the Company had approximately $2,757,788 of undistributed earnings of its non-U.S. subsidiaries for which it has not provided for non-U.S. withholding taxes and state taxes because such earnings are intended to be reinvested indefinitely in international operations. It is not practicable to determine the amount of applicable taxes that would be due if such earnings were distributed. Accordingly, the Company has not provisioned U.S. state taxes and non-U.S. withholding taxes on the non-U.S. legal entities for which the earnings are permanently reinvested.
As of November 30, 2024, the Company had net operating loss carry forwards of approximately $312,542 and $29,544 for federal and state purposes, respectively. The federal net operating loss carry forward and the state net operating loss carry forwards will begin to expire in the fiscal year ending November 30, 2025. The Company also had approximately $173,322 of foreign net operating loss carry forwards that will also begin to expire in fiscal year ending November 30, 2025 if not used. In addition, the Company has approximately $10,670 of various federal and state income tax credit carry forwards that, if not used, will begin to expire in the fiscal year ending November 30, 2025. Utilization of the acquired loss carry forwards may be limited pursuant to Section 382 of the Internal Revenue Code of 1986.
The Company enjoys tax holidays in certain jurisdictions, primarily Algeria, China, Colombia, Costa Rica, Dominican Republic, El Salvador, Estonia, Guatemala, Honduras, India, Jamaica, Jordan, Latvia, Madagascar, Nicaragua, the Philippines and Türkiye. The tax holidays provide for lower or zero rates of taxation and require various thresholds of investment and business activities in those jurisdictions. The estimated tax benefits from the above tax holidays for fiscal years 2024, 2023, and 2022 were approximately $17,332, $7,961, and $10,315, respectively.

The aggregate changes in the balances of gross unrecognized tax benefits, excluding accrued interest and penalties, during fiscal years 2024, 2023, and 2022 were as follows:

Balance as of November 30, 2021	$47,447
Additions based on tax positions related to the current year	42,749
Settlements	(4,882)
Lapse of statute of limitations	(14,351)
Balance as of November 30, 2022	70,963
Additions based on tax positions related to the current year	5,819
Additions based on tax positions related to the prior year / acquisition	6,071
Lapse of statute of limitations	(4,938)
Changes due to translation of foreign currencies	1,407
Balance as of November 30, 2023	79,322
Additions based on tax positions related to the current year	11,081
Additions based on tax positions related to the prior year / acquisition	18,576
Lapse of statute of limitations	(8,071)
Changes due to translation of foreign currencies	(132)
Settlements	(428)
Balance as of November 30, 2024	$100,348
The Company conducts business globally and files income tax returns in various U.S. and non-U.S. jurisdictions. The Company is subject to continuous examination and audits by various tax authorities. Significant audits are underway in the United States and India. The Company is not aware of any material exposures arising from these tax audits or in other jurisdictions not already provided for.
Although timing of the resolution of audits and/or appeals is highly uncertain, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits as of November 30, 2024 could decrease between $40,219 and $42,796 in the next twelve months. The Company is no longer subject to U.S. federal income tax audit for returns covering years through fiscal year 2018. The Company is no longer subject to non-U.S. or U.S. state income tax audits for returns covering years through fiscal year 2012 and fiscal year 2014, respectively.
The liability for unrecognized tax benefits was $112,961 and $87,939 at November 30, 2024 and November 30, 2023, respectively, and is included in other long-term liabilities in the consolidated balance sheets. As of November 30, 2024 and 2023, $60,512 and $52,779 of the total unrecognized tax benefits, net of federal benefit, would affect the effective tax rate, if realized. The Company’s policy is to include interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes. As of November 30, 2024 and 2023, the Company had accrued $12,613 and $8,617, respectively, in income taxes payable related to accrued interest and penalties.
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

	Fiscal Years Ended November 30,
	2024	2023	2022
Basic earnings per common share:
Net income	$251,217	$313,842	$435,049
Less: net income allocated to participating securities(1)	(9,504)	(6,001)	(6,631)
Net income attributable to common stockholders	$241,713	$307,841	$428,418

Weighted average common shares - basic	64,977	53,801	51,353

Basic earnings per common share	$3.72	$5.72	$8.34

Diluted earnings per common share:
Net income	$251,217	$313,842	$435,049
Less: net income allocated to participating securities(1)	(9,490)	(5,978)	(6,583)
Net income attributable to common stockholders	$241,727	$307,864	$428,466

Weighted-average number of common shares - basic	64,977	53,801	51,353
Effect of dilutive securities:
Stock options and restricted stock units	97	209	387
Weighted-average number of common shares - diluted	65,074	54,010	51,740

Diluted earnings per common share	$3.71	$5.70	$8.28
(1)    Restricted stock awards granted to employees by the Company are considered participating securities. Effective in the fourth quarter of fiscal year 2023, restricted stock units granted are also considered participating securities.
NOTE 16—STOCKHOLDERS’ EQUITY:
Share repurchase program
In September 2021, the Company’s board of directors authorized the repurchase of up to $500,000 of the outstanding shares of Concentrix common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. The repurchase program has no termination date and may be suspended or discontinued at any time. During the fiscal years ended November 30, 2024 and 2023 under the share repurchase program, the Company repurchased 2,201 and 709 shares, respectively, of Concentrix common stock for an aggregate purchase price of $136,096 and $63,958, respectively. The share repurchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes. At November 30, 2024, approximately $154,030 remained available for share repurchases under the existing authorization from the Company’s board of directors.
During December 2024, the Company repurchased 151 shares of Concentrix common stock under the repurchase program for an aggregate purchase price of $6,548.
In January 2025, the Company’s board of directors extended the share repurchase program by authorizing an increase of the amount remaining for share repurchases under the existing share repurchase authorization to $600,000.

Dividends
During fiscal years 2024 and 2023, the Company paid the following dividends per share approved by the Company’s board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
January 19, 2023	January 30, 2023	$0.275	February 10, 2023
March 29, 2023	April 28, 2023	$0.275	May 9, 2023
June 28, 2023	July 28, 2023	$0.275	August 8, 2023
September 27, 2023	October 27, 2023	$0.3025	November 7, 2023
January 24, 2024	February 5, 2024	$0.3025	February 15, 2024
March 26, 2024	April 26, 2024	$0.3025	May 7, 2024
June 26, 2024	July 26, 2024	$0.3025	August 6, 2024
September 25, 2024	October 25, 2024	$0.33275	November 5, 2024
On January 15, 2025, the Company announced a cash dividend of $0.33275 per share to stockholders of record as of January 31, 2025, payable on February 11, 2025.

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
Report of management on internal control over financial reporting
Management’s Report on Internal Control over Financial Reporting, as of November 30, 2024, appears in Part II, Item 8, of this Annual Report on Form 10-K, and is incorporated herein by reference.
The effectiveness of the Company’s internal control over financial reporting, as of November 30, 2024, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8, of this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of fiscal year 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 trading arrangements
During the three months ended November 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information required by this Item 10 is incorporated by reference to the material under the headings “Board of Directors,” “Board Committees,” “Proposals Requiring Your Vote—Proposal No. 1: Election of Directors,” and “Our Executive Officers” in the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which we will file with the SEC not later than April 1, 2025.
Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is being made, it can be found under the caption “Delinquent Section 16(a) Reports” in the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which we will file with the SEC not later than April 1, 2025, and is incorporated herein by reference.
Our Code of Ethical Business Conduct, with which our directors, officers and staff must comply, establishes legal and ethical standards for conducting our business, including in accordance with applicable Nasdaq listing standards and SEC regulations. Our Code of Ethical Business Conduct is available free of charge on the “Governance—Governance Documents” page of the Investor section of our website at www.concentrix.com, and a copy may also be obtained, upon request, from our Corporate Secretary at 39899 Balentine Drive, Suite 235, Newark, California, 94560. Future waivers from, or amendments to, our Code of Ethical Business Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions will be timely posted on the webpage referenced in this paragraph.
We have an insider trading policy governing the purchase, sale, and other dispositions of our securities that applies to all of our personnel, including directors, officers, game-changers, and other covered persons. We also follow such procedures, as applicable, for the repurchase of our securities. We believe that our insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and listing standards applicable to us. A copy of our insider trading policy, the Concentrix Corporation Securities Trading Policy, is filed as Exhibit 19.1 to this Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference to the material under the headings “Board Committees—Compensation Committee,” “Director Compensation,” “Compensation Discussion and Analysis,” “2024 Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal Year 2024,” “Outstanding Equity Awards at 2024 Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal Year 2024,” “Pension Benefits,” “Potential Payments upon Termination or in Connection with a Change of Control,” “CEO Pay Ratio,” “Pay Versus Performance,” and “Corporate Governance—Risk Management” in the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which we will file with the SEC not later than April 1, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated by reference to the material under the headings “Beneficial Ownership of Securities” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which we will file with the SEC not later than April 1, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference to the material under the headings “Corporate Governance—Related Party Transactions” and “Board of Directors—Director Independence” in the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which we will file with the SEC not later than April 1, 2025.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated by reference to the material under the heading “Proposals Requiring Your Vote—Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which we will file with the SEC not later than April 1, 2025.
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
CONCENTRIX
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended November 30, 2024, 2023 and 2022
(in thousands)

		Additions/Deductions
	Balances at Beginning of Fiscal Year	Charged to Revenue and Expense, net	Additions from Acquisitions	Reclassifications and Write-offs	Balances at End of Fiscal Year
Fiscal Year Ended November 30, 2024
Allowance for deferred tax assets	$117,679	$40,340	$—	$(32,856)	$125,163
Fiscal Year Ended November 30, 2023
Allowance for deferred tax assets	$103,169	$4,823	$11,760	$(2,073)	$117,679
Fiscal Year Ended November 30, 2022
Allowance for deferred tax assets	$31,016	$9,269	$63,804	$(920)	$103,169

(a)(3) Exhibits

Exhibit No.	Exhibit Description
2.1
Agreement and Plan of Merger, dated as of November 19, 2021, by and among Concentrix Corporation, CNXC Merger Sub, Inc., ProKarma Holdings Inc. and Carlyle Partners VI Holdings, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 24, 2021).*

2.2
First Amendment to Agreement and Plan of Merger, dated as of December 20, 2021, by and among Concentrix Corporation, CNXC Merger Sub, Inc., ProKarma Holdings Inc. and Carlyle Partners VI Holdings, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 23, 2021).*

2.3
Share Purchase and Contribution Agreement, dated June 12, 2023, by and among Concentrix Corporation, OSYRIS S.à r.l., Marnix Lux SA, the other beneficiaries party thereto, and Sandrine Asseraf as the PoA Seller Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2023).*

2.4
First Amendment to Share Purchase and Contribution Agreement, dated July 14, 2023, by and among Concentrix Corporation, OSYRIS S.à r.l., Marnix Lux SA, Sandrine Asseraf as the PoA Seller Representative, Priscilla Maters, as the representative of the GBL Sellers and Frédéric Jousset, and Sapiens, as the representative of the Non-PoA Sellers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2023).*

3.1
Composite Amended and Restated Certificate of Incorporation of Concentrix Corporation filed on December 2, 2020, as amended by the Certificate of Amendment of the Certificate of Incorporation of Concentrix Corporation, filed October 28, 2024.

3.2	Amended and Restated Bylaws of Concentrix Corporation, as amended.

3.3	Amended and Restated Bylaws of Concentrix Corporation, as amended (redlined).
4.1	Description of Securities.

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

10.3
Receivables Purchase Agreement, dated as of October 30, 2020, by and among Concentrix Receivables, Inc., the Company, as servicer, and the subsidiaries of the Company named therein, as originators (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on October 30, 2020).

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

10.7
Fourth Amendment to Receivables Financing Agreement, dated as of January 14, 2025, by and among Concentrix Receivables, Inc., as borrower, the Company, as servicer, the group agents and the lenders party thereto, and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21, 2025).

10.8
Put Option Agreement, dated as of March 29, 2023, by and among Concentrix Corporation, OSYRIS S.à r.l., Marnix Lux SA, the other beneficiaries party thereto, and Sandrine Asseraf as the PoA Seller Representative, including the form of Sellers’ Note set forth as Schedule 7 thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2023).*

10.9
Investor Rights Agreement, dated as of March 29, 2023, by and among Concentrix Corporation and the initial stockholders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 31, 2023).*

10.10
Commitment Letter, dated as of March 29, 2023, by and between Concentrix Corporation and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 31, 2023).

10.11
Sellers’ Note, dated September 25, 2023, by and among Concentrix Corporation and certain holders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 25, 2023).

10.12
Form of Stock Restriction Agreement by and between Concentrix Corporation and the shareholders of Marnix Lux SA party thereto (incorporated by reference to Exhibit E to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2023).

10.13
Offer Letter, dated as of November 24, 2020, by and between the Company and Christopher Caldwell (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 25, 2020).†

10.14	Concentrix Corporation Amended and Restated 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2024).†

10.15
Form of Restricted Stock Award Agreement under the Concentrix Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2021).†

10.16	Form of Restricted Stock Unit Award Agreement under the Concentrix Corporation 2020 Stock Incentive Plan (Non-Employee Directors).†

10.17
Form of Restricted Stock Unit Award Agreement under the Concentrix Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 16, 2021).†

10.18
Form of Stock Option Award Agreement under the Concentrix Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 22, 2021).†

10.19
Form of Restricted Stock Award Agreement under the Concentrix Corporation 2020 Stock Incentive Plan (2022) (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed on January 28, 2022).†

10.20
Form of Restricted Stock Unit Award Agreement under the Concentrix Corporation 2020 Stock Incentive Plan (2022) (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on January 28, 2022).†

10.21
Form of Performance Restricted Stock Unit Award Agreement under the Concentrix Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed on January 28, 2022).†

10.22
Form of Restricted Stock Unit Award Agreement under the Concentrix Corporation 2020 Stock Incentive Plan (2023) (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on January 29, 2024).†

10.23	Concentrix Corporation 2020 Employee Stock Purchase Plan, as amended.†

10.24	Concentrix Corporation Change of Control Severance Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 2, 2020).†

10.25
Form of Indemnification Agreement between the Company and individual directors and officers (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form 10 filed by Concentrix Corporation on October 13, 2020 (File No. 001-39494)).†

10.26
Service Agreement, effective as of January 7, 2019, by and between Concentrix CVG CMG UK Limited and Cormac Twomey (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 16, 2021).†

16.1	Letter from KPMG LLP (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on October 30, 2024).

19.1	Concentrix Corporation Securities Trading Policy.

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG LLP.

24.1	Power of Attorney (included on signature page of this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Concentrix Corporation Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on January 29, 2024).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).
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
Date: January 28, 2025

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

Name	Title	Date

/s/ Christopher Caldwell	President and Chief Executive Officer (Principal Executive Officer) and Director	January 28, 2025
Christopher Caldwell

/s/ Andre Valentine	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	January 28, 2025
Andre Valentine

/s/ Teh-Chien Chou	Director	January 28, 2025
Teh-Chien Chou

/s/ LaVerne Council	Director	January 28, 2025
LaVerne Council

/s/ Jennifer Deason	Director	January 28, 2025
Jennifer Deason

/s/ Olivier Duha	Director	January 28, 2025
Olivier Duha

/s/ Nicolas Gheysens	Director	January 28, 2025
Nicolas Gheysens

/s/ Kathryn Hayley	Director	January 28, 2025
Kathryn Hayley

/s/ Kathryn Marinello	Director	January 28, 2025
Kathryn Marinello

/s/ Dennis Polk	Director	January 28, 2025
Dennis Polk

/s/ Ann Vezina	Director	January 28, 2025
Ann Vezina