Form 10-Q
period 2025-02-28
Concentrix Corp
filed 2025-04-04
CIK 1803599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding as of March 31, 2025
Common Stock, par value $0.0001 per share	63,883,477

Concentrix Corporation
Form 10-Q
Index

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONCENTRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)

	February 28, 2025	November 30, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$308,000	$240,571
Accounts receivable, net	2,014,821	1,926,737
Other current assets	637,777	675,116
Total current assets	2,960,598	2,842,424
Property and equipment, net	677,636	714,517
Goodwill	4,935,758	4,986,967
Intangible assets, net	2,161,072	2,286,940
Deferred tax assets	235,970	218,396
Other assets	924,085	942,194
Total assets	$11,895,119	$11,991,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$158,038	$209,812
Current portion of long-term debt	460	2,522
Accrued compensation and benefits	585,341	706,619
Other accrued liabilities	920,143	977,314
Income taxes payable	128,202	99,546
Total current liabilities	1,792,184	1,995,813
Long-term debt, net	4,901,432	4,733,056
Other long-term liabilities	873,639	910,271
Deferred tax liabilities	294,094	312,574
Total liabilities	7,861,349	7,951,714
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized and no shares issued and outstanding as of February 28, 2025 and November 30, 2024, respectively	—	—
Common stock, $0.0001 par value, 250,000 shares authorized; 69,007 and 68,849 shares issued as of February 28, 2025 and November 30, 2024, respectively, and 63,814 and 64,238 shares outstanding as of February 28, 2025 and November 30, 2024, respectively	7	7
Additional paid-in capital	3,711,701	3,683,608
Treasury stock, 5,193 and 4,611 shares as of February 28, 2025 and November 30, 2024, respectively	(449,374)	(421,449)
Retained earnings	1,239,638	1,191,871
Accumulated other comprehensive loss	(468,202)	(414,313)
Total stockholders’ equity	4,033,770	4,039,724
Total liabilities and stockholders’ equity	$11,895,119	$11,991,438

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	February 28, 2025	February 29, 2024
Revenue	$2,372,222	$2,402,748
Cost of revenue	1,516,323	1,546,219
Gross profit	855,899	856,529
Selling, general and administrative expenses	687,032	708,090
Operating income	168,867	148,439
Interest expense and finance charges, net	72,994	82,439
Other expense (income), net	(4,919)	(6,824)
Income before income taxes	100,792	72,824
Provision for income taxes	30,535	20,722
Net income	$70,257	$52,102

Earnings per common share:
Basic	$1.04	$0.76
Diluted	$1.04	$0.76
Weighted-average common shares outstanding:
Basic	64,037	65,664
Diluted	64,065	65,790

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended
	February 28, 2025	February 29, 2024
Net income	$70,257	$52,102
Other comprehensive income (loss):
Unrealized gains (losses) of defined benefit plans, net of taxes of $(19) and $(135) for the three months ended February 28, 2025 and February 29, 2024, respectively	1,152	1,304
Unrealized gains (losses) on hedges during the period, net of taxes of $819 and $1,328 for the three months ended February 28, 2025 and February 29, 2024, respectively	1,287	(4,020)
Reclassification of net losses (gains) on hedges to net income, net of taxes of $(1,562) and $150 for the three months ended February 28, 2025 and February 29, 2024, respectively	4,586	(427)
Total change in unrealized gains (losses) on hedges, net of taxes	5,873	(4,447)
Foreign currency translation adjustments for the three months ended February 28, 2025 and February 29, 2024, respectively	(60,914)	(69,412)
Other comprehensive income (loss)	(53,889)	(72,555)
Comprehensive income (loss)	$16,368	$(20,453)

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency and share amounts in thousands)
(unaudited)

	Three Months Ended February 28, 2025 and February 29, 2024
	Common stock			Treasury stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances, November 30, 2023	67,883	$7	$3,582,521	2,149	$(271,968)	$1,024,461	$(191,727)	$4,143,294
Other comprehensive loss	—	—	—	—	—	—	(72,555)	(72,555)
Share-based compensation activity	98	—	23,173	—	—	—	—	23,173
Repurchase of common stock for tax withholdings on equity awards	—	—	—	23	(2,090)	—	—	(2,090)
Repurchase of common stock	—	—	—	237	(21,674)	—	—	(21,674)
Dividends	—	—	—	—	—	(20,613)	—	(20,613)
Net income	—	—	—	—	—	52,102	—	52,102
Balances, February 29, 2024	67,981	$7	$3,605,694	2,409	$(295,732)	$1,055,950	$(264,282)	$4,101,637

Balances, November 30, 2024	68,849	$7	$3,683,608	4,611	$(421,449)	$1,191,871	$(414,313)	$4,039,724
Other comprehensive loss	—	—	—	—	—	—	(53,889)	(53,889)
Share-based compensation activity	158	—	28,093	—	—	—	—	28,093
Repurchase of common stock for tax withholdings on equity awards	—	—	—	42	(2,079)	—	—	(2,079)
Repurchase of common stock	—	—	—	540	(25,846)	—	—	(25,846)
Dividends	—	—	—	—	—	(22,490)	—	(22,490)
Net income	—	—	—	—	—	70,257	—	70,257
Balances, February 28, 2025	69,007	$7	$3,711,701	5,193	$(449,374)	$1,239,638	$(468,202)	$4,033,770

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Three Months Ended
	February 28, 2025	February 29, 2024
Cash flows from operating activities:
Net income	$70,257	$52,102
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	55,097	67,758
Amortization	105,619	116,302
Non-cash share-based compensation expense	26,486	21,566
Provision for doubtful accounts	3,313	(180)
Deferred income taxes	(31,995)	(22,131)
Amortization of debt discount and issuance costs	6,003	5,625
Pension and other post-retirement benefit costs	3,883	3,579
Pension and other post-retirement plan contributions	—	(859)
Change in acquisition contingent consideration	(2,024)	(14,897)
Other	101	(96)
Changes in operating assets and liabilities:
Accounts receivable, net	(106,900)	(44,894)
Accounts payable	(37,536)	(36,516)
Other operating assets and liabilities	(90,896)	(194,229)
Net cash provided by (used in) operating activities	1,408	(46,870)
Cash flows from investing activities:
Purchases of property and equipment	(50,618)	(56,059)
Acquisition of business, net of cash and restricted cash acquired	(663)	(4,503)
Net cash used in investing activities	(51,281)	(60,562)
Cash flows from financing activities:
Repayments of the Amended Credit Facility - Term Loan	—	(100,000)
Proceeds from the Amended Credit Facility - Revolver	100,000	—
Repayments of the Amended Credit Facility - Revolver	(100,000)	—
Proceeds from the Securitization Facility	582,500	628,000
Repayments of the Securitization Facility	(401,500)	(430,500)
Other debt proceeds	—	400
Other debt repayments	(5,662)	(2,792)
Cash paid for debt issuance costs	(334)	—
Acquisition deferred consideration payment	(3,483)	—
Proceeds from exercise of stock options	1,607	1,607
Repurchase of common stock for tax withholdings on equity awards	(2,079)	(2,090)
Repurchase of common stock	(25,846)	(21,674)
Dividends paid	(22,386)	(20,613)
Change in funds held for clients	(20,517)	(37,894)
Net cash provided by financing activities	102,300	14,444
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,582)	(5,544)
Net increase (decrease) in cash, cash equivalents and restricted cash	45,845	(98,532)
Cash, cash equivalents and restricted cash at beginning of year	429,604	516,487
Cash, cash equivalents and restricted cash at end of period	$475,449	$417,955

Supplemental disclosure of non-cash investing activities:
Accrued costs for property and equipment purchases	$14,779	$20,181
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
Basis of presentation
The accompanying interim unaudited consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2024 have been derived from the Company’s annual audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These interim consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2024. All intercompany balances and transactions have been eliminated in consolidation.

On September 25, 2023, the Company completed its acquisition (the “Webhelp Combination”) of all of the issued and outstanding capital stock (the “Shares”) of Marnix Lux SA (“Webhelp”), from the holders thereof (the “Sellers”). The Webhelp Combination was funded by proceeds from the Company’s offering and sale of senior notes in August 2023, term loan borrowings under the Company’s senior credit facility, the issuance of a promissory note by Concentrix Corporation to certain Sellers (the “Sellers’ Note”), the issuance of shares of common stock, par value $0.0001 per share, of Concentrix Corporation (the “Concentrix common stock”), and cash on hand. See Note 7—Borrowings for a further discussion of the Company’s senior notes, term loan, senior credit facility, and the Sellers’ Note.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
For a discussion of the Company’s significant accounting policies, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2024. Recently adopted accounting pronouncements are discussed below.
Concentration of credit risk
For the three months ended February 28, 2025 and February 29, 2024, no client accounted for more than 10% of the Company’s consolidated revenue.
As of February 28, 2025 and November 30, 2024, no client comprised more than 10% of the Company’s total accounts receivable balance.

Accounts receivable factoring

The Company has factoring programs with certain clients to sell accounts receivable to financial institutions under non-recourse agreements in exchange for cash proceeds. During the three months ended February 28, 2025 and February 29, 2024, the Company sold approximately $307,000 and $364,000 of accounts receivable under its factoring programs. As of February 28, 2025 and February 29, 2024, the Company had approximately $152,000 and $162,000 outstanding under its factoring programs. In some instances, the Company may continue to service the transferred receivables after factoring has occurred. However, any servicing of the trade receivable does not constitute significant continuing involvement.

Accounting pronouncements recently issued
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued accounting standards update (“ASU”) 2023-07, which enhances the disclosures required for reportable segments in annual and interim consolidated financial statements. ASU 2023-07 is effective for the Company for annual reporting periods beginning with the fiscal year ending November 30, 2025 and for interim reporting periods beginning in fiscal year 2026. Early adoption is permitted. The Company is currently evaluating the impact that this update will have on its disclosures in the consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, which requires the disaggregation of certain expenses in the notes to the financial statements, to provide enhanced transparency into the expense captions presented on the face of the income statement. ASU 2024-03 is effective for the Company for annual reporting periods beginning with the fiscal year ending November 30, 2028 and for interim periods beginning in fiscal year 2029. Early adoption is permitted. The amendments in this ASU may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that this update will have on its disclosures in the consolidated financial statements.
No other new accounting pronouncements recently adopted or issued had or are expected to have a material impact on the consolidated financial statements.
NOTE 3—SHARE-BASED COMPENSATION:
The Company recognizes share-based compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock awards, restricted stock units, and performance-based restricted stock units based on estimated fair values.

In January 2025, the Company granted 176 restricted stock units and 489 performance-based restricted stock units under the Concentrix Corporation Amended and Restated 2020 Stock Incentive Plan, as amended (the “2020 Plan”), which included annual awards to the Company’s senior executive team. The restricted stock units had a grant date weighted average fair value of $52.54 per share and vest ratably over a service period of three years. 170 of the performance-based restricted stock units under the 2020 Plan will vest, if at all, upon the achievement of certain financial targets during the three-year period ending November 30, 2027. These performance-based restricted stock units had a grant date weighted average fair value of $48.94 per share. 319 of the performance-based restricted stock units under the 2020 Plan will vest, if at all, upon the achievement of certain total shareholder return goals during the three-year period ending November 30, 2027. These performance-based restricted stock units are market condition awards and had a grant date weighted average fair value of $41.28 per share.
The Company recorded share-based compensation expense of $26,600 and $21,646 for the three months ended February 28, 2025 and February 29, 2024, respectively. Share-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.

NOTE 4—BALANCE SHEET COMPONENTS:

Cash, cash equivalents and restricted cash:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	As of
	February 28, 2025	November 30, 2024
Cash and cash equivalents	$308,000	$240,571
Restricted cash included in other current assets	167,449	189,033
Cash, cash equivalents and restricted cash	$475,449	$429,604
Restricted cash balances relate primarily to funds held for clients, restrictions placed on cash deposits by banks as collateral for the issuance of bank guarantees and the terms of a government grant, and letters of credit for leases. Of the restricted cash balance, $159,432 and $179,949 related to funds held for clients as of February 28, 2025 and November 30, 2024, respectively. As of February 28, 2025 and November 30, 2024, the Company has a corresponding current liability recorded in other accrued liabilities on the consolidated balance sheet related to these funds.
Accounts receivable, net:
Accounts receivable, net is comprised of the following as of February 28, 2025 and November 30, 2024:

	As of
	February 28, 2025	November 30, 2024
Billed accounts receivable	$1,139,356	$1,080,778
Unbilled accounts receivable	892,881	860,266
Less: Allowance for doubtful trade receivables	(17,416)	(14,307)
Accounts receivable, net	$2,014,821	$1,926,737
Allowance for doubtful trade receivables:
Presented below is a progression of the allowance for doubtful trade receivables:

	Three Months Ended
	February 28, 2025	February 29, 2024
Balance at beginning of period	$14,307	$12,533
Net additions (reductions)	3,313	(180)
Write-offs and reclassifications	(204)	(1,178)
Balance at end of period	$17,416	$11,175

Property and equipment, net:
The following table summarizes the carrying amounts and related accumulated depreciation for property and equipment as of February 28, 2025 and November 30, 2024:

	As of
	February 28, 2025	November 30, 2024
Land	$28,504	$28,235
Equipment, computers, and software	878,413	853,558
Furniture and fixtures	150,346	151,477
Buildings, building improvements, and leasehold improvements	603,496	617,880
Construction-in-progress	42,732	44,566
Total property and equipment, gross	$1,703,491	$1,695,716
Less: Accumulated depreciation	(1,025,855)	(981,199)
Property and equipment, net	$677,636	$714,517
Shown below are the countries where significant concentrations of the Company’s property and equipment, net are located as of February 28, 2025 and November 30, 2024:

	As of
	February 28, 2025	November 30, 2024
Property and equipment, net:
United States	$102,612	$118,732
Philippines	78,096	82,864
France	55,225	59,645
India	47,702	49,339
Others	394,001	403,937
Total	$677,636	$714,517
Goodwill:
The following table summarizes the changes in the Company’s goodwill for the three months ended February 28, 2025 and February 29, 2024:

	Three Months Ended
	February 28, 2025	February 29, 2024
Balance at beginning of period	$4,986,967	$5,078,668
Acquisition	2,353	—
Acquisition measurement period adjustments	—	13,187
Foreign exchange translation	(53,562)	(61,199)
Balance at end of period	$4,935,758	$5,030,656

Intangible assets, net:
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of February 28, 2025 and November 30, 2024:

	As of February 28, 2025			As of November 30, 2024
	Gross amounts	Accumulated amortization	Net amounts	Gross amounts	Accumulated amortization	Net amounts
Customer relationships	$3,564,770	$(1,482,082)	$2,082,688	$3,594,694	$(1,399,588)	$2,195,106
Technology	79,550	(53,535)	26,015	79,645	(50,119)	29,526
Trade names	111,591	(59,222)	52,369	113,758	(51,503)	62,255
Non-compete agreements	2,200	(2,200)	—	2,200	(2,147)	53
	$3,758,111	$(1,597,039)	$2,161,072	$3,790,297	$(1,503,357)	$2,286,940
Estimated future amortization expense of the Company’s intangible assets is as follows:

Fiscal years ending November 30,
2025 (remaining nine months)	$311,586
2026	370,965
2027	280,669
2028	237,958
2029	198,249
Thereafter	761,645
Total	$2,161,072
Accumulated other comprehensive income (loss):
The components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes, were as follows:

	Three Months Ended February 28, 2025 and February 29, 2024
	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on hedges, net of taxes	Foreign currency translation adjustments, net of taxes	Total
Balances at November 30, 2023	$(11,271)	$4,489	$(184,945)	$(191,727)
Other comprehensive income (loss) before reclassification	1,304	(4,020)	(69,412)	(72,128)
Reclassification of losses from other comprehensive income (loss)	—	(427)	—	(427)
Balances at February 29, 2024	$(9,967)	$42	$(254,357)	$(264,282)

Balances at November 30, 2024	$(5,283)	$(25,881)	$(383,149)	$(414,313)
Other comprehensive income (loss) before reclassification	1,152	1,287	(60,914)	(58,475)
Reclassification of gains from other comprehensive income (loss)	—	4,586	—	4,586
Balances at February 28, 2025	$(4,131)	$(20,008)	$(444,063)	$(468,202)
Refer to Note 5—Derivative Instruments for the location of gains and losses on cash flow hedges reclassified from other comprehensive income (loss) to the consolidated statements of operations. Reclassifications of amortization of actuarial (gains) losses of defined benefit plans is recorded in “Other expense (income), net” in the consolidated statement of operations.
NOTE 5—DERIVATIVE INSTRUMENTS:
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
Cash Flow Hedges
To mitigate the impact on gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s legal entities with functional currencies that are not U.S. dollars may hedge a portion of forecasted revenue or costs not denominated in the entities’ functional currencies. These instruments mature at various dates through February 2027. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of “Revenue” in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of foreign currency costs are recognized as a component of “Cost of revenue” or “Selling, general and administrative expenses” in the same period as the related costs are recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions.
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

Concurrent with entering into the cross-currency interest rate swaps with certain financial institutions, Marnix SAS, an indirect wholly owned subsidiary of Concentrix, entered into corresponding U.S. dollar denominated intercompany loan agreements with certain other subsidiaries of Concentrix with identical terms and notional amounts as the underlying $500,000 U.S. dollar denominated senior notes, with reciprocal cross-currency interest rate swaps.

The cross-currency interest rate swaps are designated as fair value hedges.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets
The fair values of the Company’s derivative instruments are disclosed in Note 6—Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item	February 28, 2025	November 30, 2024
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$174,204	$458,482
Other current assets	8,448	13,935
Other accrued liabilities	—	167
Derivative instruments designated as fair value hedges:
Cross-currency interest rate swaps (notional value)	$471,604	$471,604
Other assets	6,328	—
Other long-term liabilities	—	7,468
Derivative instruments designated as cash flow hedges:
Foreign exchange forward contracts (notional value)	$1,036,553	$1,049,787
Other current assets and other assets	1,688	578
Other accrued liabilities and other long-term liabilities	20,344	22,155
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

The Effect of Derivative Instruments on AOCI and the Consolidated Statements of Operations
The following table shows the location of gains and losses, before taxes, of the Company’s derivative instruments designated as cash flow hedges, fair value hedges and not designated as hedging instruments in other comprehensive income (“OCI”), and the consolidated statements of operations for the periods presented:

		Three Months Ended
	Locations of gain (loss) in statement of operations	February 28, 2025	February 29, 2024
Derivative instruments designated as cash flow and fair value hedges:
Gains (losses) recognized in OCI:
Foreign exchange forward contracts		$(3,226)	$(5,423)
Cross-currency interest rate swaps		3,694	75
Total		$468	$(5,348)

Gains (losses) reclassified from AOCI into income:
Foreign exchange forward contracts
Gain (loss) reclassified from AOCI into income	Cost of revenue	$(4,582)	$454
Gain (loss) reclassified from AOCI into income	Selling, general and administrative expenses	(1,566)	123
Total		$(6,148)	$577

Derivative instruments not designated as hedging instruments:
Gain recognized from foreign exchange forward contracts, net(1)	Other expense (income), net	$9,062	$337
(1)    The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net losses in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $15,725.
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

NOTE 6—FAIR VALUE MEASUREMENTS:
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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of February 28, 2025				As of November 30, 2024
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets measured at fair value:
Cash and cash equivalents	$308,000	$308,000	$—	$—	$240,571	$240,571	$—	$—
Restricted cash	167,449	167,449	—	—	189,033	189,033	—	—
Forward foreign currency exchange contracts	10,136	—	10,136	—	14,513	—	14,513	—
Cross-currency interest rate swaps	6,328	—	6,328	—	—	—	—	—
Liabilities measured at fair value:
Forward foreign currency exchange contracts	20,344	—	20,344	—	22,322	—	22,322	—
Cross-currency interest rate swaps	—	—	—	—	7,468	—	7,468	—
Acquisition contingent consideration	10,557	—	10,557	—	13,373	—	13,373	—
Liabilities measured at other than fair value:
Long term debt (senior notes)
Fair value	2,224,235	—	2,224,235	—	2,202,221	—	2,202,221	—
Carrying amount	2,136,542	—	—	—	2,135,576	—	—	—
The Company’s cash and cash equivalents consist primarily of cash on hand, including bank deposits, money market fund securities and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Restricted cash balances relate primarily to funds held for clients. The carrying values of restricted cash balances approximate fair value since they are highly liquid and short-term in nature. The Company does not adjust the quoted market price for such financial instruments. The fair values of forward exchange contracts are measured based on the foreign currency spot rates, forward rates, and volatility. Fair values of long-term foreign currency exchange contracts are measured using valuations based upon quoted prices for similar assets and liabilities in active markets and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. The fair values of the cross-currency interest rate swaps are determined using a market approach that is based on observable inputs other than quoted market prices, including contract terms, interest rates, currency rates, and other market factors. The estimated fair value of the acquisition contingent consideration entered into in connection with the Webhelp Combination is determined using a Monte-Carlo simulation model. The inputs include the closing price of Concentrix common stock as of the reporting period end date, Concentrix-specific historical equity volatility, and the risk-free rate.
The effect of nonperformance risk on the fair value of derivative instruments was not material as of February 28, 2025 and November 30, 2024.

The carrying values of term deposits with maturities less than one year, accounts receivable and accounts payable approximate fair value due to their short maturities and interest rates that are variable in nature. The carrying values of the outstanding balance on the term loan under the Company’s senior credit facility and the outstanding balance on the Company’s accounts receivable securitization facility (the “Securitization Facility”) approximate their fair values since they bear interest rates that are similar to existing market rates. The fair values of the 2026 Notes, 2028 Notes, and 2033 Notes (as defined in Note 7) are based on quoted prices in active markets and are classified within Level 2 of the fair value hierarchy. The Company does not adjust the quoted market prices for such financial instruments.
During the three months ended February 28, 2025 and February 29, 2024, there were no transfers between the fair value measurement category levels.
NOTE 7—BORROWINGS:
Borrowings consist of the following:

	As of
	February 28, 2025	November 30, 2024
Other loans	$460	$2,522
Current portion of long-term debt	$460	$2,522

6.650% Senior Notes due 2026	$800,000	$800,000
6.600% Senior Notes due 2028	800,000	800,000
6.850% Senior Notes due 2033	550,000	550,000
Credit Facility - Term Loan component	1,500,000	1,500,000
Securitization Facility	552,000	371,000
Sellers’ Note	725,726	740,466
Other loans	—	3,643
Long-term debt, before unamortized debt discount and issuance costs	4,927,726	4,765,109
Less: unamortized debt discount and issuance costs	(26,294)	(32,053)
Long-term debt, net	$4,901,432	$4,733,056

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
The Restated Credit Facility provides for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $1,042,500. The Restated Credit Facility also provides for a senior unsecured term loan facility in an aggregate principal amount not to exceed approximately $2,144,700 (the “Term Loan”), of which $1,850,000 was incurred upon the amendment and approximately $294,702 was drawn on a delayed draw basis on the closing date of the Webhelp Combination (the “Closing Date”). Aggregate borrowing capacity under the Restated Credit Facility may be increased by up to an additional $500,000 by increasing the amount of the revolving credit facility or by incurring additional term loans, in each case subject to the satisfaction of certain conditions set forth in the Restated Credit Facility, including the receipt of additional commitments for such increase.
As of both February 28, 2025 and November 30, 2024, the outstanding principal balance on the Term Loan was $1,500,000 due to principal payments made subsequent to the Closing Date. During the three months ended February 29, 2024, the Company voluntarily prepaid $100,000 of the principal balance on the Term Loan, without penalty.
The maturity date of the Restated Credit Facility is December 27, 2026, subject, in the case of the revolving credit facility, to two one-year extensions upon the Company’s prior notice to the lenders and the agreement of the lenders to extend such maturity date. Due to voluntary prepayments, no principal payment on the term loans is due until the remaining outstanding principal amount is due in full on the maturity date.
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

The Restated Credit Facility contains certain loan covenants that are customary for credit facilities of this type and that restrict the ability of Concentrix Corporation and its subsidiaries to take certain actions, including the creation of liens, mergers or consolidations, changes to the nature of their business, and, solely with respect to subsidiaries of Concentrix Corporation, incurrence of indebtedness. In addition, the Restated Credit Facility contains financial covenants that require the Company to maintain at the end of each fiscal quarter, (i) a consolidated leverage ratio (as defined in the Restated Credit Facility) not to exceed 3.75 to 1.0 (or for certain periods following certain qualified acquisitions 4.25 to 1.0) and (ii) a consolidated interest coverage ratio (as defined in the Restated Credit Facility) equal to or greater than 3.00 to 1.0. The Restated Credit Facility also contains various customary events of default, including payment defaults, defaults under certain other indebtedness, and a change of control of Concentrix Corporation.
None of Concentrix’ subsidiaries guarantees the obligations under the Restated Credit Facility.
As of February 28, 2025 and November 30, 2024, no amounts were outstanding under the Company’s revolving credit facility.
Securitization Facility
On January 14, 2025, the Company entered into an amendment to the Securitization Facility to increase the commitment of the lenders to provide available borrowings from up to $600,000 to up to $700,000 and extend the termination date of the Securitization Facility from April 24, 2026 to January 14, 2027. For borrowings that are funded by certain lenders through the issuance of commercial paper, the amendment also reduced the spread to the applicable commercial paper rate from 0.80% to 0.75%.

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
Under the Securitization Facility, Concentrix Corporation and certain of its subsidiaries (the “Originators”) sell or otherwise transfer all of their accounts receivable to a special purpose bankruptcy-remote subsidiary of the Company (the “Borrower”) that grants a security interest in the receivables to the lenders in exchange for available borrowings of up to $700,000. The amount received under the Securitization Facility is recorded as debt on the Company’s consolidated balance sheets. Borrowing availability under the Securitization Facility may be limited by the Company’s accounts receivable balances, changes in the credit ratings of the clients comprising the receivables, client concentration levels in the receivables, and certain characteristics of the accounts receivable being transferred (including factors tracking performance of the accounts receivable over time).
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

Amounts outstanding under the Sellers’ Note have been classified as long-term debt within the consolidated balance sheet based on the Company’s ability and intent to refinance on a long-term basis as of February 28, 2025 and November 30, 2024.
Covenant compliance
As of February 28, 2025 and November 30, 2024, Concentrix was in compliance with all covenants for the above arrangements.
NOTE 8—EARNINGS PER SHARE:

Basic and diluted earnings per common share (“EPS”) are computed using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating security.

	Three Months Ended
	February 28, 2025	February 29, 2024
Basic earnings per common share:
Net income	$70,257	$52,102
Less: net income allocated to participating securities(1)	(3,417)	(2,002)
Net income attributable to common stockholders	$66,840	$50,100

Weighted-average number of common shares - basic	64,037	65,664

Basic earnings per common share	$1.04	$0.76

Diluted earnings per common share:
Net income	$70,257	$52,102
Less: net income allocated to participating securities(1)	(3,416)	(1,998)
Net income attributable to common stockholders	$66,841	$50,104

Weighted-average number of common shares - basic	64,037	65,664
Effect of dilutive securities:
Stock options and certain restricted stock units	28	126
Weighted-average number of common shares - diluted	64,065	65,790

Diluted earnings per common share	$1.04	$0.76
(1)Restricted stock awards and certain restricted stock units granted to employees by the Company are considered participating securities.

NOTE 9—REVENUE:
Disaggregated revenue
In the following table, the Company’s revenue is disaggregated by primary industry verticals:

	Three Months Ended
	February 28, 2025	February 29, 2024
Industry vertical:
Technology and consumer electronics	$657,692	$665,102
Retail, travel and e-commerce	583,898	583,712
Communications and media	371,000	380,165
Banking, financial services and insurance	365,193	365,422
Healthcare	189,805	191,089
Other	204,634	217,258
Total	$2,372,222	$2,402,748
NOTE 10—PENSION AND EMPLOYEE BENEFITS PLANS:
The Company has a 401(k) plan in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in the 401(k) plan on the first day of the month after their employment date. The Company may make discretionary contributions under the plan. Employees in most of the Company’s non-U.S. legal entities are covered by government mandated defined contribution plans. During the three months ended February 28, 2025 and February 29, 2024, the Company contributed $28,621 and $26,116, respectively, to defined contribution plans.
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
Net benefit costs related to defined benefit plans were $3,883 and $3,579, during the three months ended February 28, 2025 and February 29, 2024, respectively. Service costs are recorded in cost of services and selling, general and administrative expenses while the remaining components of total pension costs are recorded within other expense (income), net in the consolidated statements of operations. On an aggregate basis, the plans were underfunded by $77,083 and $77,942 at February 28, 2025 and November 30, 2024, respectively.
NOTE 11—INCOME TAXES:
Income taxes consist of current and deferred tax expense resulting from income earned in domestic and international jurisdictions. The effective tax rates for the three months ended February 28, 2025 and February 29, 2024 were impacted by the geographic mix of worldwide income and certain discrete items, which included income tax expense of $4,269 for the three months ended February 28, 2025 related to certain tax law changes, primarily related to France.

The liability for unrecognized tax benefits was $113,486 and $112,961 at February 28, 2025 and November 30, 2024, respectively, and is included in other long-term liabilities in the consolidated balance sheets. As of February 28, 2025 and November 30, 2024, the total amount of unrecognized tax benefits that would affect income tax expense if recognized in the consolidated financial statements was $84,262 and $60,512, respectively. This amount includes net interest and penalties of $13,840 and $12,613 for the respective periods. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease between approximately $40,354 and $42,979 in the next twelve months; however, actual developments in this area could differ from those currently expected.
NOTE 12— LEASES:
The Company leases certain of its facilities and equipment under operating lease agreements, which expire in various periods through 2037. The Company’s finance leases are not material.
The following table presents the various components of operating lease costs:

	Three Months Ended
	February 28, 2025	February 29, 2024
Operating lease cost	$74,282	$68,920
Short-term lease cost	19,654	20,486
Variable lease cost	12,471	10,756
Sublease income	(1,867)	(492)
Total operating lease cost	$104,540	$99,670
The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five fiscal years and thereafter as of February 28, 2025:

Fiscal Years Ending November 30,
2025 (remaining nine months)	$225,142
2026	244,452
2027	185,300
2028	139,894
2029	85,104
Thereafter	105,957
Total payments	985,849
Less: imputed interest*	147,373
Total present value of lease payments	$838,476
*Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.
The following amounts were recorded in the consolidated balance sheets related to the Company’s operating leases:

		As of
		February 28, 2025	November 30, 2024
Operating lease ROU assets	Other assets, net	$791,059	$816,550
Current operating lease liabilities	Other accrued liabilities	241,099	235,912
Non-current operating lease liabilities	Other long-term liabilities	597,377	625,888

The following table presents supplemental cash flow information related to the Company’s operating leases. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Three Months Ended
	February 28, 2025	February 29, 2024
Cash paid for amounts included in the measurement of lease liabilities	$80,490	$75,842
Non-cash ROU assets obtained in exchange for lease liabilities	40,593	87,511
The weighted-average remaining lease term and discount rate as of February 28, 2025 and November 30, 2024 were as follows:

	As of
	February 28, 2025	November 30, 2024
Weighted-average remaining lease term (years)	4.33	4.50
Weighted-average discount rate	6.88%	6.91%
NOTE 13—COMMITMENTS AND CONTINGENCIES:
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
NOTE 14—STOCKHOLDERS’ EQUITY:

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
During the three months ended February 28, 2025 and February 29, 2024 under the share repurchase program, the Company repurchased 540 and 237 shares, respectively, of its common stock for an aggregate purchase price of $25,846 and $21,674, respectively. The share repurchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes. At February 28, 2025, approximately $582,330 remained available for share repurchases under the existing authorization from the Company’s board of directors.
During March 2025, the Company repurchased 316 shares of its common stock under the share repurchase program for an aggregate purchase price of $14,472.

Dividends
During fiscal years 2025 and 2024, the Company paid the following dividends per share approved by the Company’s board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
January 24, 2024	February 5, 2024	$0.3025	February 15, 2024
March 26, 2024	April 26, 2024	$0.3025	May 7, 2024
June 26, 2024	July 26, 2024	$0.3025	August 6, 2024
September 25, 2024	October 25, 2024	$0.33275	November 5, 2024
January 15, 2025	January 31, 2025	$0.33275	February 11, 2025

On March 26, 2025, the Company announced a cash dividend of $0.33275 per share to stockholders of record as of the close of business on April 25, 2025, payable on May 6, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2024, as filed with the Securities and Exchange Commission on January 28, 2025. References to “we,” “our,” “us,” or “the Company” or “Concentrix” refer to Concentrix Corporation and its subsidiaries.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our expected future financial condition and growth, cash flows, results of operations, effective tax rate, leverage, liquidity, business strategy, competitive position, demand and market acceptance for our services and products portfolio, seasonality of our business, international operations, the potential benefits associated with use of the Company’s technology and services, acquisition opportunities and the anticipated impact of acquisitions, capital allocation and dividends, growth opportunities, spending, capital expenditures and investments, debt repayment and obligations, competition and market forecasts, industry trends, our human capital resources and sustainability initiatives, and statements that include words such as believe, expect, may, will, provide, could, should, and other similar expressions. These forward-looking statements are inherently uncertain and involve substantial risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Risks and uncertainties include, among other things: risks related to general economic conditions and their effects on our clients’ businesses, including consumer demand, interest rates, inflation, international tariffs, supply chains, and the effects of the conflicts in Ukraine and Gaza; cyberattacks on our or our clients’ networks and information technology systems; uncertainty around, and disruption from, new and emerging technologies, including the adoption and utilization of artificial intelligence (“AI”) and generative AI; the failure of our staff and contractors to adhere to our and our clients’ controls and processes; the inability to protect personal and proprietary information; the effects of communicable diseases or other public health crises, natural disasters, and adverse weather conditions; geopolitical, economic and climate- or weather-related risks in regions with a significant concentration of our operations; the ability to successfully execute our strategy; competitive conditions in our industry and consolidation of our competitors; variability in demand by our clients or the early termination of our client contracts; the level of business activity of our clients and the market acceptance and performance of their products and services; the demand for end-to-end solutions and technology; damage to our reputation through the actions or inactions of third parties; changes in law, regulations or regulatory guidance, or changes in their interpretation or enforcement; the operability of our communication services and information technology systems and networks; the loss of key personnel or the inability to attract and retain staff with the skills and expertise needed for our business; increases in the cost of labor; the inability to successfully identify, complete and integrate strategic acquisitions or investments or realize anticipated benefits within the expected timeframe, including with respect to our combination with Webhelp; higher than expected tax liabilities; currency exchange rate fluctuations; investigative or legal actions; and other risks that are described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2024. We do not intend to update forward-looking statements, which speak only as of the date hereof, unless otherwise required by law.

Concentrix, Webhelp, and all Concentrix company, product, and services word and design marks and slogans are trademarks or registered trademarks of Concentrix Corporation and its subsidiaries. Other names and marks are the property of their respective owners. All rights reserved.
Overview and Basis of Presentation
Concentrix is a global technology and services leader that powers our clients’ brand experiences and digital operations. We design, build, and run fully integrated, end-to-end solutions, including customer experience (“CX”) process optimization, technology innovation and design engineering, front- and back-office automation, analytics and business transformation services to clients in five primary industry verticals. Our differentiated portfolio of solutions supports Fortune Global 500 as well as new economy clients across the globe in their efforts to deliver an optimized, consistent brand experience across all channels of communication, including voice, chat, email, generative AI-powered self-service, social media, asynchronous messaging, and custom applications. We strive to deliver exceptional services globally supported by our deep industry knowledge, technology and security practices, talented people, and digital and analytics expertise.

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
Webhelp Combination

On September 25, 2023, we completed our acquisition (the “Webhelp Combination”) of all of the issued and outstanding capital stock (the “Shares”) of Marnix Lux SA, (“Webhelp”), from the holders thereof (the “Sellers”). The purchase consideration for the acquisition of the Shares was valued at approximately $3,774.8 million, net of cash and restricted cash acquired.
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
Through the first quarter of fiscal years 2025 and 2024, approximately 89% and 79%, respectively, of our consolidated revenue was generated from our non-U.S. operations, and approximately 55% and 50%, respectively, of our consolidated revenue was priced in U.S. dollars. We expect that a significant amount of our revenue will continue to be generated from our non-U.S. operations while being priced in U.S. dollars. As a result, we have certain client contracts that are priced in non-U.S. dollar currencies for which a substantial portion of the costs to deliver the services are in other currencies. Accordingly, our revenue may be earned in currencies that are different from the currencies in which we incur corresponding expenses. Fluctuations in the value of currencies, such as the Philippine peso, the Indian rupee, the euro, and the Canadian dollar, against the U.S. dollar or other currencies in which we bill our clients, and inflation in the local economies in which these delivery centers are located, can impact the operating and labor costs in these delivery centers, which can result in reduced profitability. As a result, our revenue growth, costs, and profitability have been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates and inflation.
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
Economic and Industry Trends
The industry in which we operate is competitive, including on the basis of pricing terms, delivery capabilities, and quality of services. Further, there can be competitive pressure for labor in various markets, which could result in increased labor costs. Accordingly, we could be subject to pricing and labor cost pressures and may experience a decrease in revenue and operating income. Our business operates globally in 75 countries across six continents. We have significant concentrations in the Philippines, India,

Brazil, the United States, Egypt, Türkiye, Colombia, Malaysia, Morocco, China, the United Kingdom, and elsewhere throughout EMEA, Latin America, and Asia-Pacific. Accordingly, we would be impacted by economic strength or weakness in these geographies and by the strengthening or weakening of local currencies relative to the U.S. dollar.
Seasonality
Our revenue and margins fluctuate with the underlying trends in our clients’ businesses and trends in the level of consumer activity. As a result, our revenue and margins are typically higher in the fourth fiscal quarter of the year than in any other fiscal quarter.
Critical Accounting Policies and Estimates
During the three months ended February 28, 2025, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2024.

Results of Operations – Three Months Ended February 28, 2025 and February 29, 2024

	Three Months Ended
	February 28, 2025	February 29, 2024

	($ in thousands)
Revenue	$2,372,222	$2,402,748
Cost of revenue	1,516,323	1,546,219
Gross profit	855,899	856,529
Selling, general and administrative expenses	687,032	708,090
Operating income	168,867	148,439
Interest expense and finance charges, net	72,994	82,439
Other expense (income), net	(4,919)	(6,824)
Income before income taxes	100,792	72,824
Provision for income taxes	30,535	20,722
Net income	$70,257	$52,102
Revenue

	Three Months Ended		% Change
	February 28, 2025	February 29, 2024	2025 to 2024

	($ in thousands)
Industry vertical:
Technology and consumer electronics	$657,692	$665,102	(1.1)%
Retail, travel and e-commerce	583,898	583,712	—%
Communications and media	371,000	380,165	(2.4)%
Banking, financial services and insurance	365,193	365,422	(0.1)%
Healthcare	189,805	191,089	(0.7)%
Other	204,634	217,258	(5.8)%
Total	$2,372,222	$2,402,748	(1.3)%
We generate revenue by delivering our technology and services to our clients categorized in the above primary industry verticals. Our solutions focus on customer engagement, process optimization, and back-office automation.
Our revenue decreased by 1.3% for the three months ended February 28, 2025, compared to the three months ended February 29, 2024. Contributing to the decrease in revenue was the negative effect of changes in foreign currency exchange rates of $62.4 million, or 2.6%. The unfavorable foreign currency rate impact on revenue was primarily due to the weakening of the euro, the Brazilian real and several other currencies against the U.S. dollar. Partially offsetting this decrease in revenue due to foreign currency exchange rates were increases in our revenue due to underlying client volumes.
For the three months ended February 28, 2025, revenue across all verticals decreased in comparison to the prior period, with the exception of retail, travel, and e-commerce which remained flat over the prior period. Revenue in our technology and consumer electronics vertical decreased 1.1%, which included a decrease as a result of foreign currency exchange rates partially offset by increases in underlying business, primarily from several social media and internet-related service clients. Revenue in our retail, travel and e-commerce vertical remained flat, which included increases in underlying business, primarily from several larger clients in this vertical, offset by a decrease as a result of foreign currency exchange rates. Revenue in our communication and media vertical decreased 2.4%, which included a decrease as a result of foreign currency exchange rates, partially offset by increases in underlying business primarily from several clients in the vertical. Revenue in our banking, financial services and insurance vertical decreased 0.1%, which included a decrease as a result of foreign currency exchange rates partially offset by increases in underlying business, primarily from several clients in the vertical. Revenue in our healthcare vertical decreased 0.7%, which included a decrease as a result of foreign currency exchange rates and decreases in underlying business, primarily from a larger client in the vertical. Revenue in our other vertical decreased 5.8%, which included a decrease as a result of foreign currency exchange rates and decreases in underlying business primarily related to an automotive client.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended		% Change
	February 28, 2025	February 29, 2024	2025 to 2024

	($ in thousands)
Cost of revenue	$1,516,323	$1,546,219	(1.9)%
Gross profit	$855,899	$856,529	(0.1)%
Gross margin %	36.1%	35.6%
Cost of revenue consists primarily of personnel costs. Gross margins can be impacted by resource location, client mix and pricing, additional lead time for programs to be fully scalable, and transition and initial set-up costs.
Our cost of revenue decreased by 1.9% in the three months ended February 28, 2025, compared to the three months ended February 29, 2024. Contributing to the decrease in cost of revenue was a $79.3 million, or 5.1%, net reduction in our cost of revenue due to changes in foreign currency exchange rates. The foreign currency exchange rate impact on our cost of revenue was caused primarily by the weakening of the euro and Egyptian pound against the U.S. dollar. The decrease in cost of revenue as a result of foreign currency exchange rates was partially offset by increases in underlying business.
Our gross profit decreased by 0.1% in the three months ended February 28, 2025, compared to the three months ended February 29, 2024, primarily due to decreases in gross profit associated with underlying business partially offset by a net favorable foreign currency impact of $16.9 million on gross profit. Our gross margin percentage for the three months ended February 28, 2025 increased to 36.1% from 35.6% in the prior fiscal year period due to the changes previously described.
Selling, General and Administrative Expenses

	Three Months Ended		% Change
	February 28, 2025	February 29, 2024	2025 to 2024

	($ in thousands)
Selling, general and administrative expenses	$687,032	$708,090	(3.0)%
Percentage of revenue	29.0%	29.5%
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
Our selling, general and administrative expenses decreased by 3.0% in the three months ended February 28, 2025, compared to the three months ended February 29, 2024. Contributing to the decrease was a $22.2 million reduction in selling, general and administrative expenses due to changes in foreign currency exchange rates. As a percentage of revenue, selling, general and administrative expenses decreased from 29.5% in the first fiscal quarter of 2024 to 29.0% in the first fiscal quarter of 2025 primarily due to changes in foreign currency exchange rates.
Operating Income

	Three Months Ended		% Change
	February 28, 2025	February 29, 2024	2025 to 2024

	($ in thousands)
Operating income	$168,867	$148,439	13.8%
Operating margin	7.1%	6.2%
Our operating income increased during the three months ended February 28, 2025, compared to the three months ended February 29, 2024, primarily due to the decrease in selling, general and administrative expenses partially offset by a decrease in gross profit. Our operating margin in the first quarter of 2025 increased from the first quarter of 2024 due to the decrease in selling, general and administrative expenses as a percentage of revenue and the increase in gross margin percentage.

Interest Expense and Finance Charges, Net

	Three Months Ended		% Change
	February 28, 2025	February 29, 2024	2025 to 2024

	($ in thousands)
Interest expense and finance charges, net	$72,994	$82,439	(11.5)%
Percentage of revenue	3.1%	3.4%
Amounts recorded in interest expense and finance charges, net consist primarily of interest expense on our senior notes issued in August 2023, interest expense on term loan borrowings under our senior credit facility, interest expense on borrowings under our accounts receivable securitization facility (the “Securitization Facility”), and interest expense on the promissory note issued by us to certain Sellers in connection with the Webhelp Combination (the “Sellers’ Note”).
The decrease in interest expense and finance charges, net for the three months ended February 28, 2025, compared to the three months ended February 29, 2024, was primarily due to a decrease in interest expense on our term loan borrowings under our senior credit facility of $11.7 million. The decrease is a result of the decrease in outstanding borrowings and a decrease in the effective interest rate on the borrowings. The decrease was partially offset by an increase in interest expense on our Securitization Facility of $2.2 million primarily due to the increase in outstanding borrowings in comparison to the prior year period.
Other Expense (Income), Net

	Three Months Ended		% Change
	February 28, 2025	February 29, 2024	2025 to 2024

	($ in thousands)
Other expense (income), net	$(4,919)	$(6,824)	(27.9)%
Percentage of revenue	(0.2)%	(0.3)%
Amounts recorded as other expense (income), net primarily include foreign currency transaction gains and losses other than cash flow hedges, investment gains and losses, the non-service component of pension costs, other non-operating gains and losses, and changes in acquisition contingent consideration related to the Webhelp Combination.
Other expense (income), net in the three months ended February 28, 2025 was income of $4.9 million, compared to income of $6.8 million in the three months ended February 29, 2024. The change in other expense (income), net over the prior fiscal year period was primarily due to a decrease in income of $12.9 million related to the change in acquisition contingent consideration associated with the Webhelp Combination partially offset by net foreign currency gains of $10.8 million.
Provision for Income Taxes

	Three Months Ended		% Change
	February 28, 2025	February 29, 2024	2025 to 2024

	($ in thousands)
Provision for income taxes	$30,535	$20,722	47.4%
Percentage of income before income taxes	30.3%	28.5%
Our provision for income taxes consists of our current and deferred tax expense resulting from our income earned in domestic and international jurisdictions.
Our provision for income taxes increased in the three months ended February 28, 2025, compared to the three months ended February 29, 2024, primarily due to an increase in income before taxes and income tax expense of $4.3 million related to certain tax law changes, primarily in France. The effective tax rate for the three months ended February 28, 2025 increased compared to the three months ended February 29, 2024, primarily due to the tax law changes and a change in the mix of income earned in different tax jurisdictions between periods.

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
•Non-GAAP net income, which is net income excluding the tax effected impact of acquisition-related and integration expenses, including related restructuring costs, step-up depreciation, amortization of intangible assets, share-based compensation, imputed interest related to the Sellers’ Note, change in acquisition contingent consideration and foreign currency losses (gains), net. Non-GAAP net income also excludes the income tax effect of certain tax law changes.

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
•Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share, tax effected impact of acquisition-related and integration expenses, including related restructuring costs, step-up depreciation, amortization of intangible assets, share-based compensation, imputed interest related to the Sellers’ Note, change in acquisition contingent consideration and foreign currency losses (gains), net. Non-GAAP EPS also excludes the per share income tax effect of certain tax law changes. Non-GAAP EPS excludes net income attributable to participating securities, and the per share, tax-effected impact of adjustments to net income described above that are attributable to common shareholders.

We believe that providing this additional information is useful to the reader to better assess and understand our base operating performance, especially when comparing results with previous periods and for planning and forecasting in future periods, primarily because management typically monitors the business adjusted for these items in addition to GAAP results. Management also uses these non-GAAP measures to establish operational goals and, in some cases, for measuring performance for compensation purposes. These non-GAAP financial measures exclude amortization of intangible assets. Our acquisition activities have resulted in the recognition of intangible assets, which consist primarily of customer relationships, technology, and trade names. Finite-lived intangible assets are amortized over their estimated useful lives and are tested for impairment when events indicate that the carrying value may not be recoverable. The amortization of intangible assets is reflected in our statements of operations. Although intangible assets contribute to our revenue generation, the amortization of intangible assets does not directly relate to the services performed for our clients. Additionally, intangible asset amortization expense typically fluctuates based on the size and timing of our acquisition activity. Accordingly, we believe excluding the amortization of intangible assets, along with the other non-GAAP adjustments, which neither relate to the ordinary course of our business nor reflect our underlying business performance, enhances our and our investors’ ability to compare our past financial performance with its current performance and to analyze underlying business performance and trends. Intangible asset amortization excluded from the related non-GAAP financial measure represents the entire amount recorded within our GAAP financial statements, and the revenue generated by the associated intangible assets has not been excluded from the related non-GAAP financial measure. Intangible asset amortization is excluded from the related non-GAAP financial measure because the amortization, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired, or the estimated useful life of an intangible asset is revised. These non-GAAP financial measures also exclude share-based compensation expense. Given the subjective assumptions and the variety of award types that companies can use when calculating share-based compensation expense, management believes this additional information allows investors to make additional comparisons between our operating results and those of our peers. As these non-GAAP financial measures are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies. These non-GAAP financial measures should not be considered in isolation or as a substitute for the comparable GAAP measures and should be used as a complement to, and in conjunction with, data presented in accordance with GAAP.

	Three Months Ended
	February 28, 2025	February 29, 2024
	($ in thousands, except per share amounts)

Operating income	$168,867	$148,439
Acquisition-related and integration expenses (1)	18,024	30,173
Step-up depreciation	2,376	2,501
Amortization of intangibles	105,619	116,302
Share-based compensation	26,600	21,646
Non-GAAP operating income	$321,486	$319,061

Net income	$70,257	$52,102
Interest expense and finance charges, net	72,994	82,439
Provision for income taxes	30,535	20,722
Other expense (income), net	(4,919)	(6,824)
Acquisition-related and integration expenses (1)	18,024	30,173
Step-up depreciation	2,376	2,501
Amortization of intangibles	105,619	116,302
Share-based compensation	26,600	21,646
Depreciation (exclusive of step-up depreciation)	52,721	65,257
Adjusted EBITDA	$374,207	$384,318

Operating margin	7.1%	6.2%
Non-GAAP operating margin	13.6%	13.3%
Adjusted EBITDA margin	15.8%	16.0%

Net income	$70,257	$52,102
Acquisition-related and integration expenses (1)	18,024	30,173
Step-up depreciation	2,376	2,501
Imputed interest related to Sellers' Note included in interest expense and finance charges, net	4,186	4,178
Change in acquisition contingent consideration included in other expense (income), net	(2,024)	(14,897)
Foreign currency losses (gains), net (2)	(4,179)	6,610
Amortization of intangibles	105,619	116,302
Share-based compensation	26,600	21,646
Income taxes related to the above (3)	(36,992)	(42,960)
Income tax effect of change in tax law	4,269	—
Non-GAAP net income	$188,136	$175,655

	Three Months Ended
	February 28, 2025	February 29, 2024
	($ in thousands, except per share amounts)

Diluted earnings per common share (“EPS”)	$1.04	$0.76
Acquisition-related and integration expenses (1)	0.27	0.44
Step-up depreciation	0.04	0.04
Imputed interest related to Sellers' Note included in interest expense and finance charges, net	0.06	0.06
Change in acquisition contingent consideration included in other expense (income), net	(0.03)	(0.22)
Foreign currency losses (gains), net (2)	(0.06)	0.10
Amortization of intangibles	1.57	1.70
Share-based compensation	0.40	0.32
Income taxes related to the above (3)	(0.56)	(0.63)
Income tax effect of change in tax law	0.06	—
Non-GAAP Diluted EPS	$2.79	$2.57

(1) For the three months ended February 28, 2025 and February 29, 2024, acquisition-related and integration expenses, including restructuring costs, primarily included integration costs associated with the Company’s combination with Webhelp. These costs primarily include severance and employee-related costs, costs associated with facilities consolidation, including lease terminations to integrate the businesses, and information technology system consolidation costs.
(2) Foreign currency losses (gains), net are included in other expense (income), net and primarily consist of gains and losses recognized on the revaluation and     settlement of foreign currency transactions and realized and unrealized gains and losses on derivative contracts that do not qualify for hedge accounting.

(3) The tax effect of taxable and deductible non-GAAP adjustments was calculated using the tax-deductible portion of the expenses and applying the entity specific, statutory tax rates applicable to each item during the respective periods.

Liquidity and Capital Resources
Our primary uses of cash are working capital, capital expenditures to expand our delivery footprint and enhance our technology solutions, debt repayments, acquisitions, and acquisition-related and integration expenses, including in connection with the Webhelp Combination. Our financing needs for these uses of cash have been a combination of operating cash flows and third-party debt arrangements. Our working capital needs are primarily to finance accounts receivable. When our revenue is increasing, our net investment in working capital typically increases. Conversely, when revenue is decreasing, our net investment in working capital typically decreases. To increase our market share and better serve our clients, we may further expand our operations through investments or acquisitions. We expect that such expansion would require an initial investment in working capital, personnel, facilities, and operations. These investments or acquisitions would likely be funded primarily by our existing cash and cash equivalents, available liquidity, including capacity on our debt arrangements, or the issuance of securities. We funded the Webhelp Combination through (i) proceeds from our August 2023 offering and sale of senior notes, (ii) term loan borrowings under our senior credit facility, and (iii) cash on hand.

In September 2021, considering our strong free cash flow, low leverage, and adequate liquidity to support capital return to stockholders while maintaining flexibility to pursue acquisitions, our board of directors authorized a share repurchase program. Under the share repurchase program, the board of directors authorized the repurchase of up to $500 million of our common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. In January 2025, our board of directors extended our share repurchase program by authorizing an increase of the amount remaining for share repurchases under the existing share repurchase authorization to $600 million. The share repurchase program has no termination date and may be suspended or discontinued at any time. During the three months ended February 28, 2025 and February 29, 2024, we repurchased 539,802 and 237,105 shares, respectively, of our common stock under the share repurchase program for approximately $25.8 million and $21.7 million, respectively, in the aggregate. At February 28, 2025, approximately $582.3 million remained available for share repurchases under the existing authorization from our board of directors.
During March 2025, we repurchased 315,684 shares of our common stock under the share repurchase program for an aggregate purchase price of $14.5 million.

During fiscal years 2025 and 2024, we paid the following dividends per share approved by our board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
January 24, 2024	February 5, 2024	$0.3025	February 15, 2024
March 26, 2024	April 26, 2024	$0.3025	May 7, 2024
June 26, 2024	July 26, 2024	$0.3025	August 6, 2024
September 25, 2024	October 25, 2024	$0.33275	November 5, 2024
January 15, 2025	January 31, 2025	$0.33275	February 11, 2025

On March 26, 2025, we announced a cash dividend of $0.33275 per share to stockholders of record as of the close of business on April 25, 2025, payable on May 6, 2025.

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

Concurrent with entering into the cross-currency interest rate swaps with certain financial institutions, Marnix SAS, an indirect wholly owned subsidiary of Concentrix Corporation, entered into corresponding U.S. dollar denominated intercompany loan agreements with certain other subsidiaries of Concentrix with identical terms and notional amounts as the underlying $500 million U.S. dollar denominated senior notes, with reciprocal cross-currency interest rate swaps.

Restated Credit Facility

On April 21, 2023, we entered into an Amendment and Restatement Agreement (the “Amendment Agreement”) with the lenders party thereto, JPMorgan Chase Bank, N.A. and Bank of America, N.A. to amend and restate our prior credit agreement dated as of October 16, 2020 (the “Prior Credit Facility” and as amended and restated, the “Restated Credit Facility”).
The Restated Credit Facility provides for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $1,042.5 million. The Restated Credit Facility also provides for a senior unsecured term loan facility in an aggregate principal amount not to exceed approximately $2,144.7 million (the “Term Loan”), of which $1,850 million was incurred upon the amendment and approximately $294.7 million was drawn on a delayed draw basis (the “Delayed Draw Term Loans”) on the closing date of the Webhelp Combination. Aggregate borrowing capacity under the Restated Credit Facility may be increased by up to an additional $500 million by increasing the amount of the revolving credit facility or by incurring additional term loans, in each case subject to the satisfaction of certain conditions set forth in the Restated Credit Facility, including the receipt of additional commitments for such increase.
As of both February 28, 2025 and November 30, 2024, the outstanding principal balance on the Term Loan was $1,500 million. During the three months ended February 29, 2024, we voluntarily prepaid $100 million of the principal balance on the Term Loan without penalty.

The maturity date of the Restated Credit Facility is December 27, 2026, subject, in the case of the revolving credit facility, to two one-year extensions upon our prior notice to the lenders and the agreement of the lenders to extend such maturity date. Due to voluntary prepayments, no principal payment on the term loans is due until the remaining outstanding principal amount is due in full on the maturity date.

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
At February 28, 2025 and November 30, 2024, no amounts were outstanding under our revolving credit facility.

Securitization Facility

On January 14, 2025, we entered into an amendment to the Securitization Facility to (i) increase in the commitment of the lenders to provide available borrowings from up to $600 million to up to $700 million and (ii) extend the termination date of the Securitization Facility from April 24, 2026 to January 14, 2027. For borrowings that are funded by certain lenders through the issuance of commercial paper, the amendment also reduced the spread to the applicable commercial paper rate from 0.80% to 0.75%.
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
Under the Securitization Facility, Concentrix Corporation and certain of its U.S. based subsidiaries sell or otherwise transfer all of their accounts receivable to a special purpose bankruptcy-remote subsidiary of Concentrix Corporation that grants a security interest in the receivables to the lenders in exchange for available borrowings of up to $700 million. Borrowing availability under the Securitization Facility may be limited by our accounts receivable balances, changes in the credit ratings of our clients comprising the receivables, client concentration levels in the receivables, and certain characteristics of the accounts receivable being transferred (including factors tracking performance of the accounts receivable over time).

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

Amounts outstanding under the Sellers’ Note have been classified as long-term debt within the consolidated balance sheet based on our ability and intent to refinance on a long-term basis as of February 28, 2025 and November 30, 2024.

As of February 28, 2025 and November 30, 2024, we were in compliance with the debt covenants related to our debt arrangements.

Cash Flows – Three Months Ended February 28, 2025 and February 29, 2024
The following summarizes our cash flows for the three months ended February 28, 2025 and February 29, 2024, as reported in our consolidated statement of cash flows in the accompanying consolidated financial statements.

	Three Months Ended
	February 28, 2025	February 29, 2024

	($ in thousands)
Net cash provided by (used in) operating activities	$1,408	$(46,870)
Net cash used in investing activities	(51,281)	(60,562)
Net cash provided by financing activities	102,300	14,444
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,582)	(5,544)
Net increase (decrease) in cash, cash equivalents and restricted cash	$45,845	$(98,532)
Cash, cash equivalents and restricted cash at beginning of year	429,604	516,487
Cash, cash equivalents and restricted cash at the end of the period	$475,449	$417,955
Operating Activities
Net cash provided by operating activities was $1.4 million for the three months ended February 28, 2025, compared to net cash used in operating activities of $46.9 million for the three months ended February 29, 2024. The change over the prior year period was primarily due to favorable changes in working capital and an increase in net income.

Investing Activities

Net cash used in investing activities for the three months ended February 28, 2025 was $51.3 million, compared to $60.6 million for the three months ended February 29, 2024. The decrease in net cash used in investing activities over the prior year period primarily related to a decrease in capital expenditures.

Financing Activities
Net cash provided by financing activities for the three months ended February 28, 2025 was $102.3 million, consisting of net borrowings under our Securitization Facility of $181 million partially offset by share repurchases of $25.8 million, dividends paid of $22.4 million, a deferred acquisition consideration payment of $3.5 million, and a change in funds held for clients of $20.5 million.
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

Free Cash Flow and Adjusted Free Cash Flow (non-GAAP measures)

	Three Months Ended
	February 28, 2025	February 29, 2024

	($ in thousands)
Net cash provided by (used in) operating activities	$1,408	$(46,870)
Purchases of property and equipment	(50,618)	(56,059)
Free cash flow (a non-GAAP measure)	$(49,210)	$(102,929)
Change in outstanding factoring balances	9,394	21,624
Adjusted free cash flow (a non-GAAP measure)	$(39,816)	$(81,305)
Our free cash flow was a use of cash of $49.2 million for the three months ended February 28, 2025 compared to a use of cash of $102.9 million for the three months ended February 29, 2024. The increase in free cash flow for the three months ended February 28, 2025 compared to the prior fiscal year period was due to the increase in cash provided by operating activities and a decrease in capital expenditures.
Our adjusted free cash flow was a use of cash of $39.8 million for the three months ended February 28, 2025 compared to a use of cash of $81.3 million for the three months ended February 29, 2024. The increase in adjusted free cash flow for the three months ended February 28, 2025 compared to the prior year period was due to an increase in free cash flow partially offset by a decrease in the change in outstanding factoring balances.

Capital Resources
As of February 28, 2025, we had total liquidity of $1,498.5 million, which includes undrawn capacity on our revolving credit facility of $1,042.5 million, undrawn capacity of $148.0 million under our Securitization Facility, and cash and cash equivalents.
Our cash and cash equivalents totaled $308.0 million and $240.6 million as of February 28, 2025 and November 30, 2024, respectively. Of our total cash and cash equivalents, 98% were held by our non-U.S. legal entities as of both February 28, 2025 and November 30, 2024. The cash and cash equivalents held by our non-U.S. legal entities are no longer subject to U.S. federal tax on repatriation into the United States; repatriation of some non-U.S. balances is restricted by local laws. Historically, we have fully utilized and reinvested all non-U.S. cash to fund our international operations and expansions; however, we have recorded deferred tax liabilities related to non-U.S. withholding taxes on the earnings of certain previously acquired non-U.S. entities that are likely to be repatriated in the future. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of the state and withholding taxes depending upon the planned timing and manner of such repatriation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
We are and will be exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from changes in market rates and prices. Our risk management strategy includes managing these risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. We utilize derivative financial instruments to hedge economic exposures, as well as reduce earnings and cash flow volatility resulting from shifts in market rates. In using derivative financial instruments to hedge our exposures to changes in exchange rates, we expose ourselves to counterparty credit risk. We manage our exposure to counterparty credit risk by entering into derivative financial instruments with investment grade-rated institutions that can be expected to perform fully under the terms of the agreements and by diversifying the financial institutions with which we enter into such agreements. There can be no guarantee that the risk management activities that we have entered into will be sufficient to fully offset market risk or reduce earnings and cash flow volatility resulting from shifts in market rates. See Note 5 of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional discussion of our financial risk management.
Foreign Currency Risk
While approximately 55% of our revenue is priced in U.S. dollars, we recognize a substantial amount of revenue under contracts that are denominated in euros, British pounds, Japanese yen, and Brazilian real, among other currencies. A significant increase in the value of the U.S. dollar relative to these currencies may have a material adverse effect on the value of those services when translated into U.S. dollars.
We serve many of our U.S.-based, European and British clients from our delivery centers located around the world. As a result, a substantial portion of the costs to deliver these services are denominated in the local currency of the country where the services are performed. This creates foreign exchange exposure for us. As of February 28, 2025, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in certain foreign currencies by entering into hedging contracts with institutions to acquire a total of PHP 41,730.0 million at a fixed price of $725.0 million at various dates through February 2027; and INR 28,580.0 million at a fixed price of $330.3 million at various dates through February 2027. The fair value of these derivative instruments as of February 28, 2025 is presented in Note 6 of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The potential loss in fair value at February 28, 2025 for such contracts resulting from a hypothetical 10% adverse change in the underlying foreign currency exchange rates is approximately $103.7 million. This loss would be substantially mitigated by corresponding gains on the underlying foreign currency exposures.
Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into hedging contracts that are not denominated as hedges. The purpose of these derivative instruments is to mitigate the risk of foreign currency exposure related to receivables, payables, and intercompany transactions that are denominated in currencies that are different from the functional currencies of our respective legal entities that are party to the transactions. As of February 28, 2025, the fair value of these derivatives not designated as hedges was a net receivable of $8.4 million.
Interest Rate Risk
At February 28, 2025, our outstanding debt under our Restated Credit Facility and our Securitization Facility is variable rate debt, which exposes the Company to changes in interest rates. Holding other variables constant, including the total amount of outstanding indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated increase in interest expense of approximately $20.5 million per year.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during our first fiscal quarter of fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe that these proceedings will have a material adverse effect on the results of our operations, our financial position, or the cash flows of our business. During the three months ended February 28, 2025, there were no new material legal proceedings and no material developments in any legal proceedings reported in our Annual Report on Form 10-K for the fiscal year ended November 30, 2024.
ITEM 1A. RISK FACTORS

You should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, and financial condition set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2024. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company’s purchases of common stock under the Company’s share repurchase program during the fiscal quarter ended February 28, 2025:

Period	Total number of shares purchased (1), (2)	Average price paid per share	Total number of shares purchased as part of publicly announced program (3)	Maximum dollar amount that may yet be purchased under the program (in thousands)(3)
December 1, 2024 - December 31, 2024	157,155	$43.55	150,563	$147,481
January 1, 2025 - January 31, 2025	236,811	$50.05	212,916	$590,969
February 1, 2025 - February 28, 2025	188,348	$49.21	176,323	$582,330
Total	582,314	$48.02	539,802
(1) Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations.
(2) Includes shares repurchased as part of the Company’s share repurchase program initiated in September of 2021.
(3) In January 2025, the Company’s board of directors extended the share repurchase program by authorizing an increase of the amount remaining for share repurchases under the existing share repurchase authorization to $600,000. The repurchase program has no termination date and may be suspended or discontinued at any time.

ITEM 5. OTHER INFORMATION
During the three months ended February 28, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except for as described below:

Name and Title	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Aggregate Number of Securities to be Purchased or Sold	Duration of Trading Arrangement
Cormac Twomey Executive Vice President, Customer Success	Adoption (January 28, 2025)	Rule 10b5-1 trading arrangement	Sales	Up to 4,000 shares of common stock	December 5, 2026(1)
(1) This trading arrangement terminates on the earlier of (a) the execution or expiration of all trades or trading orders, (b) notice of termination, or (c) the date listed in the table.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

2.1
Share Purchase and Contribution Agreement, dated June 12, 2023, by and among Concentrix Corporation, OSYRIS S.à r.l., Marnix Lux SA, the other beneficiaries party thereto, and Sandrine Asseraf as the PoA Seller Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2023). *

2.2
First Amendment to Share Purchase and Contribution Agreement, dated July 14, 2023, by and among Concentrix Corporation, OSYRIS S.à r.l., Marnix Lux SA, Sandrine Asseraf as the PoA Seller Representative, Priscilla Maters, as the representative of the GBL Sellers and Frédéric Jousset, and Sapiens, as the representative of the Non-PoA Sellers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2023).*

3.1
Composite Amended and Restated Certificate of Incorporation of the Company, as amended by the Certificate of Amendment of the Certificate of Incorporation of Concentrix Corporation, filed March 25, 2025.

3.2	Amended and Restated Bylaws of the Company, as amended.

10.1	Service Agreement, dated January 30, 2025, by and between Concentrix TSC UK Ltd and Craig Gibson.†

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Concentrix Corporation hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.
† Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 4, 2025	CONCENTRIX CORPORATION

	By:	/s/ Christopher Caldwell
Christopher Caldwell
President and Chief Executive Officer

	By:	/s/ Andre Valentine
Andre Valentine
Chief Financial Officer