Form 10-Q
period 2025-05-31
Concentrix Corp
filed 2025-07-03
CIK 1803599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding as of June 30, 2025
Common Stock, par value $0.0001 per share	63,025,120

CONCENTRIX CORPORATION
Form 10-Q
Index

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONCENTRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)

	May 31, 2025	November 30, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$342,759	$240,571
Accounts receivable, net	2,061,412	1,926,737
Other current assets	766,498	675,116
Total current assets	3,170,669	2,842,424
Property and equipment, net	711,463	714,517
Goodwill	5,131,900	4,986,967
Intangible assets, net	2,156,035	2,286,940
Deferred tax assets	247,536	218,396
Other assets	978,457	942,194
Total assets	$12,396,060	$11,991,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$209,472	$209,812
Current portion of long-term debt	28,331	2,522
Accrued compensation and benefits	655,511	706,619
Other accrued liabilities	997,974	977,314
Income taxes payable	82,077	99,546
Total current liabilities	1,973,365	1,995,813
Long-term debt, net	4,862,425	4,733,056
Other long-term liabilities	970,587	910,271
Deferred tax liabilities	310,983	312,574
Total liabilities	8,117,360	7,951,714
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized and no shares issued and outstanding as of May 31, 2025 and November 30, 2024, respectively	—	—
Common stock, $0.0001 par value, 250,000 shares authorized; 69,054 and 68,849 shares issued as of May 31, 2025 and November 30, 2024, respectively, and 62,930 and 64,238 shares outstanding as of May 31, 2025 and November 30, 2024, respectively	7	7
Additional paid-in capital	3,738,360	3,683,608
Treasury stock, 6,124 and 4,611 shares as of May 31, 2025 and November 30, 2024, respectively	(496,194)	(421,449)
Retained earnings	1,259,559	1,191,871
Accumulated other comprehensive loss	(223,032)	(414,313)
Total stockholders’ equity	4,278,700	4,039,724
Total liabilities and stockholders’ equity	$12,396,060	$11,991,438

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Revenue	$2,417,371	$2,380,716	$4,789,593	$4,783,464
Cost of revenue	1,569,223	1,523,147	3,085,546	3,069,366
Gross profit	848,148	857,569	1,704,047	1,714,098
Selling, general and administrative expenses	699,803	707,399	1,386,835	1,415,489
Operating income	148,345	150,170	317,212	298,609
Interest expense and finance charges, net	75,406	82,457	148,400	164,896
Other expense (income), net	21,218	(19,415)	16,299	(26,239)
Income before income taxes	51,721	87,128	152,513	159,952
Provision for income taxes	9,628	20,294	40,163	41,016
Net income	$42,093	$66,834	$112,350	$118,936

Earnings per common share:
Basic	$0.63	$0.98	$1.68	$1.75
Diluted	$0.63	$0.98	$1.68	$1.74
Weighted-average common shares outstanding:
Basic	63,355	65,270	63,693	65,466
Diluted	63,406	65,332	63,733	65,570

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Net income	$42,093	$66,834	$112,350	$118,936
Other comprehensive income (loss):
Unrealized gains (losses) of defined benefit plans, net of taxes of $0 and $(19) for the three and six months ended May 31, 2025, respectively, and $0 and $(135) for the three and six months ended May 31, 2024, respectively	(35)	(30)	1,117	1,274
Unrealized gains (losses) on hedges during the period, net of taxes of $(9,933) and $(9,114) for the three and six months ended May 31, 2025, respectively, and $7,101 and $8,429 for the three and six months ended, respectively	26,162	(20,927)	27,449	(24,947)
Reclassification of net losses (gains) on hedges to net income, net of taxes of $141 and $(1,421) for the three and six months ended May 31, 2025, respectively, and $(168) and $(18) for the three and six months ended May 31, 2024, respectively	(414)	495	4,172	68
Total change in unrealized gains (losses) on hedges, net of taxes	25,748	(20,432)	31,621	(24,879)
Foreign currency translation adjustments for the three and six months ended May 31, 2025 and May 31, 2024, respectively	219,457	(25,351)	158,543	(94,763)
Other comprehensive income (loss)	245,170	(45,813)	191,281	(118,368)
Comprehensive income	$287,263	$21,021	$303,631	$568

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency and share amounts in thousands)
(unaudited)

	Three and Six Months Ended May 31, 2025
	Common stock			Treasury stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances, February 28, 2025	69,007	$7	$3,711,701	5,193	$(449,374)	$1,239,638	$(468,202)	$4,033,770
Other comprehensive income	—	—	—	—	—	—	245,170	245,170
Share-based compensation activity	47	—	26,659	—	—	—	—	26,659
Repurchase of common stock for tax withholdings on equity awards	—	—	—	7	(1,492)	—	—	(1,492)
Repurchase of common stock	—	—	—	924	(45,328)	—	—	(45,328)
Dividends	—	—	—	—	—	(22,172)	—	(22,172)
Net income	—	—	—	—	—	42,093	—	42,093
Balances, May 31, 2025	69,054	$7	$3,738,360	6,124	$(496,194)	$1,259,559	$(223,032)	$4,278,700

Balances, November 30, 2024	68,849	$7	$3,683,608	4,611	$(421,449)	$1,191,871	$(414,313)	$4,039,724
Other comprehensive income	—	—	—	—	—	—	191,281	191,281
Share-based compensation activity	205	—	54,752	—	—	—	—	54,752
Repurchase of common stock for tax withholdings on equity awards	—	—	—	49	(3,571)	—	—	(3,571)
Repurchase of common stock	—	—	—	1,464	(71,174)	—	—	(71,174)
Dividends	—	—	—	—	—	(44,662)	—	(44,662)
Net income	—	—	—	—	—	112,350	—	112,350
Balances, May 31, 2025	69,054	$7	$3,738,360	6,124	$(496,194)	$1,259,559	$(223,032)	$4,278,700

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

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Six Months Ended
	May 31, 2025	May 31, 2024
Cash flows from operating activities:
Net income	$112,350	$118,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	111,248	128,732
Amortization	214,777	232,271
Non-cash share-based compensation expense	53,146	43,098
Provision for doubtful accounts	4,918	3,690
Deferred income taxes	(63,711)	(52,809)
Amortization of debt discount and issuance costs	12,621	12,798
Pension and other post-retirement benefit costs	7,710	7,089
Pension and other post-retirement plan contributions	—	(1,790)
Change in acquisition contingent consideration	6,667	(21,586)
Other	597	118
Changes in operating assets and liabilities:
Accounts receivable, net	(89,955)	9,030
Accounts payable	1,168	(38,206)
Other operating assets and liabilities	(133,592)	(249,902)
Net cash provided by operating activities	237,944	191,469
Cash flows from investing activities:
Purchases of property and equipment	(106,410)	(116,145)
Acquisition of business, net of cash and restricted cash acquired	(663)	(4,504)
Net cash used in investing activities	(107,073)	(120,649)
Cash flows from financing activities:
Proceeds from the Credit Facility - term loans	750,000	—
Repayments of the Credit Facility - term loans	(900,000)	(250,000)
Proceeds from the Credit Facility - Revolver	100,000	—
Repayments of the Credit Facility - Revolver	(100,000)	—
Proceeds from the Securitization Facility	1,095,500	1,178,000
Repayments of the Securitization Facility	(848,500)	(955,000)
Other debt proceeds	—	5,102
Other debt repayments	(5,959)	(3,916)
Cash paid for debt issuance costs	(4,755)	(600)
Acquisition deferred consideration payment	(6,454)	(22,737)
Proceeds from exercise of stock options	1,606	1,940
Repurchase of common stock for tax withholdings on equity awards	(3,571)	(2,211)
Repurchase of common stock	(71,174)	(62,307)
Dividends paid	(44,524)	(40,959)
Change in funds held for clients	(8,769)	(30,588)
Net cash used in financing activities	(46,600)	(183,276)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	21,257	(5,978)
Net increase (decrease) in cash, cash equivalents and restricted cash	105,528	(118,434)
Cash, cash equivalents and restricted cash at beginning of year	429,604	516,487
Cash, cash equivalents and restricted cash at end of period	$535,132	$398,053

Supplemental disclosure of non-cash investing activities:
Accrued costs for property and equipment purchases	$20,192	$25,310
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

On September 25, 2023, the Company completed its acquisition (the “Webhelp Combination”) of all of the issued and outstanding capital stock of Marnix Lux SA (“Webhelp”), from the holders thereof (the “Sellers”). The Webhelp Combination was funded by proceeds from the Company’s offering and sale of senior notes in August 2023, term loan borrowings under the Company’s senior credit facility, the issuance of a promissory note by Concentrix Corporation to certain Sellers (the “Sellers’ Note”), the issuance of shares of common stock, par value $0.0001 per share, of Concentrix Corporation, and cash on hand. See Note 7—Borrowings for a further discussion of the Company’s senior notes, term loan, senior credit facility, and the Sellers’ Note.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
For a discussion of the Company’s significant accounting policies, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2024. Recently adopted accounting pronouncements are discussed below.
Concentration of credit risk
For the three and six months ended May 31, 2025 and 2024, no client accounted for more than 10% of the Company’s consolidated revenue.
As of May 31, 2025 and November 30, 2024, no client comprised more than 10% of the Company’s total accounts receivable balance.

Accounts receivable factoring

The Company has factoring programs with certain clients to sell accounts receivable to financial institutions under non-recourse agreements in exchange for cash proceeds. During the three and six months ended May 31, 2025, the Company sold approximately $310,000 and $617,000 of accounts receivable under its factoring programs, respectively. During the three and six months ended May 31, 2024, the Company sold approximately $337,000 and $701,000 of accounts receivable under its factoring programs, respectively. As of May 31, 2025 and November 30, 2024, the Company had approximately $142,000 and $162,000 outstanding under its factoring programs. In some instances, the Company may continue to service the transferred receivables after factoring has occurred. However, any servicing of the trade receivable does not constitute significant continuing involvement.

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

In January 2025, the Company granted 176 restricted stock units and 489 performance-based restricted stock units under the Concentrix Corporation Amended and Restated 2020 Stock Incentive Plan, as amended (the “2020 Plan”), which included annual awards to the Company’s senior executive team. The restricted stock units had a grant date weighted average fair value of $52.54 per share and vest ratably over a service period of three years. 170 of the performance-based restricted stock units under the 2020 Plan will vest, if at all, upon the achievement of certain financial targets during the three-year period ending November 30, 2027. These performance-based restricted stock units had a grant date weighted average fair value of $48.94 per share. 319 of the performance-based restricted stock units under the 2020 Plan will vest, if at all, upon the achievement of certain total shareholder return goals during the three-year period ending January 25, 2028. These performance-based restricted stock units are market condition awards and had a grant date weighted average fair value of $41.28 per share.
The Company recorded share-based compensation expense of $26,862 and $21,618 for the three months ended May 31, 2025 and 2024, respectively. The Company recorded share-based compensation expense of

$53,462 and $43,264 for the six months ended May 31, 2025 and 2024, respectively. Share-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.
NOTE 4—BALANCE SHEET COMPONENTS:

Cash, cash equivalents and restricted cash:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	As of
	May 31, 2025	November 30, 2024
Cash and cash equivalents	$342,759	$240,571
Restricted cash included in other current assets	192,373	189,033
Cash, cash equivalents and restricted cash	$535,132	$429,604
Restricted cash balances relate primarily to funds held for clients, restrictions placed on cash deposits by banks as collateral for the issuance of bank guarantees and the terms of a government grant, and letters of credit for leases. Of the restricted cash balance, $183,393 and $179,949 related to funds held for clients as of May 31, 2025 and November 30, 2024, respectively. As of May 31, 2025 and November 30, 2024, the Company has a corresponding current liability recorded in other accrued liabilities on the consolidated balance sheet related to these funds.
Accounts receivable, net:
Accounts receivable, net is comprised of the following as of May 31, 2025 and November 30, 2024:

	As of
	May 31, 2025	November 30, 2024
Billed accounts receivable	$1,167,397	$1,080,778
Unbilled accounts receivable	913,576	860,266
Less: Allowance for doubtful trade receivables	(19,561)	(14,307)
Accounts receivable, net	$2,061,412	$1,926,737
Allowance for doubtful trade receivables:
Presented below is a progression of the allowance for doubtful trade receivables:

	Three Months Ended		Six Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Balance at beginning of period	$17,416	$11,175	$14,307	$12,533
Net additions	1,605	3,870	4,918	3,690
Write-offs and reclassifications	540	(2,002)	336	(3,180)
Balance at end of period	$19,561	$13,043	$19,561	$13,043

Property and equipment, net:
The following table summarizes the carrying amounts and related accumulated depreciation for property and equipment as of May 31, 2025 and November 30, 2024:

	As of
	May 31, 2025	November 30, 2024
Land	$28,514	$28,235
Equipment, computers, and software	925,494	853,558
Furniture and fixtures	163,950	151,477
Buildings, building improvements, and leasehold improvements	647,326	617,880
Construction-in-progress	54,502	44,566
Total property and equipment, gross	$1,819,786	$1,695,716
Less: Accumulated depreciation	(1,108,323)	(981,199)
Property and equipment, net	$711,463	$714,517
Shown below are the countries where significant concentrations of the Company’s property and equipment, net are located as of May 31, 2025 and November 30, 2024:

	As of
	May 31, 2025	November 30, 2024
Property and equipment, net:
United States	$92,837	$118,732
Philippines	86,116	82,864
France	58,931	59,645
India	50,777	49,339
Others	422,802	403,937
Total	$711,463	$714,517
Goodwill:
The following table summarizes the changes in the Company’s goodwill for the six months ended May 31, 2025 and May 31, 2024:

	Six Months Ended
	May 31, 2025	May 31, 2024
Balance at beginning of period	$4,986,967	$5,078,668
Acquisition	2,353	—
Acquisition measurement period adjustments	—	10,442
Foreign exchange translation	142,580	(63,078)
Balance at end of period	$5,131,900	$5,026,032

Intangible assets, net:
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of May 31, 2025 and November 30, 2024:

	As of May 31, 2025			As of November 30, 2024
	Gross amounts	Accumulated amortization	Net amounts	Gross amounts	Accumulated amortization	Net amounts
Customer relationships	$3,712,971	$(1,627,415)	$2,085,556	$3,594,694	$(1,399,588)	$2,195,106
Technology	79,658	(57,135)	22,523	79,645	(50,119)	29,526
Trade names	121,113	(73,157)	47,956	113,758	(51,503)	62,255
Non-compete agreements	2,200	(2,200)	—	2,200	(2,147)	53
	$3,915,942	$(1,759,907)	$2,156,035	$3,790,297	$(1,503,357)	$2,286,940
Estimated future amortization expense of the Company’s intangible assets is as follows:

Fiscal years ending November 30,
2025 (remaining six months)	$216,534
2026	389,339
2027	294,057
2028	249,274
2029	207,529
Thereafter	799,302
Total	$2,156,035
Accumulated other comprehensive income (loss):
The components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes, were as follows:

	Three Months Ended May 31, 2025 and 2024
	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on hedges, net of taxes	Foreign currency translation adjustments, net of taxes	Total
Balances at February 29, 2024	$(9,967)	$42	$(254,357)	$(264,282)
Other comprehensive income (loss) before reclassification	(30)	(20,927)	(25,351)	(46,308)
Reclassification of losses from other comprehensive income (loss)	—	495	—	495
Balances at May 31, 2024	$(9,997)	$(20,390)	$(279,708)	$(310,095)

Balances at February 28, 2025	$(4,131)	$(20,008)	$(444,063)	$(468,202)
Other comprehensive income (loss) before reclassification	(35)	26,162	219,457	245,584
Reclassification of gains from other comprehensive income (loss)	—	(414)	—	(414)
Balances at May 31, 2025	$(4,166)	$5,740	$(224,606)	$(223,032)

	Six Months Ended May 31, 2025 and 2024
	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on hedges, net of taxes	Foreign currency translation adjustments, net of taxes	Total
Balances at November 30, 2023	$(11,271)	$4,489	$(184,945)	$(191,727)
Other comprehensive income (loss) before reclassification	1,274	(24,947)	(94,763)	(118,436)
Reclassification of losses from other comprehensive income (loss)	—	68	—	68
Balances at May 31, 2024	$(9,997)	$(20,390)	$(279,708)	$(310,095)

Balances at November 30, 2024	$(5,283)	$(25,881)	$(383,149)	$(414,313)
Other comprehensive income (loss) before reclassification	1,117	27,449	158,543	187,109
Reclassification of gains from other comprehensive income (loss)	—	4,172	—	4,172
Balances at May 31, 2025	$(4,166)	$5,740	$(224,606)	$(223,032)
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
Cash Flow Hedges
To mitigate the impact on gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s legal entities with functional currencies that are not U.S. dollars may hedge a portion of forecasted revenue or costs not denominated in the entities’ functional currencies. These instruments mature at various dates through May 2027. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of “Revenue” in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of foreign currency costs are recognized as a component of “Cost of revenue” or “Selling, general and administrative expenses” in the same period as the related costs are recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions.
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

	Value as of
Balance Sheet Line Item	May 31, 2025	November 30, 2024
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$—	$458,482
Other current assets	—	13,935
Other accrued liabilities	—	167
Derivative instruments designated as fair value hedges:
Cross-currency interest rate swaps (notional value)	$471,604	$471,604
Other assets	—	—
Other long-term liabilities	43,306	7,468
Derivative instruments designated as cash flow hedges:
Foreign exchange forward contracts (notional value)	$1,084,150	$1,049,787
Other current assets and other assets	20,717	578
Other accrued liabilities and other long-term liabilities	821	22,155

Volume of activity
The notional amounts of foreign exchange forward contracts represent the gross amounts of foreign currency, including, principally, the Philippine peso and the Indian rupee, that will be bought or sold at maturity. The notional amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. The Company’s exposure to credit loss and market risk will vary over time as currency exchange rates change.

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

		Three Months Ended		Six Months Ended
	Locations of gain (loss) in statement of operations	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Derivative instruments designated as cash flow and fair value hedges:
Gains (losses) recognized in OCI:
Foreign exchange forward contracts		$39,107	$(28,770)	$35,881	$(34,193)
Cross-currency interest rate swaps		(3,012)	742	682	817
Total		$36,095	$(28,028)	$36,563	$(33,376)

Gains (losses) reclassified from AOCI into income:
Foreign exchange forward contracts
Gain (loss) reclassified from AOCI into income	Cost of revenue	$442	$(571)	$(4,140)	$(117)
Gain (loss) reclassified from AOCI into income	Selling, general and administrative expenses	113	(92)	(1,453)	31
Total		$555	$(663)	$(5,593)	$(86)

Derivative instruments not designated as hedging instruments:
Gain recognized from foreign exchange forward contracts, net(1)	Other expense (income), net	$(8,322)	$(4,370)	$740	$(4,033)
(1)    The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net gains in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $14,162.

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

The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of May 31, 2025				As of November 30, 2024
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets measured at fair value:
Cash and cash equivalents	$342,759	$342,759	$—	$—	$240,571	$240,571	$—	$—
Restricted cash	192,373	192,373	—	—	189,033	189,033	—	—
Forward foreign currency exchange contracts	20,717	—	20,717	—	14,513	—	14,513	—
Liabilities measured at fair value:
Forward foreign currency exchange contracts	821	—	821	—	22,322	—	22,322	—
Cross-currency interest rate swaps	43,306	—	43,306	—	7,468	—	7,468	—
Acquisition contingent consideration	18,386	—	18,386	—	13,373	—	13,373	—
Liabilities measured at other than fair value:
Long term debt (senior notes)
Fair value	2,217,187	—	2,217,187	—	2,202,221	—	2,202,221	—
Carrying amount	2,137,524	—	—	—	2,135,576	—	—	—
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
The effect of nonperformance risk on the fair value of derivative instruments was not material as of May 31, 2025 and November 30, 2024.

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
During the three and six months ended May 31, 2025 and 2024, there were no transfers between the fair value measurement category levels.
NOTE 7—BORROWINGS:
Borrowings consist of the following:

	As of
	May 31, 2025	November 30, 2024
Credit Facility - current portion of term loans component	$28,125	$—
Other loans	206	2,522
Current portion of long-term debt	$28,331	$2,522

6.650% Senior Notes due 2026	$800,000	$800,000
6.600% Senior Notes due 2028	800,000	800,000
6.850% Senior Notes due 2033	550,000	550,000
Credit Facility - term loans component	1,321,875	1,500,000
Securitization Facility	618,000	371,000
Sellers’ Note	794,319	740,466
Other loans	—	3,643
Long-term debt, before unamortized debt discount and issuance costs	4,884,194	4,765,109
Less: unamortized debt discount and issuance costs	(21,769)	(32,053)
Long-term debt, net	$4,862,425	$4,733,056

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

Restated Credit Agreement

On April 11, 2025, Concentrix Corporation entered into an Amendment and Restatement Agreement (the “Amendment Agreement”) with the lenders party thereto, Bank of America, N.A., as the administrative agent, the L/C issuer and the swing line lender, and JPMorgan Chase Bank, N.A., as the existing administrative agent, the existing L/C issuer and the existing swing line lender, to amend and restate the Company’s Amended and Restated Credit Agreement dated as of April 21, 2023 (the “Existing Credit Agreement” and, as so amended and restated by the Amendment Agreement, the “Restated Credit Agreement”). The Amendment Agreement appoints Bank of America, N.A. as the Administrative Agent under the Restated Credit Agreement, as successor to JPMorgan Chase Bank, N.A.
The Restated Credit Agreement provides for (i) an unsecured three-year term loan facility in an aggregate principal amount not to exceed $750,000 (the “New Term Loan Facility”), (ii) an unsecured three-year delayed draw term loan facility in an aggregate principal amount not to exceed $250,000 (the “3-Year DD Term Loan Facility”), (iii) an unsecured five-year delayed draw term loan facility in an aggregate principal amount not to exceed $500,000 (the “5-Year DD Term Loan Facility”, and together with the 3-Year DD Term Loan Facility, the “Delayed Draw Term Loans”), and (iv) a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $1.1 billion (the “Revolving Credit Facility”). The Restated Credit Agreement also provides for the conversion and continuation of loans in an aggregate principal amount of $750,000 under the Company’s existing unsecured term loan facility pursuant to the Existing Credit Agreement into loans under an unsecured term loan facility with the same maturity as such converted and continued loans (the “Continued Term Loan Facility”). Aggregate borrowing capacity under the Restated Credit Agreement may be increased by up to an additional $500,000 by increasing the amount of the revolving credit facility commitments or by incurring additional term loans, in each case subject to the satisfaction of certain conditions set forth in the Restated Credit Agreement, including the receipt of additional commitments for such increase(s).

The maturity date of the New Term Loan Facility and the 3-Year DD Term Loan Facility is September 30, 2028. The maturity date of the 5-Year DD Term Loan Facility and the Revolving Credit Facility is April 11, 2030, subject, in the case of the Revolving Credit Facility, to two one-year extensions upon Concentrix’ prior notice to the lenders and the agreement of the lenders to extend such maturity date. The maturity date of the Continued Term Loan Facility remains December 27, 2026.
The outstanding principal amount of each of the New Term Loan Facility and the Delayed Draw Term Loans is payable in quarterly installments in an amount equal to 1.25% of the existing principal balance of the applicable term loan, commencing on September 30, 2025, in the case of the New Term Loan Facility, and on the last day of the second full calendar quarter after the Delayed Draw Term Loans are borrowed, in the case of the Delayed Draw Term Loans, with the outstanding principal amount of the New Term Loan Facility, the Delayed Draw Term Loans, and the Continued Term Loan Facility due in full on the applicable maturity date.
Borrowings under the Restated Credit Agreement bear interest, in the case of SOFR rate loans, at a per annum rate equal to the applicable SOFR rate (but not less than 0.00%), plus an applicable margin, based on the credit ratings of Concentrix’ senior unsecured non-credit enhanced long-term indebtedness for borrowed money plus a credit spread adjustment to the SOFR rate of 0.10%. The applicable margin ranges from 1.000% to 1.500% for the New Term Loan Facility and the 3-Year DD Term Loan Facility, 1.100% to 1.600% for the 5-Year DD Term Loan Facility, 1.125% to 2.000% for the Continued Term Loan Facility, and 0.875% to 1.500% for the Revolving Credit Facility. Borrowings under the Restated Credit Agreement that are base rate loans bear interest at a per annum rate (but not less than 1.0%) equal to (i) the greatest of (A) the “prime rate” (as defined in the Restated Credit Agreement) in effect on such day, (B) the Federal Funds Rate (as defined in the Restated Credit Agreement) in effect on such day plus 0.500%, and (C) the adjusted one-month term SOFR rate plus 1.0% per annum, plus (ii) an applicable margin, based on the credit ratings of Concentrix’ senior unsecured non-credit enhanced lon

g-term indebtedness for borrowed money. The applicable margin ranges from 0.000% to 0.500% for the New Term Loan Facility, the 3-Year DD Term Loan Facility, and the Revolving Credit Facility, 0.100% to 0.600% for the 5-Year DD Term Loan Facility, and 0.125% to 1.000% for the Continued Term Loan Facility.
The Restated Credit Agreement contains certain loan covenants that are customary for credit facilities of this type and that restrict the ability of Concentrix and its subsidiaries to take certain actions, including the creation of liens, mergers, consolidations or other fundamental changes to the nature of their business, and, solely with respect to subsidiaries of Concentrix, incurrence of indebtedness. In addition, the Restated Credit Agreement contains financial covenants that require Concentrix to maintain at the end of each fiscal quarter, (i) a consolidated leverage ratio (as defined in the Restated Credit Agreement) not to exceed 3.75 to 1.00 (or for certain periods following certain qualified acquisitions, 4.25 to 1.00) and (ii) a consolidated interest coverage ratio (as defined in the Restated Credit Agreement) no less than 3.00 to 1.00. The Restated Credit Agreement also contains various customary events of default, including payment defaults, defaults under certain other indebtedness, and a change of control of Concentrix.
As of May 31, 2025 and November 30, 2024, the outstanding principal balance on the Company’s term loans was $1,350,000 and $1,500,000, respectively. During the three and six months ended May 31, 2025, the Company voluntarily prepaid $150,000 of the principal balance on the Company’s term loans, without penalty.
None of Concentrix’ subsidiaries guarantees the obligations under the Restated Credit Agreement.
As of May 31, 2025 and November 30, 2024, no amounts were outstanding under the Company’s revolving credit facility.
Securitization Facility
On January 14, 2025, the Company entered into an amendment to the Securitization Facility to increase the commitment of the lenders to provide available borrowings from up to $600,000 to up to $700,000 and extend the termination date of the Securitization Facility from April 24, 2026 to January 14, 2027. For borrowings that are funded by certain lenders through the issuance of commercial paper, the amendment also reduced the spread to the applicable commercial paper rate from 0.80% to 0.75%. Other borrowings bear interest at a per annum rate equal to the applicable SOFR rate (subject to a SOFR related adjustment of 0.10%), plus a spread of 0.90%.

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

The Company currently intends to use the proceeds of the Delayed Draw Term Loans, when drawn, to repay in full the Sellers’ Note. As a result, the amount outstanding on the Sellers’ Note has been classified as long-term debt within the consolidated balance sheet as of May 31, 2025. The amount outstanding on the Sellers’ Note as of November 30, 2024 was also classified as long-term debt within the consolidated balance sheet based on the Company’s ability and intent to refinance on a long-term basis.

Covenant compliance
As of May 31, 2025 and November 30, 2024, Concentrix was in compliance with all covenants for the above arrangements.

NOTE 8—EARNINGS PER SHARE:

Basic and diluted earnings per common share (“EPS”) are computed using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating security.

	Three Months Ended		Six Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Basic earnings per common share:
Net income	$42,093	$66,834	$112,350	$118,936
Less: net income allocated to participating securities(1)	(2,036)	(2,573)	(5,450)	(4,575)
Net income attributable to common stockholders	$40,057	$64,261	$106,900	$114,361

Weighted-average number of common shares - basic	63,355	65,270	63,693	65,466

Basic earnings per common share	$0.63	$0.98	$1.68	$1.75

Diluted earnings per common share:
Net income	$42,093	$66,834	$112,350	$118,936
Less: net income allocated to participating securities(1)	(2,035)	(2,571)	(5,448)	(4,568)
Net income attributable to common stockholders	$40,058	$64,263	$106,902	$114,368

Weighted-average number of common shares - basic	63,355	65,270	63,693	65,466
Effect of dilutive securities:
Stock options and certain restricted stock units	51	62	40	104
Weighted-average number of common shares - diluted	63,406	65,332	63,733	65,570

Diluted earnings per common share	$0.63	$0.98	$1.68	$1.74
(1)Restricted stock awards and certain restricted stock units granted to employees by the Company are considered participating securities.

NOTE 9—REVENUE:
Disaggregated revenue
In the following table, the Company’s revenue is disaggregated by primary industry verticals:

	Three Months Ended		Six Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Industry vertical:
Technology and consumer electronics	$662,719	$658,268	$1,320,411	$1,323,370
Retail, travel and e-commerce	583,782	568,081	1,167,680	1,151,793
Communications and media	392,963	381,253	763,963	761,418
Banking, financial services and insurance	384,015	377,723	749,208	743,145
Healthcare	176,386	176,673	366,191	367,762
Other	217,506	218,718	422,140	435,976
Total	$2,417,371	$2,380,716	$4,789,593	$4,783,464
NOTE 10—PENSION AND EMPLOYEE BENEFITS PLANS:
The Company has a 401(k) plan in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in the 401(k) plan on the first day of the month after their employment date. The Company may make discretionary contributions under the plan. Employees in most of the Company’s non-U.S. legal entities are covered by government mandated defined contribution plans. During the three and six months ended May 31, 2025, the Company contributed $19,266 and $47,887, respectively, to defined contribution plans. During the three and six months ended May 31, 2024, the Company contributed $25,516 and $51,632, respectively, to defined contribution plans.
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
Net benefit costs related to defined benefit plans were $3,827 and $7,710, during the three and six months ended May 31, 2025, respectively. Net benefit costs related to defined benefit plans were $3,510 and $7,089, during the three and six months ended May 31, 2024, respectively. Service costs are recorded in cost of services and selling, general and administrative expenses while the remaining components of total pension costs are recorded within other expense (income), net in the consolidated statements of operations. On an aggregate basis, the plans were underfunded by $81,702 and $77,942 at May 31, 2025 and November 30, 2024, respectively.
NOTE 11—INCOME TAXES:
Income taxes consist of current and deferred tax expense resulting from income earned in domestic and international jurisdictions. The effective tax rates for the three and six months ended May 31, 2025 and 2024 were impacted by the geographic mix of worldwide income and certain discrete items.

The liability for unrecognized tax benefits was $112,741 and $112,961 at May 31, 2025 and November 30, 2024, respectively, and is included in other long-term liabilities in the consolidated balance sheets. As of May 31, 2025 and November 30, 2024, the total amount of unrecognized tax benefits that would affect income tax expense if recognized in the consolidated financial statements was $83,517 and $60,512, respectively. This amount includes net interest and penalties of $13,616 and $12,613 for the respective periods. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease between approximately $44,052 and $46,725 in the next twelve months; however, actual developments in this area could differ from those currently expected.
NOTE 12— LEASES:
The Company leases certain of its facilities and equipment under operating lease agreements, which expire in various periods through 2037. The Company’s finance leases are not material.
The following table presents the various components of operating lease costs:

	Three Months Ended		Six Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Operating lease cost	$79,977	$74,786	$154,259	$143,706
Short-term lease cost	17,669	22,082	37,323	42,568
Variable lease cost	13,854	11,253	26,325	22,009
Sublease income	(287)	(1,794)	(2,154)	(2,286)
Total operating lease cost	$111,213	$106,327	$215,753	$205,997
The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five fiscal years and thereafter as of May 31, 2025:

Fiscal Years Ending November 30,
2025 (remaining six months)	$154,073
2026	273,582
2027	212,005
2028	163,260
2029	106,508
Thereafter	118,076
Total payments	1,027,504
Less: imputed interest*	144,303
Total present value of lease payments	$883,201
*Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.
The following amounts were recorded in the consolidated balance sheets related to the Company’s operating leases:

		As of
		May 31, 2025	November 30, 2024
Operating lease ROU assets	Other assets, net	$843,998	$816,550
Current operating lease liabilities	Other accrued liabilities	248,995	235,912
Non-current operating lease liabilities	Other long-term liabilities	634,206	625,888

The following table presents supplemental cash flow information related to the Company’s operating leases. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Six Months Ended
	May 31, 2025	May 31, 2024
Cash paid for amounts included in the measurement of lease liabilities	$146,313	$152,964
Non-cash ROU assets obtained in exchange for lease liabilities	110,985	144,532
The weighted-average remaining lease term and discount rate as of May 31, 2025 and November 30, 2024 were as follows:

	As of
	May 31, 2025	November 30, 2024
Weighted-average remaining lease term (years)	4.30	4.50
Weighted-average discount rate	6.88%	6.91%
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
During the three and six months ended May 31, 2025, under the share repurchase program, the Company repurchased 924 and 1,464 shares, respectively, of its common stock for an aggregate purchase price of $45,328 and $71,174, respectively. During the three and six months ended May 31, 2024, under the share repurchase program, the Company repurchased 663 and 900 shares, respectively, of its common stock for an aggregate purchase price of $40,633 and $62,307, respectively. The share repurchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes. At May 31, 2025, approximately $537,002 remained available for share repurchases under the existing authorization from the Company’s board of directors.
During June 2025, the Company repurchased 222 shares of its common stock under the share repurchase program for an aggregate purchase price of $12,206.

Dividends
During fiscal years 2025 and 2024, the Company paid the following dividends per share approved by the Company’s board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
January 24, 2024	February 5, 2024	$0.3025	February 15, 2024
March 26, 2024	April 26, 2024	$0.3025	May 7, 2024
June 26, 2024	July 26, 2024	$0.3025	August 6, 2024
September 25, 2024	October 25, 2024	$0.33275	November 5, 2024
January 15, 2025	January 31, 2025	$0.33275	February 11, 2025
March 26, 2025	April 25, 2025	$0.33275	May 6, 2025

On June 26, 2025, the Company announced a cash dividend of $0.33275 per share to stockholders of record as of the close of business on July 25, 2025, payable on August 5, 2025.

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

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our expected future financial condition and growth, cash flows, results of operations, effective tax rate, leverage, liquidity, business strategy, competitive position, demand and market acceptance for our services and products portfolio, seasonality of our business, international operations, the potential benefits associated with use of the Company’s technology and services, acquisition opportunities and the anticipated impact of acquisitions, capital allocation and dividends, growth opportunities, spending, capital expenditures and investments, debt repayment and obligations, competition and market forecasts, industry trends, our human capital resources and sustainability initiatives, and statements that include words such as believe, expect, may, will, provide, could, should, and other similar expressions. These forward-looking statements are inherently uncertain and involve substantial risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Risks and uncertainties include, among other things: risks related to general economic and geopolitical conditions and their effects on our clients’ businesses and demand for our services, including consumer demand, interest rates, inflation, international tariffs and global trade policies, supply chains, and the conflicts in Ukraine and the Middle East, and tensions between India and Pakistan; cyberattacks on our or our clients’ networks and information technology systems; uncertainty around, and disruption from, new and emerging technologies, including the adoption and utilization of artificial intelligence (“AI”) and generative AI; the failure of our staff and contractors to adhere to our and our clients’ controls and processes; the inability to protect personal and proprietary information; the effects of communicable diseases or other public health crises, natural disasters, and adverse weather conditions; geopolitical, economic and climate- or weather-related risks in regions with a significant concentration of our operations; the ability to successfully execute our strategy; competitive conditions in our industry and consolidation of our competitors; variability in demand by our clients or the early termination of our client contracts; the level of business activity of our clients and the market acceptance and performance of their products and services; the demand for end-to-end solutions and technology; damage to our reputation through the actions or inactions of third parties; changes in law, regulations or regulatory guidance, or changes in their interpretation or enforcement, including changes in law and policy that restrict travel between countries in which we have operations; the operability of our communication services and information technology systems and networks; the loss of key personnel or the inability to attract and retain staff with the skills and expertise needed for our business; increases in the cost of labor; the inability to successfully identify, complete and integrate strategic acquisitions or investments or realize anticipated benefits within the expected timeframe, including with respect to our combination with Webhelp; higher than expected tax liabilities; currency exchange rate fluctuations; investigative or legal actions; and other risks that are described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2024. We do not intend to update forward-looking statements, which speak only as of the date hereof, unless otherwise required by law.

Concentrix, Webhelp, and all Concentrix company, product, and services word and design marks and slogans are trademarks or registered trademarks of Concentrix Corporation and its subsidiaries. Other names and marks are the property of their respective owners. All rights reserved.
Overview and Basis of Presentation
Concentrix is a global technology and services leader that powers our clients’ brand experiences and digital operations. We design, build, and run fully integrated, end-to-end solutions, including customer experience (“CX”) process optimization, technology innovation and design engineering, front- and back-office automation, analytics and business transformation services to clients in five primary industry verticals. Our differentiated portfolio of solutions supports Fortune Global 500 clients across the globe in their efforts to deliver an optimized, consistent brand experience across all channels of communication, including voice, chat, email, generative AI-powered self-service, social media, asynchronous messaging, and custom applications. We strive to deliver exceptional services globally supported by our deep industry knowledge, technology and security practices, talented people, and digital and analytics expertise.
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
For the six months ended May 31, 2025 and 2024, approximately 89% and 88%, respectively, of our consolidated revenue was generated from our non-U.S. operations, and approximately 55% and 50%, respectively, of our consolidated revenue was priced in U.S. dollars. We expect that a significant amount of our revenue will continue to be generated from our non-U.S. operations while being priced in U.S. dollars. We have certain client contracts that are priced in non-U.S. dollar currencies for which a substantial portion of the costs to deliver the services are in other currencies. Accordingly, our revenue may be earned in currencies that are different from the currencies in which we incur corresponding expenses. Fluctuations in the value of currencies, such as the Philippine peso, the Indian rupee, the euro, and the Canadian dollar, against the U.S. dollar or other currencies in which we bill our clients, and inflation in the local economies in which these delivery centers are located, can impact the operating and labor costs in these delivery centers, which can result in reduced profitability. As a result, our revenue growth, costs, and profitability have been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates and inflation.
Margins
Our gross margins fluctuate and can be impacted by the mix of client contracts, services provided, shifts in the geography from which our technology and services are delivered, client volume trends, the amount of lead time that is required for programs or services to become fully scaled, and transition and set-up costs. Our operating margin fluctuates based on changes in gross margins as well as overall volume levels, as we are generally able to gain scale efficiencies in our selling, general and administrative costs as our volumes increase.

Economic and Industry Trends
The industry in which we operate is competitive, including on the basis of pricing terms, delivery capabilities, and quality of services. Labor in various markets is also subject to competitive pressures that can result in increased labor costs. These factors subject us to pricing and labor cost pressures that can negatively affect our revenue, gross profit, and operating income.

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

In January 2025, the U.S. government began imposing, or threatening to impose, new or increased tariffs on certain countries, materials, and industries, and in response, certain impacted countries have imposed or threatened various retaliatory tariffs or other trade restrictions on imports from the United States. We cannot predict with certainty the effect of future changes in global trade policy and tariffs on our clients’ operations and demand for our services in future periods.
Seasonality
Our revenue and margins fluctuate with the underlying trends in our clients’ businesses and trends in the level of consumer activity. As a result, our revenue and margins are typically higher in the fourth fiscal quarter of the year than in any other fiscal quarter.
Critical Accounting Policies and Estimates
During the three and six months ended May 31, 2025, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2024.

Results of Operations – Three and Six Months Ended May 31, 2025 and 2024

	Three Months Ended		Six Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024

	($ in thousands)		($ in thousands)
Revenue	$2,417,371	$2,380,716	$4,789,593	$4,783,464
Cost of revenue	1,569,223	1,523,147	3,085,546	3,069,366
Gross profit	848,148	857,569	1,704,047	1,714,098
Selling, general and administrative expenses	699,803	707,399	1,386,835	1,415,489
Operating income	148,345	150,170	317,212	298,609
Interest expense and finance charges, net	75,406	82,457	148,400	164,896
Other expense (income), net	21,218	(19,415)	16,299	(26,239)
Income before income taxes	51,721	87,128	152,513	159,952
Provision for income taxes	9,628	20,294	40,163	41,016
Net income	$42,093	$66,834	$112,350	$118,936
Revenue

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2025	May 31, 2024	2025 to 2024	May 31, 2025	May 31, 2024	2025 to 2024

	($ in thousands)			($ in thousands)
Industry vertical:
Technology and consumer electronics	$662,719	$658,268	0.7%	$1,320,411	$1,323,370	(0.2)%
Retail, travel and e-commerce	583,782	568,081	2.8%	1,167,680	1,151,793	1.4%
Communications and media	392,963	381,253	3.1%	763,963	761,418	0.3%
Banking, financial services and insurance	384,015	377,723	1.7%	749,208	743,145	0.8%
Healthcare	176,386	176,673	(0.2)%	366,191	367,762	(0.4)%
Other	217,506	218,718	(0.6)%	422,140	435,976	(3.2)%
Total	$2,417,371	$2,380,716	1.5%	$4,789,593	$4,783,464	0.1%
We generate revenue by delivering our technology and services to our clients categorized in the above primary industry verticals. Our solutions focus on customer engagement, process optimization, and back-office automation.
Our revenue increased by 1.5% for the three months ended May 31, 2025, compared to the three months ended May 31, 2024. The increase in revenue resulted primarily from increases in revenue in our technology and consumer electronics, retail, travel and e-commerce, communications and media and banking, financial services and insurance verticals. Foreign exchange rates had a de minimis impact on revenue growth for the period.
Our revenue increased by 0.1% for the six months ended May 31, 2025, compared to the six months ended May 31, 2024. Revenue increased for the six months ended May 31, 2025 due to increases in underlying volumes, but was negatively impacted by the effect of changes in foreign currency exchange rates of $61.9 million, or 1.3%. The unfavorable foreign currency rate impact on revenue was primarily due to the weakening of the euro, the Brazilian real and several other currencies against the U.S. dollar.
For the three months ended May 31, 2025, revenue increased in our technology and consumer electronics, retail, travel and e-commerce, communications and media and banking, financial services and insurance verticals. Revenue in our healthcare and other verticals decreased in comparison to the prior year period. Revenue in our technology and consumer electronics vertical increased 0.7%, primarily due to increased business from several social media and several other larger clients in the vertical. Revenue in our retail, travel and e-commerce vertical increased 2.8%, primarily due to increased business with several larger clients in this vertical. Revenue in our communications and media vertical increased 3.1%, primarily due to increased business with several larger clients in the vertical. Revenue in our banking, financial services and insurance vertical increased 1.7%, primarily due to increased business from the majority of clients in the vertical. Revenue in our healthcare vertical decreased 0.2%, which included decreases in underlying business, primarily from a larger client in the vertical. Revenue in our other vertical decreased 0.6%, which included decreases in underlying business primarily related to an automotive client partially offset by increases in several other clients in the vertical.

For the six months ended May 31, 2025, revenue increased in our retail, travel and e-commerce, communications and media and banking, financial services and insurance verticals, while revenue decreased in our technology and consumer electronics, healthcare and other verticals. Revenue in our technology and consumer electronics vertical decreased 0.2%, which included a decrease as a result of foreign currency exchange rates partially offset by increases in underlying business, primarily from several social media and several other clients in the vertical. Revenue in our retail, travel and e-commerce vertical increased 1.4% over the prior year period, which included increases in underlying business, primarily from several larger clients in this vertical, partially offset by a decrease as a result of foreign currency exchange rates. Revenue in our communication and media vertical increased 0.3%, which included increases in underlying business primarily from several larger clients in the vertical, partially offset by a decrease as a result of foreign currency exchange rates. Revenue in our banking, financial services and insurance vertical increased 0.8%, which included increases in underlying business from the majority of clients in the vertical, partially offset by a decrease as a result of foreign currency exchange rates. Revenue in our healthcare vertical decreased 0.4%, which included a decrease as a result of foreign currency exchange rates and decreases in underlying business, primarily from a larger client in the vertical. Revenue in our other vertical decreased 3.2%, which included a decrease as a result of foreign currency exchange rates and decreases in underlying business, primarily related to an automotive client, partially offset by increases in several other clients in the vertical.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2025	May 31, 2024	2025 to 2024	May 31, 2025	May 31, 2024	2025 to 2024

	($ in thousands)			($ in thousands)
Cost of revenue	$1,569,223	$1,523,147	3.0%	$3,085,546	$3,069,366	0.5%
Gross profit	$848,148	$857,569	(1.1)%	$1,704,047	$1,714,098	(0.6)%
Gross margin %	35.1%	36.0%		35.6%	35.8%
Cost of revenue consists primarily of personnel costs. Gross margins can be impacted by resource location, client mix and pricing, additional lead time for programs to be fully scalable, and transition and initial set-up costs.
Our cost of revenue increased by 3.0% in the three months ended May 31, 2025, compared to the three months ended May 31, 2024. Our cost of revenue increased due to increases in underlying revenue due to volumes partially offset by a reduction in our cost of revenue of $13.1 million, or 0.9%. due to changes in foreign currency exchange rates. The foreign currency exchange rate impact on our cost of revenue was caused primarily by the weakening of the Brazilian real, Egyptian pound and several other currencies against the U.S. dollar.
Our cost of revenue increased by 0.5% in the six months ended May 31, 2025, compared to the six months ended May 31, 2024. Our cost of revenue increased due to increases in underlying revenue due to volumes partially offset by a reduction in our cost of revenue of $92.4 million, or 3.0%, due to changes in foreign currency exchange rates. The foreign currency exchange rate impact on our cost of revenue was caused primarily by the weakening of the Brazilian real, Egyptian pound and several other currencies against the U.S. dollar.
Our gross profit decreased by 1.1% in the three months ended May 31, 2025, compared to the three months ended May 31, 2024, primarily due to decreases in gross profit associated with underlying business, partially offset by a net favorable foreign currency impact of $13.6 million on gross profit. Our gross margin percentage for the three months ended May 31, 2025 decreased to 35.1% from 36.0% in the prior fiscal year period due to the changes to revenue and gross profit previously described.
Our gross profit decreased by 0.6% in the six months ended May 31, 2025, compared to the six months ended May 31, 2024, primarily due to decreases in gross profit associated with underlying business partially offset by a net favorable foreign currency impact of $30.5 million on gross profit. Our gross margin percentage for the three months ended May 31, 2025 decreased to 35.6% from 35.8% in the prior fiscal year period due to the changes to revenue and gross profit previously described.

Selling, General and Administrative Expenses

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2025	May 31, 2024	2025 to 2024	May 31, 2025	May 31, 2024	2025 to 2024

	($ in thousands)			($ in thousands)
Selling, general and administrative expenses	$699,803	$707,399	(1.1)%	$1,386,835	$1,415,489	(2.0)%
Percentage of revenue	28.9%	29.7%		29.0%	29.6%
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
Our selling, general and administrative expenses decreased by 1.1% in the three months ended May 31, 2025, compared to the three months ended May 31, 2024. Contributing to the decrease was a reduction in acquisition-related and integration expenses of approximately $14.1 million and a reduction of $0.7 million in selling, general and administrative expenses due to changes in foreign currency exchange rates. As a percentage of revenue, selling, general and administrative expenses decreased from 29.7% in the second fiscal quarter of 2024 to 28.9% in the second fiscal quarter of 2025, primarily due to lower acquisition-related and integration expenses.
Our selling, general and administrative expenses decreased by 2.0% in the six months ended May 31, 2025, compared to the six months ended May 31, 2024. Contributing to the decrease was a $22.9 million reduction in selling, general and administrative expenses due to changes in foreign currency exchange rates. As a percentage of revenue, selling, general and administrative expenses decreased from 29.6% in the second fiscal quarter of 2024 to 29.0% in the second fiscal quarter of 2025 primarily due to changes in foreign currency exchange rates.
Operating Income

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2025	May 31, 2024	2025 to 2024	May 31, 2025	May 31, 2024	2025 to 2024

	($ in thousands)			($ in thousands)
Operating income	$148,345	$150,170	(1.2)%	$317,212	$298,609	6.2%
Operating margin	6.1%	6.3%		6.6%	6.2%
Our operating income decreased during the three months ended May 31, 2025, compared to the three months ended May 31, 2024, primarily due to the decrease in gross profit partially offset by the decrease in selling, general and administrative expenses.

Our operating margin decreased during the three months ended May 31, 2025, compared to the three months ended May 31, 2024, due to the decrease in gross margin percentage partially offset by the decrease in selling, general and administrative expenses as a percentage of revenue.

Our operating income increased during the six months ended May 31, 2025, compared to the six months ended May 31, 2024, primarily due to the decrease in selling, general and administrative expenses partially offset by the decrease in gross profit.

Our operating margin increased during the six months ended May 31, 2025, compared to the six months ended May 31, 2024, due to the decrease in selling, general and administrative expenses as a percentage of revenue partially offset by the decrease in gross margin percentage.

Interest Expense and Finance Charges, Net

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2025	May 31, 2024	2025 to 2024	May 31, 2025	May 31, 2024	2025 to 2024

	($ in thousands)			($ in thousands)
Interest expense and finance charges, net	$75,406	$82,457	(8.6)%	$148,400	$164,896	(10.0)%
Percentage of revenue	3.1%	3.5%		3.1%	3.4%
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
The decrease in interest expense and finance charges, net for the three months ended May 31, 2025, compared to the three months ended May 31, 2024, was primarily due to a decrease in interest expense on our term loan borrowings under our senior credit facility of $9.2 million. The decrease is a result of the decrease in outstanding borrowings and a decrease in the effective interest rate on the borrowings. The decrease was partially offset by an increase in interest expense on our Securitization Facility of $1.6 million primarily due to the increase in outstanding borrowings in comparison to the prior year period.
The decrease in interest expense and finance charges, net for the six months ended May 31, 2025, compared to the six months ended May 31, 2024, was primarily due to a decrease in interest expense on our term loan borrowings under our senior credit facility of $20.9 million. The decrease is a result of the decrease in outstanding borrowings and a decrease in the effective interest rate on the borrowings. The decrease was partially offset by an increase in interest expense on our Securitization Facility of $3.8 million primarily due to the increase in outstanding borrowings in comparison to the prior year period.
Other Expense (Income), Net

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2025	May 31, 2024	2025 to 2024	May 31, 2025	May 31, 2024	2025 to 2024

	($ in thousands)			($ in thousands)
Other expense (income), net	$21,218	$(19,415)	(209.3)%	$16,299	$(26,239)	(162.1)%
Percentage of revenue	0.9%	(0.8)%		0.3%	(0.5)%
Amounts recorded as other expense (income), net primarily include foreign currency transaction gains and losses other than cash flow hedges, investment gains and losses, the non-service component of pension costs, other non-operating gains and losses, and changes in acquisition contingent consideration related to the Webhelp Combination.
Other expense (income), net for the three months ended May 31, 2025 was an expense of $21.2 million, compared to income of $19.4 million for the three months ended May 31, 2024. The change in other expense (income), net over the prior fiscal year period was primarily due to an increase in net expense of $15.4 million related to the change in acquisition contingent consideration associated with the Webhelp Combination and net changes in foreign currency losses of $25.2 million.
Other expense (income), net for the six months ended May 31, 2025 was an expense of $16.3 million, compared to income of $26.2 million for the six months ended May 31, 2024. The change in other expense (income), net over the prior fiscal year period was primarily due to an increase of net expense of $28.3 million related to the change in acquisition contingent consideration associated with the Webhelp Combination and net changes in foreign currency losses of $14.4 million.

Provision for Income Taxes

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2025	May 31, 2024	2025 to 2024	May 31, 2025	May 31, 2024	2025 to 2024

	($ in thousands)			($ in thousands)
Provision for income taxes	$9,628	$20,294	(52.6)%	$40,163	$41,016	(2.1)%
Percentage of income before income taxes	18.6%	23.3%		26.3%	25.6%
Our provision for income taxes consists of our current and deferred tax expense resulting from our income earned in domestic and international jurisdictions.
Our provision for income taxes decreased for the three months ended May 31, 2025, compared to the three months ended May 31, 2024, primarily due to a decrease in income before taxes and a decrease in the effective tax rate. The effective tax rate for the three months ended May 31, 2025 decreased compared to the three months ended May 31, 2024, primarily due to certain discrete items and a change in the mix of income earned in different tax jurisdictions between periods.
Our provision for income taxes decreased for the six months ended May 31, 2025, compared to the six months ended May 31, 2024, primarily due to a decrease in income before taxes. The effective tax rate for the six months ended May 31, 2025 increased compared to the six months ended May 31, 2024, primarily due to a change in the mix of income earned in different tax jurisdictions between periods.

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
•Non-GAAP net income, which is net income excluding the tax effected impact of acquisition-related and integration expenses, including related restructuring costs, step-up depreciation, amortization of intangible assets, share-based compensation, certain debt costs, imputed interest related to the Sellers’ Note, certain legal settlement costs, change in acquisition contingent consideration and foreign currency losses (gains), net. Non-GAAP net income also excludes the income tax effect of certain tax law changes.

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
•Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share, tax effected impact of acquisition-related and integration expenses, including related restructuring costs, step-up depreciation, amortization of intangible assets, share-based compensation, certain debt costs, imputed interest related to the Sellers’ Note, certain legal settlement costs, change in acquisition contingent consideration and foreign currency losses (gains), net. Non-GAAP EPS also excludes the per share income tax effect of certain tax law changes. Non-GAAP EPS excludes net income attributable to participating securities, and the per share, tax-effected impact of adjustments to net income described above that are attributable to common shareholders.

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

	Three Months Ended		Six Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
	($ in thousands, except per share amounts)

Operating income	$148,345	$150,170	$317,212	$298,609
Acquisition-related and integration expenses (1)	16,808	30,906	34,832	61,079
Step-up depreciation	2,536	2,482	4,912	4,983
Amortization of intangibles	109,158	115,969	214,777	232,271
Share-based compensation	26,862	21,618	53,462	43,264
Non-GAAP operating income	$303,709	$321,145	$625,195	$640,206

Net income	$42,093	$66,834	$112,350	$118,936
Interest expense and finance charges, net	75,406	82,457	148,400	164,896
Provision for income taxes	9,628	20,294	40,163	41,016
Other expense (income), net	21,218	(19,415)	16,299	(26,239)
Acquisition-related and integration expenses (1)	16,808	30,906	34,832	61,079
Step-up depreciation	2,536	2,482	4,912	4,983
Amortization of intangibles	109,158	115,969	214,777	232,271
Share-based compensation	26,862	21,618	53,462	43,264
Depreciation (exclusive of step-up depreciation)	53,615	58,492	106,336	123,749
Adjusted EBITDA	$357,324	$379,637	$731,531	$763,955

Operating margin	6.1%	6.3%	6.6%	6.2%
Non-GAAP operating margin	12.6%	13.5%	13.1%	13.4%
Adjusted EBITDA margin	14.8%	15.9%	15.3%	16.0%

Net income	$42,093	$66,834	$112,350	$118,936
Acquisition-related and integration expenses (1)	16,808	30,906	34,832	61,079
Step-up depreciation	2,536	2,482	4,912	4,983
Debt costs (2)	1,102	—	1,102	—
Imputed interest related to Sellers' Note included in interest expense and finance charges, net	4,503	4,179	8,689	8,357
Legal settlement costs (3)	2,000	—	2,000	—
Change in acquisition contingent consideration included in other expense (income), net	8,691	(6,689)	6,667	(21,586)
Foreign currency losses (gains), net (4)	10,789	(14,409)	6,610	(7,799)
Amortization of intangibles	109,158	115,969	214,777	232,271
Share-based compensation	26,862	21,618	53,462	43,264
Income taxes related to the above (5)	(44,931)	(37,791)	(81,923)	(78,695)
Income tax effect of change in tax law	—	—	4,269	—
Non-GAAP net income	$179,611	$183,099	$367,747	$360,810

	Three Months Ended		Six Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
	($ in thousands, except per share amounts)

Diluted earnings per common share (“EPS”)	$0.63	$0.98	$1.68	$1.74
Acquisition-related and integration expenses (1)	0.25	0.45	0.52	0.90
Step-up depreciation	0.04	0.04	0.07	0.07
Debt costs (2)	0.02	—	0.02	—
Imputed interest related to Sellers' Note included in interest expense and finance charges, net	0.07	0.06	0.13	0.12
Legal settlement costs (3)	0.03	—	0.03	—
Change in acquisition contingent consideration included in other expense (income), net	0.13	(0.10)	0.10	(0.32)
Foreign currency losses (gains), net (4)	0.16	(0.21)	0.10	(0.11)
Amortization of intangibles	1.64	1.71	3.21	3.41
Share-based compensation	0.40	0.32	0.80	0.63
Income taxes related to the above (5)	(0.67)	(0.56)	(1.23)	(1.15)
Income tax effect of change in tax law	—	—	0.06	—
Non-GAAP Diluted EPS	$2.70	$2.69	$5.49	$5.29

(1) For the three and six months ended May 31, 2025 and 2024, acquisition-related and integration expenses, including restructuring costs, primarily included integration costs associated with the Company’s combination with Webhelp. These costs primarily include severance and employee-related costs, costs associated with facilities consolidation, including lease terminations to integrate the businesses, and information technology system consolidation costs.

(2) For the three and six months ended May 31, 2025, debt costs included debt extinguishment costs associated with our Restated Credit Agreement and our voluntary prepayment of a portion of our outstanding term loans.

(3) For the three and six months ended May 31, 2025, legal settlement costs consist of amounts incurred to settle certain litigation arising outside of the ordinary course of business.
(4) Foreign currency losses (gains), net are included in other expense (income), net and primarily consist of gains and losses recognized on the revaluation and settlement of foreign currency transactions and realized and unrealized gains and losses on derivative contracts that do not qualify for hedge accounting.

(5) The tax effect of taxable and deductible non-GAAP adjustments was calculated using the tax-deductible portion of the expenses and applying the entity specific, statutory tax rates applicable to each item during the respective periods.

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

In September 2021, considering our strong free cash flow, low leverage, and adequate liquidity to support capital return to stockholders while maintaining flexibility to pursue acquisitions, our board of directors authorized a share repurchase program. Under the share repurchase program, the board of directors authorized the repurchase of up to $500 million of our common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. In January 2025, our board of directors extended our share repurchase program by authorizing an increase of the amount remaining for share repurchases under the existing share repurchase authorization to $600 million. The share repurchase program has no termination date and may be suspended or discontinued at any time. During the three and six months ended May 31, 2025, we repurchased 923,899 and 1,463,701 shares, respectively, of our common stock under the share repurchase program for approximately $45.3 million and $71.2 million, respectively, in the aggregate. During the three and six months ended May 31, 2024, we repurchased 662,580 and 899,685 shares, respectively, of our common stock under the share repurchase program for approximately $40.6 and $62.3 million, respectively, in the aggregate. At May 31, 2025, approximately $537.0 million remained available for share repurchases under the existing authorization from our board of directors.
During June 2025, we repurchased 221,842 shares of our common stock under the share repurchase program for an aggregate purchase price of $12.2 million.

During fiscal years 2025 and 2024, we paid the following dividends per share approved by our board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
January 24, 2024	February 5, 2024	$0.3025	February 15, 2024
March 26, 2024	April 26, 2024	$0.3025	May 7, 2024
June 26, 2024	July 26, 2024	$0.3025	August 6, 2024
September 25, 2024	October 25, 2024	$0.33275	November 5, 2024
January 15, 2025	January 31, 2025	$0.33275	February 11, 2025
March 26, 2025	April 25, 2025	$0.33275	May 6, 2025

On June 26, 2025, we announced a cash dividend of $0.33275 per share to stockholders of record as of the close of business on July 25, 2025, payable on August 5, 2025.

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

Restated Credit Agreement

On April 11, 2025, we entered into an Amendment and Restatement Agreement (the “Amendment Agreement”) with the lenders party thereto, Bank of America, N.A., as the administrative agent, the L/C issuer and the swing line lender, and JPMorgan Chase Bank, N.A., as the existing administrative agent, the existing L/C issuer and the existing swing line lender, to amend and restate the Company’s Amended and Restated Credit Agreement dated as of April 21, 2023 (the “Existing Credit Agreement” and, as so amended and restated by the Amendment Agreement, the “Restated Credit Agreement”). The Amendment Agreement appoints Bank of America, N.A. as the Administrative Agent under the Restated Credit Agreement, as successor to JPMorgan Chase Bank, N.A.
The Restated Credit Agreement provides for (i) an unsecured three-year term loan facility in an aggregate principal amount not to exceed $750 million (the “New Term Loan Facility”), (ii) an unsecured three-year delayed draw term loan facility in an aggregate principal amount not to exceed $250 million (the “3-Year DD Term Loan Facility”), (iii) an unsecured five-year delayed draw term loan facility in an aggregate principal amount not to exceed $500 million (the “5-Year DD Term Loan Facility”, and together with the 3-Year DD Term Loan Facility, the “Delayed Draw Term Loans”), and (iv) a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $1.1 billion (the “Revolving Credit Facility”). The Restated Credit Agreement also provides for the conversion and continuation of loans in an aggregate principal amount of $750 million under our existing unsecured term loan facility pursuant to the Existing Credit Agreement into loans under an unsecured term loan facility with the same maturity as such converted and continued loans (the “Continued Term Loan Facility”). Aggregate borrowing capacity under the Restated Credit Agreement may be increased by up to an additional $500 million by increasing the amount of the revolving credit facility commitments or by incurring additional term loans, in each case subject to the satisfaction of certain conditions set forth in the Restated Credit Agreement, including the receipt of additional commitments for such increase(s).

The maturity date of the New Term Loan Facility and the 3-Year DD Term Loan Facility is September 30, 2028. The maturity date of the 5-Year DD Term Loan Facility and the Revolving Credit Facility is April 11, 2030, subject, in the case of the Revolving Credit Facility, to two one-year extensions upon our prior notice to the lenders and the agreement of the lenders to extend such maturity date. The maturity date of the Continued Term Loan Facility remains December 27, 2026.
The outstanding principal amount of each of the New Term Loan Facility and the Delayed Draw Term Loans is payable in quarterly installments in an amount equal to 1.25% of the existing principal balance of the applicable term loan, commencing on September 30, 2025, in the case of the New Term Loan Facility, and on the last day of the second full calendar quarter after the Delayed Draw Term Loans are borrowed, in the case of the Delayed Draw Term Loans, with the outstanding principal amount of the New Term Loan Facility, the Delayed Draw Term Loans, and the Continued Term Loan Facility due in full on the applicable maturity date.
Borrowings under the Restated Credit Agreement bear interest, in the case of SOFR rate loans, at a per annum rate equal to the applicable SOFR rate (but not less than 0.0%), plus an applicable margin, based on the credit ratings of Concentrix’ senior unsecured non-credit enhanced long-term indebtedness for borrowed money plus a credit spread adjustment to the SOFR rate of 0.10%. The applicable margin ranges from 1.000% to 1.500% for the New Term Loan Facility and the 3-Year DD Term Loan Facility, 1.100% to 1.600% for the 5-Year DD Term Loan Facility, 1.125% to 2.000% for the Continued Term Loan Facility, and 0.875% to 1.500% for the Revolving Credit Facility. Borrowings under the Restated Credit Agreement that are base rate loans bear interest at a per annum rate (but not less than 1.0%) equal to (i) the greatest of (A) the “prime rate” (as defined in the Restated Credit Agreement) in effect on such day, (B) the Federal Funds Rate (as defined in the Restated Credit Agreement) in effect on such day plus 0.500%, and (C) the adjusted one-month term SOFR rate plus 1.0% per annum, plus (ii) an applicable margin, based on the credit ratings of Concentrix’ senior unsecured non-credit enhanced long-term indebtedness for borrowed money. The applicable margin ranges from 0.000% to 0.500% for the New Term Loan Facility, the 3-Year DD Term Loan Facility, and the Revolving Credit Facility, 0.100% to 0.600% for the 5-Year DD Term Loan Facility, and 0.125% to 1.000% for the Continued Term Loan Facility.
The Restated Credit Agreement contains certain loan covenants that are customary for credit facilities of this type and that restrict the ability of Concentrix and its subsidiaries to take certain actions, including the creation of liens, mergers, consolidations or other fundamental changes to the nature of their business, and, solely with respect to subsidiaries of Concentrix, incurrence of indebtedness. In addition, the Restated Credit Agreement contains financial covenants that require Concentrix to maintain at the end of each fiscal quarter, (i) a consolidated leverage ratio (as defined in the Restated Credit Agreement) not to exceed 3.75 to 1.00 (or for certain periods following certain qualified acquisitions, 4.25 to 1.00) and (ii) a consolidated interest coverage ratio (as defined in the Restated Credit Agreement) no less than 3.00 to 1.00. The Restated Credit Agreement also contains various customary events of default, including payment defaults, defaults under certain other indebtedness, and a change of control of Concentrix.
As of May 31, 2025 and November 30, 2024, the outstanding principal balance on our term loans was $1,350 million and $1,500 million. During the three and six months ended May 31, 2025, we voluntarily prepaid $150 million of the principal balance on our term loans, without penalty.
None of our subsidiaries guarantees the obligations under the Restated Credit Agreement.
At May 31, 2025 and November 30, 2024, no amounts were outstanding under our revolving credit facility.

Securitization Facility

On January 14, 2025, we entered into an amendment to the Securitization Facility to (i) increase in the commitment of the lenders to provide available borrowings from up to $600 million to up to $700 million and (ii) extend the termination date of the Securitization Facility from April 24, 2026 to January 14, 2027. For borrowings that are funded by certain lenders through the issuance of commercial paper, the amendment also reduced the spread to the applicable commercial paper rate from 0.80% to 0.75%. Other borrowings bear interest at a per annum rate equal to the applicable SOFR rate (subject to a SOFR related adjustment of 0.10%), plus a spread of 0.90%.

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

We currently intend to use the proceeds of the Delayed Draw Term Loans, when drawn, to repay in full the Sellers’ Note. As a result, the amount outstanding on the Sellers’ Note has been classified as long-term debt within the consolidated balance sheet as of May 31, 2025. The amount outstanding on the Sellers’ Note as of November 30, 2024 was also classified as long-term debt within the consolidated balance sheet based on the Company’s ability and intent to refinance on a long-term basis.

As of May 31, 2025 and November 30, 2024, we were in compliance with the debt covenants related to our debt arrangements.

Cash Flows – Six Months Ended May 31, 2025 and 2024
The following summarizes our cash flows for the six months ended May 31, 2025 and 2024, as reported in our consolidated statement of cash flows in the accompanying consolidated financial statements.

	Six Months Ended
	May 31, 2025	May 31, 2024

	($ in thousands)
Net cash provided by operating activities	$237,944	$191,469
Net cash used in investing activities	(107,073)	(120,649)
Net cash used in financing activities	(46,600)	(183,276)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	21,257	(5,978)
Net increase (decrease) in cash, cash equivalents and restricted cash	$105,528	$(118,434)
Cash, cash equivalents and restricted cash at beginning of year	429,604	516,487
Cash, cash equivalents and restricted cash at the end of the period	$535,132	$398,053
Operating Activities
Net cash provided by operating activities was $237.9 million for the six months ended May 31, 2025, compared to $191.5 million for the six months ended May 31, 2024. The change over the prior year period was primarily due to favorable working capital changes and less cash required for acquisition-related and integration expenses.

Investing Activities

Net cash used in investing activities for the six months ended May 31, 2025 was $107.1 million, compared to $120.6 million for the six months ended May 31, 2024. The decrease in net cash used in investing activities over the prior year period primarily related to a decrease in capital expenditures.

Financing Activities
Net cash used in financing activities for the six months ended May 31, 2025 was $46.6 million, primarily consisting of net principal payments of $150.0 million on the term loans, share repurchases of $71.2 million, dividends paid of $44.5 million, change in funds held for clients of $8.8 million, payments on other borrowings of $6.0 million, debt issuance costs of $4.8 million, a deferred acquisition consideration payment of $6.5 million, all partially offset by net borrowings under our Securitization Facility of $247.0 million.
Net cash used by financing activities for the six months ended May 31, 2024 was $183.3 million, consisting of principal payments of $250.0 million made on term loan borrowings under our senior credit facility, cash paid for acquired earnout liabilities of $22.7 million, share repurchases of $62.3 million, a change in funds held for clients of $30.6 million, and dividends of $41.0 million, partially offset by net borrowings of $223.0 million under our Securitization Facility.
Free Cash Flow and Adjusted Free Cash Flow (non-GAAP measures)

	Six Months Ended
	May 31, 2025	May 31, 2024

	($ in thousands)
Net cash provided by operating activities	$237,944	$191,469
Purchases of property and equipment	(106,410)	(116,145)
Free cash flow (a non-GAAP measure)	$131,534	$75,324
Change in outstanding factoring balances	28,936	45,258
Adjusted free cash flow (a non-GAAP measure)	$160,470	$120,582
Our free cash flow was $131.5 million for the six months ended May 31, 2025 compared to $75.3 million for the six months ended May 31, 2024. The increase in free cash flow for the six months ended May 31, 2025 compared to the prior fiscal year period was due to the increase in cash provided by operating activities and a decrease in capital expenditures.
Our adjusted free cash flow was $160.5 million for the six months ended May 31, 2025 compared to $120.6 million for the six months ended May 31, 2024. The increase in adjusted free cash flow for the six months ended May 31, 2025 compared to the prior year period was due to an increase in free cash flow partially offset by a decrease in the change in outstanding factoring balances.

Capital Resources
As of May 31, 2025, we had total liquidity of $1,524.8 million, which includes undrawn capacity on our revolving credit facility of $1,100.0 million, undrawn capacity of $82.0 million under our Securitization Facility, and cash and cash equivalents.
Our cash and cash equivalents totaled $342.8 million and $240.6 million as of May 31, 2025 and November 30, 2024, respectively. Of our total cash and cash equivalents, 99% were held by our non-U.S. legal entities as of both May 31, 2025 and November 30, 2024. The cash and cash equivalents held by our non-U.S. legal entities are no longer subject to U.S. federal tax on repatriation into the United States; repatriation of some non-U.S. balances is restricted by local laws. Historically, we have fully utilized and reinvested all non-U.S. cash to fund our international operations and expansions; however, we have recorded deferred tax liabilities related to non-U.S. withholding taxes on the earnings of certain previously acquired non-U.S. entities that are likely to be repatriated in the future. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of the state and withholding taxes depending upon the planned timing and manner of such repatriation.

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
We serve many of our U.S.-based, European and British clients from our delivery centers located around the world. As a result, a substantial portion of the costs to deliver these services are denominated in the local currency of the country where the services are performed. This creates foreign exchange exposure for us. As of May 31, 2025, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in certain foreign currencies by entering into hedging contracts with institutions to acquire a total of PHP 41,780.0 million at a fixed price of $726.1 million at various dates through May 2027; and INR 29,470.0 million at a fixed price of $338.1 million at various dates through May 2027. The fair value of these derivative instruments as of May 31, 2025 is presented in Note 6 of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The potential loss in fair value at May 31, 2025 for such contracts resulting from a hypothetical 10% adverse change in the underlying foreign currency exchange rates is approximately $108.4 million. This loss would be substantially mitigated by corresponding gains on the underlying foreign currency exposures.
Other foreign currency exposures arise from transactions denominated in a currency other than the functional currency. We periodically enter into hedging contracts that are not denominated as hedges. The purpose of these derivative instruments is to mitigate the risk of foreign currency exposure related to receivables, payables, and intercompany transactions that are denominated in currencies that are different from the functional currencies of our respective legal entities that are party to the transactions. As of May 31, 2025, all of these contracts have reached maturity.
Interest Rate Risk
At May 31, 2025, our outstanding debt under our Restated Credit Agreement and our Securitization Facility is variable rate debt, which exposes the Company to changes in interest rates. Holding other variables constant, including the total amount of outstanding indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated increase in interest expense of approximately $19.7 million per year.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during our second fiscal quarter of fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe that these proceedings will have a material adverse effect on the results of our operations, our financial position, or the cash flows of our business. During the three months ended May 31, 2025, there were no new material legal proceedings and no material developments in any legal proceedings reported in our Annual Report on Form 10-K for the fiscal year ended November 30, 2024.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company’s purchases of common stock under the Company’s share repurchase program during the fiscal quarter ended May 31, 2025:

Period	Total number of shares purchased (1), (2)	Average price paid per share	Total number of shares purchased as part of publicly announced program (3)	Maximum dollar amount that may yet be purchased under the program (in thousands)(3)
March 1, 2025 - March 31, 2025	315,816	$45.84	315,684	$567,858
April 1, 2025 - April 30, 2025	383,658	$49.28	378,720	$549,190
May 1, 2025 - May 31, 2025	230,901	$53.10	229,495	$537,002
Total	930,375	$49.06	923,899
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
ITEM 5. OTHER INFORMATION
During the three months ended May 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

2.1
Share Purchase and Contribution Agreement, dated June 12, 2023, by and among Concentrix Corporation, OSYRIS S.à r.l., Marnix Lux SA, the other beneficiaries party thereto, and Sandrine Asseraf as the PoA Seller Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2023). *

2.2
First Amendment to Share Purchase and Contribution Agreement, dated July 14, 2023, by and among Concentrix Corporation, OSYRIS S.à r.l., Marnix Lux SA, Sandrine Asseraf as the PoA Seller Representative, Priscilla Maters, as the representative of the GBL Sellers and Frédéric Jousset, and Sapiens, as the representative of the Non-PoA Sellers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2023).*

3.1
Composite Amended and Restated Certificate of Incorporation of the Company, as amended by the Certificate of Amendment of the Certificate of Incorporation of Concentrix Corporation, filed March 25, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on April 4, 2025).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on April 4, 2025).

10.1
Amendment and Restatement Agreement, dated as of April 11, 2025, by and among Concentrix Corporation, the lenders party thereto, Bank of America, N.A., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2025).

10.2
Fifth Amendment to Receivables Financing Agreement, dated as of April 11, 2025, by and among Concentrix Receivables, Inc., as borrower, the Company, as servicer, the group agents and the lenders party thereto, and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 11, 2025).

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

Date: July 3, 2025	CONCENTRIX CORPORATION

	By:	/s/ Christopher Caldwell
Christopher Caldwell
President and Chief Executive Officer

	By:	/s/ Andre Valentine
Andre Valentine
Chief Financial Officer