Form 10-Q
period 2025-08-31
Concentrix Corp
filed 2025-10-03
CIK 1803599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding as of September 30, 2025
Common Stock, par value $0.0001 per share	62,257,439

CONCENTRIX CORPORATION
Form 10-Q
Index

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONCENTRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)

	August 31, 2025	November 30, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$350,259	$240,571
Accounts receivable, net	2,051,920	1,926,737
Other current assets	735,332	675,116
Total current assets	3,137,511	2,842,424
Property and equipment, net	733,306	714,517
Goodwill	5,191,565	4,986,967
Intangible assets, net	2,079,278	2,286,940
Deferred tax assets	282,486	218,396
Other assets	985,953	942,194
Total assets	$12,410,099	$11,991,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$221,570	$209,812
Current portion of long-term debt	37,500	2,522
Accrued compensation and benefits	698,890	706,619
Other accrued liabilities	969,868	977,314
Income taxes payable	81,355	99,546
Total current liabilities	2,009,183	1,995,813
Long-term debt, net	4,790,293	4,733,056
Other long-term liabilities	964,086	910,271
Deferred tax liabilities	302,408	312,574
Total liabilities	8,065,970	7,951,714
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized and no shares issued and outstanding as of August 31, 2025 and November 30, 2024, respectively	—	—
Common stock, $0.0001 par value, 250,000 shares authorized; 69,120 and 68,849 shares issued as of August 31, 2025 and November 30, 2024, respectively, and 62,209 and 64,238 shares outstanding as of August 31, 2025 and November 30, 2024, respectively	7	7
Additional paid-in capital	3,765,512	3,683,608
Treasury stock, 6,911 and 4,611 shares as of August 31, 2025 and November 30, 2024, respectively	(537,966)	(421,449)
Retained earnings	1,325,693	1,191,871
Accumulated other comprehensive loss	(209,117)	(414,313)
Total stockholders’ equity	4,344,129	4,039,724
Total liabilities and stockholders’ equity	$12,410,099	$11,991,438

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
Revenue	$2,483,253	$2,387,412	$7,272,846	$7,170,876
Cost of revenue	1,628,246	1,523,220	4,713,792	4,592,586
Gross profit	855,007	864,192	2,559,054	2,578,290
Selling, general and administrative expenses	708,023	710,950	2,094,858	2,126,439
Operating income	146,984	153,242	464,196	451,851
Interest expense and finance charges, net	72,014	80,815	220,414	245,711
Other expense (income), net	(36,474)	46,011	(20,175)	19,772
Income before income taxes	111,444	26,416	263,957	186,368
Provision for income taxes	23,334	9,785	63,497	50,801
Net income	88,110	$16,631	$200,460	$135,567

Earnings per common share:
Basic	$1.34	$0.25	$3.01	$2.00
Diluted	$1.34	$0.25	$3.01	$2.00
Weighted-average common shares outstanding:
Basic	62,598	64,660	63,325	65,196
Diluted	62,702	64,749	63,379	65,311

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
Net income	$88,110	$16,631	$200,460	$135,567
Other comprehensive income (loss):
Unrealized gains (losses) of defined benefit plans, net of taxes of $0 and $(19) for the three and nine months ended August 31, 2025, respectively, and $0 and $(135) for the three and nine months ended August 31, 2024, respectively	(14)	633	1,103	1,907
Unrealized gains (losses) on hedges during the period, net of taxes of $5,839 and $(3,275) for the three and nine months ended August 31, 2025, respectively, and $(6,890) and $1,539 for the three and nine months ended August 31, 2024, respectively	(13,074)	23,647	14,375	(1,300)
Reclassification of net losses (gains) on hedges to net income, net of taxes of $186 and $(1,235) for the three and nine months ended August 31, 2025, respectively, and $(789) and $(807) for the three and nine months ended August 31, 2024, respectively	(545)	2,323	3,627	2,391
Total change in unrealized gains (losses) on hedges, net of taxes	(13,619)	25,970	18,002	1,091
Foreign currency translation adjustments for the three and nine months ended August 31, 2025 and August 31, 2024, respectively	27,548	75,602	186,091	(19,161)
Other comprehensive income (loss)	13,915	102,205	205,196	(16,163)
Comprehensive income	$102,025	$118,836	$405,656	$119,404

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency and share amounts in thousands)
(unaudited)

	Three and Nine Months Ended August 31, 2025
	Common stock			Treasury stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances, May 31, 2025	69,054	$7	$3,738,360	6,124	$(496,194)	$1,259,559	$(223,032)	$4,278,700
Other comprehensive income	—	—	—	—	—	—	13,915	13,915
Share-based compensation activity	66	—	27,152	—	—	—	—	27,152
Repurchase of common stock for tax withholdings on equity awards	—	—	—	4	(172)	—	—	(172)
Repurchase of common stock	—	—	—	783	(41,600)	—	—	(41,600)
Dividends	—	—	—	—	—	(21,976)	—	(21,976)
Net income	—	—	—	—	—	88,110	—	88,110
Balances, August 31, 2025	69,120	$7	$3,765,512	6,911	$(537,966)	$1,325,693	$(209,117)	$4,344,129

Balances, November 30, 2024	68,849	$7	$3,683,608	4,611	$(421,449)	$1,191,871	$(414,313)	$4,039,724
Other comprehensive income	—	—	—	—	—	—	205,196	205,196
Share-based compensation activity	271	—	81,904	—	—	—	—	81,904
Repurchase of common stock for tax withholdings on equity awards	—	—	—	53	(3,743)	—	—	(3,743)
Repurchase of common stock	—	—	—	2,247	(112,774)	—	—	(112,774)
Dividends	—	—	—	—	—	(66,638)	—	(66,638)
Net income	—	—	—	—	—	200,460	—	200,460
Balances, August 31, 2025	69,120	$7	$3,765,512	6,911	$(537,966)	$1,325,693	$(209,117)	$4,344,129

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

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Nine Months Ended
	August 31, 2025	August 31, 2024
Cash flows from operating activities:
Net income	$200,460	$135,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	168,026	188,296
Amortization	326,556	348,827
Non-cash share-based compensation expense	77,913	65,671
Provision for doubtful accounts	5,467	5,927
Deferred income taxes	(112,717)	(80,865)
Amortization of debt discount and issuance costs	19,056	19,178
Pension and other post-retirement benefit costs	11,220	11,360
Pension and other post-retirement plan contributions	—	(3,420)
Change in acquisition contingent consideration	4,250	(11,086)
Other	(39)	1,463
Changes in operating assets and liabilities:
Accounts receivable, net	(64,260)	(47,687)
Accounts payable	6,895	(27,448)
Other operating assets and liabilities	(180,080)	(222,692)
Net cash provided by operating activities	462,747	383,091
Cash flows from investing activities:
Purchases of property and equipment	(171,464)	(178,891)
Acquisition of business, net of cash and restricted cash acquired	(663)	(4,504)
Net cash used in investing activities	(172,127)	(183,395)
Cash flows from financing activities:
Proceeds from the Credit Facility - term loans	750,000	—
Repayments of the Credit Facility - term loans	(900,000)	(350,000)
Proceeds from the Credit Facility - Revolver	100,000	—
Repayments of the Credit Facility - Revolver	(100,000)	—
Proceeds from the Securitization Facility	1,628,000	1,725,000
Repayments of the Securitization Facility	(1,474,000)	(1,434,500)
Other debt proceeds	—	6,369
Other debt repayments	(6,165)	(6,196)
Cash paid for debt issuance costs	(4,755)	(600)
Acquisition deferred consideration payment	(6,454)	(22,737)
Proceeds from exercise of stock options	3,991	5,543
Repurchase of common stock for tax withholdings on equity awards	(3,743)	(2,358)
Repurchase of common stock	(112,774)	(101,615)
Dividends paid	(66,393)	(61,173)
Change in funds held for clients	(19,151)	(25,807)
Net cash used in financing activities	(211,444)	(268,074)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	29,706	(6,347)
Net increase (decrease) in cash, cash equivalents and restricted cash	108,882	(74,725)
Cash, cash equivalents and restricted cash at beginning of year	429,604	516,487
Cash, cash equivalents and restricted cash at end of period	$538,486	$441,762

Supplemental disclosure of non-cash investing activities:
Accrued costs for property and equipment purchases	$38,346	$24,447
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
Concentration of credit risk
For the three and nine months ended August 31, 2025 and 2024, no client accounted for more than 10% of the Company’s consolidated revenue.
As of August 31, 2025 and November 30, 2024, no client comprised more than 10% of the Company’s total accounts receivable balance.

Accounts receivable factoring

The Company has factoring programs with certain clients to sell accounts receivable to financial institutions under non-recourse agreements in exchange for cash proceeds. During the three and nine months ended August 31, 2025, the Company sold approximately $338,000 and $955,000 of accounts receivable under its factoring programs, respectively. During the three and nine months ended August 31, 2024, the Company sold approximately $328,000 and $1,029,000 of accounts receivable under its factoring programs, respectively. As of August 31, 2025 and November 30, 2024, the Company had approximately $127,000 and $162,000 outstanding under its factoring programs. In some instances, the Company may continue to service the transferred receivables after factoring has occurred. However, any servicing of the trade receivable does not constitute significant continuing involvement.

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
In September 2025, the FASB issued ASU 2025-06, which amends the guidance in ASC 350-40, Intangibles -Goodwill and Other - Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for the Company for annual reporting periods beginning with the fiscal year ending November 30, 2029 and for interim reporting periods beginning in that fiscal year. The Company is currently evaluating the impact that this update will have on the consolidated financial statements.

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
The Company recorded share-based compensation expense of $25,042 and $22,663 for the three months ended August 31, 2025 and 2024, respectively. The Company recorded share-based compensation expense of $78,504 and $65,927 for the nine months ended August 31, 2025 and 2024, respectively. Share-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.
NOTE 4—BALANCE SHEET COMPONENTS:

Cash, cash equivalents and restricted cash:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	As of
	August 31, 2025	November 30, 2024
Cash and cash equivalents	$350,259	$240,571
Restricted cash included in other current assets	188,227	189,033
Cash, cash equivalents and restricted cash	$538,486	$429,604
Restricted cash balances relate primarily to funds held for clients, restrictions placed on cash deposits by banks as collateral for the issuance of bank guarantees and the terms of a government grant, and letters of credit for leases. Of the restricted cash balance, $178,558 and $179,949 related to funds held for clients as of August 31, 2025 and November 30, 2024, respectively. As of August 31, 2025 and November 30, 2024, the Company has a corresponding current liability recorded in other accrued liabilities on the consolidated balance sheet related to these funds.
Accounts receivable, net:
Accounts receivable, net is comprised of the following as of August 31, 2025 and November 30, 2024:

	As of
	August 31, 2025	November 30, 2024
Billed accounts receivable	$1,142,873	$1,080,778
Unbilled accounts receivable	928,433	860,266
Less: Allowance for doubtful trade receivables	(19,386)	(14,307)
Accounts receivable, net	$2,051,920	$1,926,737

Allowance for doubtful trade receivables:
Presented below is a progression of the allowance for doubtful trade receivables:

	Three Months Ended		Nine Months Ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
Balance at beginning of period	$19,561	$13,043	$14,307	$12,533
Net additions	549	2,237	5,467	5,927
Write-offs and reclassifications	(724)	(1,625)	(388)	(4,805)
Balance at end of period	$19,386	$13,655	$19,386	$13,655

Property and equipment, net:
The following table summarizes the carrying amounts and related accumulated depreciation for property and equipment as of August 31, 2025 and November 30, 2024:

	As of
	August 31, 2025	November 30, 2024
Land	$28,524	$28,235
Equipment, computers, and software	971,045	853,558
Furniture and fixtures	169,498	151,477
Buildings, building improvements, and leasehold improvements	688,257	617,880
Construction-in-progress	49,999	44,566
Total property and equipment, gross	$1,907,323	$1,695,716
Less: Accumulated depreciation	(1,174,017)	(981,199)
Property and equipment, net	$733,306	$714,517
Shown below are the countries where significant concentrations of the Company’s property and equipment, net are located as of August 31, 2025 and November 30, 2024:

	As of
	August 31, 2025	November 30, 2024
Property and equipment, net:
United States	$97,438	$118,732
Philippines	98,143	82,864
France	58,425	59,645
India	53,506	49,339
Others	425,794	403,937
Total	$733,306	$714,517

Goodwill:
The following table summarizes the changes in the Company’s goodwill for the nine months ended August 31, 2025 and August 31, 2024:

	Nine Months Ended
	August 31, 2025	August 31, 2024
Balance at beginning of period	$4,986,967	$5,078,668
Acquisition	2,353	—
Acquisition measurement period adjustments	—	31,641
Foreign exchange translation	202,245	(26,280)
Balance at end of period	$5,191,565	$5,084,029
Intangible assets, net:
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of August 31, 2025 and November 30, 2024:

	As of August 31, 2025			As of November 30, 2024
	Gross amounts	Accumulated amortization	Net amounts	Gross amounts	Accumulated amortization	Net amounts
Customer relationships	$3,758,923	$(1,738,596)	$2,020,327	$3,594,694	$(1,399,588)	$2,195,106
Technology	79,661	(60,642)	19,019	79,645	(50,119)	29,526
Trade names	124,415	(84,483)	39,932	113,758	(51,503)	62,255
Non-compete agreements	2,200	(2,200)	—	2,200	(2,147)	53
	$3,965,199	$(1,885,921)	$2,079,278	$3,790,297	$(1,503,357)	$2,286,940
Estimated future amortization expense of the Company’s intangible assets is as follows:

Fiscal years ending November 30,
2025 (remaining three months)	$107,898
2026	395,769
2027	298,791
2028	253,273
2029	210,803
Thereafter	812,744
Total	$2,079,278

Accumulated other comprehensive income (loss):
The components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes, were as follows:

	Three Months Ended August 31, 2025 and 2024
	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on hedges, net of taxes	Foreign currency translation adjustments, net of taxes	Total
Balances at May 31, 2024	$(9,997)	$(20,390)	$(279,708)	$(310,095)
Other comprehensive income (loss) before reclassification	633	23,647	75,602	99,882
Reclassification of losses from other comprehensive income (loss)	—	2,323	—	2,323
Balances at August 31, 2024	$(9,364)	$5,580	$(204,106)	$(207,890)

Balances at May 31, 2025	$(4,166)	$5,740	$(224,606)	$(223,032)
Other comprehensive income (loss) before reclassification	(14)	(13,074)	27,548	14,460
Reclassification of gains from other comprehensive income (loss)	—	(545)	—	(545)
Balances at August 31, 2025	$(4,180)	$(7,879)	$(197,058)	$(209,117)

	Nine Months Ended August 31, 2025 and 2024
	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on hedges, net of taxes	Foreign currency translation adjustments, net of taxes	Total
Balances at November 30, 2023	$(11,271)	$4,489	$(184,945)	$(191,727)
Other comprehensive income (loss) before reclassification	1,907	(1,300)	(19,161)	(18,554)
Reclassification of losses from other comprehensive income (loss)	—	2,391	—	2,391
Balances at August 31, 2024	$(9,364)	$5,580	$(204,106)	$(207,890)

Balances at November 30, 2024	$(5,283)	$(25,881)	$(383,149)	$(414,313)
Other comprehensive income (loss) before reclassification	1,103	14,375	186,091	201,569
Reclassification of gains from other comprehensive income (loss)	—	3,627	—	3,627
Balances at August 31, 2025	$(4,180)	$(7,879)	$(197,058)	$(209,117)
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
Cash Flow Hedges
To mitigate the impact on gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s legal entities with functional currencies that are not U.S. dollars may hedge a portion of forecasted revenue or costs not denominated in the entities’ functional currencies. These instruments mature at various dates through August 2027. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of “Revenue” in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of foreign currency costs are recognized as a component of “Cost of revenue” or “Selling, general and administrative expenses” in the same period as the related costs are recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions.
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

	Value as of
Balance Sheet Line Item	August 31, 2025	November 30, 2024
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$234,180	$458,482
Other current assets	5,135	13,935
Other accrued liabilities	—	167
Derivative instruments designated as fair value hedges:
Cross-currency interest rate swaps (notional value)	$471,604	$471,604
Other long-term liabilities	27,999	7,468
Derivative instruments designated as cash flow hedges:
Foreign exchange forward contracts (notional value)	$1,055,219	$1,049,787
Other current assets and other assets	6,912	578
Other accrued liabilities and other long-term liabilities	10,736	22,155
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

		Three Months Ended		Nine Months Ended
	Locations of gain (loss) in statement of operations	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
Derivative instruments designated as cash flow and fair value hedges:
Gains (losses) recognized in OCI:
Foreign exchange forward contracts		$(22,989)	$27,168	$12,892	$(7,025)
Cross-currency interest rate swaps		4,076	3,369	4,758	4,186
Total		$(18,913)	$30,537	$17,650	$(2,839)

Gains (losses) reclassified from AOCI into income:
Foreign exchange forward contracts
Gain (loss) reclassified from AOCI into income	Cost of revenue	$564	$(2,531)	$(3,576)	$(2,648)
Gain (loss) reclassified from AOCI into income	Selling, general and administrative expenses	167	(581)	(1,286)	(550)
Total		$731	$(3,112)	$(4,862)	$(3,198)

Derivative instruments not designated as hedging instruments:
Gain recognized from foreign exchange forward contracts, net(1)	Other expense (income), net	$5,118	$(7,663)	$5,858	$(11,696)
(1)    The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net losses in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $2,192.

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

The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of August 31, 2025				As of November 30, 2024
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets measured at fair value:
Cash and cash equivalents	$350,259	$350,259	$—	$—	$240,571	$240,571	$—	$—
Restricted cash	188,227	188,227	—	—	189,033	189,033	—	—
Forward foreign currency exchange contracts	12,047	—	12,047	—	14,513	—	14,513	—
Liabilities measured at fair value:
Forward foreign currency exchange contracts	10,736	—	10,736	—	22,322	—	22,322	—
Cross-currency interest rate swaps	27,999	—	27,999	—	7,468	—	7,468	—
Acquisition contingent consideration	15,043	—	15,043	—	13,373	—	13,373	—
Liabilities measured at other than fair value:
Long term debt (senior notes)
Fair value	2,240,699	—	2,240,699	—	2,202,221	—	2,202,221	—
Carrying amount	2,138,522	—	—	—	2,135,576	—	—	—
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
The effect of nonperformance risk on the fair value of derivative instruments was not material as of August 31, 2025 and November 30, 2024.

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
During the three and nine months ended August 31, 2025 and 2024, there were no transfers between the fair value measurement category levels.
NOTE 7—BORROWINGS:
Borrowings consist of the following:

	As of
	August 31, 2025	November 30, 2024
Credit Facility - current portion of term loans component	$37,500	$—
Other loans	—	2,522
Current portion of long-term debt	$37,500	$2,522

6.650% Senior Notes due 2026	$800,000	$800,000
6.600% Senior Notes due 2028	800,000	800,000
6.850% Senior Notes due 2033	550,000	550,000
Credit Facility - term loans component	1,312,500	1,500,000
Securitization Facility	525,000	371,000
Sellers’ Note	818,570	740,466
Other loans	—	3,643
Long-term debt, before unamortized debt discount and issuance costs	4,806,070	4,765,109
Less: unamortized debt discount and issuance costs	(15,777)	(32,053)
Long-term debt, net	$4,790,293	$4,733,056

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

The principal amount outstanding on the 2026 Notes as of August 31, 2025 was classified as long-term debt within the consolidated balance sheet based on the Company’s ability and intent to refinance on a long-term basis.

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
The Restated Credit Agreement provides for (i) an unsecured three-year term loan facility in an aggregate principal amount not to exceed $750,000 (the “New Term Loan Facility”), (ii) an unsecured three-year delayed draw term loan facility in an aggregate principal amount not to exceed $250,000 (the “3-Year DD Term Loan Facility”), (iii) an unsecured five-year delayed draw term loan facility in an aggregate principal amount not to exceed $500,000 (the “5-Year DD Term Loan Facility”, and together with the 3-Year DD Term Loan Facility, the “Delayed Draw Term Loans”), and (iv) a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $1.1 billion (the “Revolving Credit Facility”). The Restated Credit Agreement also provides for the conversion and continuation of loans in an aggregate principal amount of $750,000 under the Company’s prior unsecured term loan facility pursuant to the Existing Credit Agreement into loans under an unsecured term loan facility with the same maturity as such converted and continued loans (the “Continued Term Loan Facility”). Aggregate borrowing capacity under the Restated Credit Agreement may be increased by up to an additional $500,000 by increasing the amount of the revolving credit facility commitments or by incurring additional term loans, in each case subject to the satisfaction of certain conditions set forth in the Restated Credit Agreement, including the receipt of additional commitments for such increase(s). On September 25, 2025, the Company drew $750,000 on the Delayed Draw Term Loans and used the proceeds and cash on hand to repay in full the Sellers’ Note.

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
As of August 31, 2025 and November 30, 2024, the outstanding principal balance on the Company’s term loans was $1,350,000 and $1,500,000, respectively. During the nine months ended August 31, 2025, the Company voluntarily prepaid $150,000 of the principal balance on the Company’s term loans, without penalty.
None of Concentrix’ subsidiaries guarantees the obligations under the Restated Credit Agreement.
As of August 31, 2025 and November 30, 2024, no amounts were outstanding under the Company’s revolving credit facility.
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

On September 25, 2025, the Company used the proceeds of the Delayed Draw Term Loans and cash on hand to repay the principal balance and accrued interest on the Sellers’ Note. The principal amount outstanding on the Sellers’ Note as of August 31, 2025 and November 30, 2024 was also classified as long-term debt within the consolidated balance sheet based on the Company’s ability and intent to refinance on a long-term basis.

Covenant compliance
As of August 31, 2025 and November 30, 2024, Concentrix was in compliance with all covenants for the above arrangements.

NOTE 8—EARNINGS PER SHARE:

Basic and diluted earnings per common share (“EPS”) are computed using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating security.

	Three Months Ended		Nine Months Ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
Basic earnings per common share:
Net income	$88,110	$16,631	$200,460	$135,567
Less: net income allocated to participating securities(1)	(4,219)	(559)	(9,714)	(4,873)
Net income attributable to common stockholders	$83,891	$16,072	$190,746	$130,694

Weighted-average number of common shares - basic	62,598	64,660	63,325	65,196

Basic earnings per common share	$1.34	$0.25	$3.01	$2.00

Diluted earnings per common share:
Net income	$88,110	$16,631	$200,460	$135,567
Less: net income allocated to participating securities(1)	(4,214)	(558)	(9,709)	(4,865)
Net income attributable to common stockholders	$83,896	$16,073	$190,751	$130,702

Weighted-average number of common shares - basic	62,598	64,660	63,325	65,196
Effect of dilutive securities:
Stock options and certain restricted stock units	104	89	54	115
Weighted-average number of common shares - diluted	62,702	64,749	63,379	65,311

Diluted earnings per common share	$1.34	$0.25	$3.01	$2.00
(1)Restricted stock awards and certain restricted stock units granted to employees by the Company are considered participating securities.

NOTE 9—REVENUE:
Disaggregated revenue
In the following table, the Company’s revenue is disaggregated by primary industry verticals:

	Three Months Ended		Nine Months Ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
Industry vertical:
Technology and consumer electronics	$670,573	$664,829	$1,990,984	$1,988,199
Retail, travel and e-commerce	622,822	593,736	1,790,502	1,745,529
Communications and media	411,229	380,508	1,175,192	1,141,926
Banking, financial services and insurance	384,449	352,471	1,133,657	1,095,616
Healthcare	174,106	172,400	540,297	540,162
Other	220,074	223,468	642,214	659,444
Total	$2,483,253	$2,387,412	$7,272,846	$7,170,876
NOTE 10—PENSION AND EMPLOYEE BENEFITS PLANS:
The Company has a 401(k) plan in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in the 401(k) plan on the first day of the month after their employment date. The Company may make discretionary contributions under the plan. Employees in most of the Company’s non-U.S. legal entities are covered by government mandated defined contribution plans. During the three and nine months ended August 31, 2025, the Company contributed $32,903 and $95,131, respectively, to defined contribution plans. During the three and nine months ended August 31, 2024, the Company contributed $23,539 and $75,171, respectively, to defined contribution plans.
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
Net benefit costs related to defined benefit plans were $3,510 and $11,220, during the three and nine months ended August 31, 2025, respectively. Net benefit costs related to defined benefit plans were $4,271 and $11,360, during the three and nine months ended August 31, 2024, respectively. Service costs are recorded in cost of services and selling, general and administrative expenses while the remaining components of total pension costs are recorded within other expense (income), net in the consolidated statements of operations. On an aggregate basis, the plans were underfunded by $81,974 and $77,942 at August 31, 2025 and November 30, 2024, respectively.
NOTE 11—INCOME TAXES:
Income taxes consist of current and deferred tax expense resulting from income earned in domestic and international jurisdictions. The effective tax rates for the three and nine months ended August 31, 2025 and 2024 were impacted by the geographic mix of worldwide income and certain discrete items.

The liability for unrecognized tax benefits was $110,358 and $112,961 at August 31, 2025 and November 30, 2024, respectively, and is included in other long-term liabilities in the consolidated balance sheets. As of August 31, 2025 and November 30, 2024, the total amount of unrecognized tax benefits that would affect income tax expense if recognized in the consolidated financial statements was $77,405 and $60,512, respectively. This amount includes net interest and penalties of $12,962 and $12,613 for the respective periods. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease between approximately $43,855 and $46,576 in the next twelve months; however, actual developments in this area could differ from those currently expected.
NOTE 12— LEASES:
The Company leases certain of its facilities and equipment under operating lease agreements, which expire in various periods through 2037. The Company’s finance leases are not material.
The following table presents the various components of operating lease costs:

	Three Months Ended		Nine Months Ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
Operating lease cost	$85,333	$73,765	$239,592	$217,471
Short-term lease cost	15,111	24,437	52,434	67,005
Variable lease cost	13,030	11,145	39,355	33,154
Sublease income	(553)	(1,013)	(2,707)	(3,299)
Total operating lease cost	$112,921	$108,334	$328,674	$314,331
The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five fiscal years and thereafter as of August 31, 2025:

Fiscal Years Ending November 30,
2025 (remaining three months)	$82,548
2026	293,394
2027	233,370
2028	176,716
2029	117,102
Thereafter	134,027
Total payments	1,037,157
Less: imputed interest*	146,440
Total present value of lease payments	$890,717
*Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.
The following amounts were recorded in the consolidated balance sheets related to the Company’s operating leases:

		As of
		August 31, 2025	November 30, 2024
Operating lease ROU assets	Other assets, net	$853,456	$816,550
Current operating lease liabilities	Other accrued liabilities	252,169	235,912
Non-current operating lease liabilities	Other long-term liabilities	638,548	625,888

The following table presents supplemental cash flow information related to the Company’s operating leases. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Nine Months Ended
	August 31, 2025	August 31, 2024
Cash paid for amounts included in the measurement of lease liabilities	$257,661	$230,274
Non-cash ROU assets obtained in exchange for lease liabilities	182,752	210,359
The weighted-average remaining lease term and discount rate as of August 31, 2025 and November 30, 2024 were as follows:

	As of
	August 31, 2025	November 30, 2024
Weighted-average remaining lease term (years)	4.23	4.50
Weighted-average discount rate	6.80%	6.91%
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
During the three and nine months ended August 31, 2025, under the share repurchase program, the Company repurchased 783 and 2,247 shares, respectively, of its common stock for an aggregate purchase price of $41,600 and $112,774, respectively. During the three and nine months ended August 31, 2024, under the share repurchase program, the Company repurchased 607 and 1,507 shares, respectively, of its common stock for an aggregate purchase price of $39,308 and $101,615, respectively. The share repurchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes. At August 31, 2025, approximately $495,402 remained available for share repurchases under the existing authorization from the Company’s board of directors.
During September 2025, the Company repurchased 265 shares of its common stock under the share repurchase program for an aggregate purchase price of $14,084.

Dividends
During fiscal years 2025 and 2024, the Company paid the following dividends per share approved by the Company’s board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
January 24, 2024	February 5, 2024	$0.3025	February 15, 2024
March 26, 2024	April 26, 2024	$0.3025	May 7, 2024
June 26, 2024	July 26, 2024	$0.3025	August 6, 2024
September 25, 2024	October 25, 2024	$0.33275	November 5, 2024
January 15, 2025	January 31, 2025	$0.33275	February 11, 2025
March 26, 2025	April 25, 2025	$0.33275	May 6, 2025
June 26, 2025	July 25, 2025	$0.33275	August 5, 2025

On September 25, 2025, the Company announced a cash dividend of $0.36 per share to stockholders of record as of the close of business on October 24, 2025, payable on November 4, 2025.

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
For the nine months ended August 31, 2025 and 2024, approximately 89% and 87%, respectively, of our consolidated revenue was generated from our non-U.S. operations, and approximately 54% and 50%, respectively, of our consolidated revenue was priced in U.S. dollars. We expect that a significant amount of our revenue will continue to be generated from our non-U.S. operations while being priced in U.S. dollars. We have certain client contracts that are priced in non-U.S. dollar currencies for which a substantial portion of the costs to deliver the services are in other currencies. Accordingly, our revenue may be earned in currencies that are different from the currencies in which we incur corresponding expenses. Fluctuations in the value of currencies, such as the Philippine peso, the Indian rupee, the euro, and the Canadian dollar, against the U.S. dollar or other currencies in which we bill our clients, and inflation in the local economies in which these delivery centers are located, can impact the operating and labor costs in these delivery centers, which can result in reduced profitability. As a result, our revenue growth, costs, and profitability have been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates and inflation.
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

Our business operates globally in 75 countries across six continents. We have significant concentrations in the Philippines, India, Brazil, the United States, Egypt, Türkiye, Colombia, Malaysia, Morocco, China, the United Kingdom, and elsewhere throughout EMEA, Latin America, and Asia-Pacific. Accordingly, we historically have and expect to continue to be impacted by economic strength or weakness in these geographies and by the strengthening or weakening of local currencies relative to the U.S. dollar.

In January 2025, the U.S. government began imposing, or threatening to impose, new or increased tariffs on certain countries, materials, and industries, and in response, certain impacted countries have imposed or threatened various retaliatory tariffs or other trade restrictions on imports from the United States. The tariff environment remains dynamic and we cannot predict with certainty the effect of future changes in global trade policy and tariffs on our clients’ operations and demand for our services in future periods.
Seasonality
Our revenue and margins fluctuate with the underlying trends in our clients’ businesses and trends in the level of consumer activity. As a result, our revenue and margins are typically higher in the fourth fiscal quarter of the year than in any other fiscal quarter.
Critical Accounting Policies and Estimates
During the three and nine months ended August 31, 2025, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2024.

Results of Operations – Three and Nine Months Ended August 31, 2025 and 2024

	Three Months Ended		Nine Months Ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024

	($ in thousands)		($ in thousands)
Revenue	$2,483,253	$2,387,412	$7,272,846	$7,170,876
Cost of revenue	1,628,246	1,523,220	4,713,792	4,592,586
Gross profit	855,007	864,192	2,559,054	2,578,290
Selling, general and administrative expenses	708,023	710,950	2,094,858	2,126,439
Operating income	146,984	153,242	464,196	451,851
Interest expense and finance charges, net	72,014	80,815	220,414	245,711
Other expense (income), net	(36,474)	46,011	(20,175)	19,772
Income before income taxes	111,444	26,416	263,957	186,368
Provision for income taxes	23,334	9,785	63,497	50,801
Net income	$88,110	$16,631	$200,460	$135,567
Revenue

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2025	August 31, 2024	2025 to 2024	August 31, 2025	August 31, 2024	2025 to 2024

	($ in thousands)			($ in thousands)
Industry vertical:
Technology and consumer electronics	$670,573	$664,829	0.9%	$1,990,984	$1,988,199	0.1%
Retail, travel and e-commerce	622,822	593,736	4.9%	1,790,502	1,745,529	2.6%
Communications and media	411,229	380,508	8.1%	1,175,192	1,141,926	2.9%
Banking, financial services and insurance	384,449	352,471	9.1%	1,133,657	1,095,616	3.5%
Healthcare	174,106	172,400	1.0%	540,297	540,162	—%
Other	220,074	223,468	(1.5)%	642,214	659,444	(2.6)%
Total	$2,483,253	$2,387,412	4.0%	$7,272,846	$7,170,876	1.4%
We generate revenue by delivering our technology and services to our clients categorized in the above industry verticals. Our solutions focus on customer engagement, process optimization, and back-office automation.
Our revenue increased by 4.0% for the three months ended August 31, 2025, compared to the three months ended August 31, 2024. The increase in revenue resulted from increases in revenue across our five primary industry verticals. Foreign currency exchange rates had a positive impact of $33.6 million, or 1.4%, on revenue growth for the period. The favorable foreign currency rate impact on revenue was primarily due to the strengthening of the euro against the U.S. dollar.
Our revenue increased by 1.4% for the nine months ended August 31, 2025, compared to the nine months ended August 31, 2024. The increase in revenue resulted from increases in revenue primarily across our retail, travel and e-commerce vertical, communications and media vertical, and banking, financial services and insurance vertical, but was negatively impacted by the effect of changes in foreign currency exchange rates of $28.3 million, or 0.4%. The unfavorable foreign currency rate impact on revenue was primarily due to the weakening of the Brazilian real and several other currencies against the U.S. dollar.
For the three months ended August 31, 2025, revenue increased in all of our primary industry verticals and decreased in our other vertical. Revenue in our technology and consumer electronics vertical increased by 0.9%, primarily due to increases in revenue from several social media and several other larger clients in the vertical, partially offset by a decrease in revenue with a larger client in the vertical. Revenue in our retail, travel and e-commerce vertical increased by 4.9%, primarily due to increases in revenue across the majority of clients in this vertical. Revenue in our communications and media vertical increased by 8.1%, primarily due to increases in revenue with several larger clients in the vertical. Revenue in our banking, financial services and insurance vertical increased by 9.1%, primarily due to increases in revenue from the majority of clients in the vertical. Revenue in our healthcare vertical increased by 1.0%, primary due to increases in revenue from several larger clients in the vertical. Revenue in our other vertical decreased by 1.5%, primarily related to decreases in revenue related to several clients in the vertical, partially offset by increases in revenue from several other clients in the vertical.

For the nine months ended August 31, 2025, revenue increased in all of our primary industry verticals, except healthcare, which remained flat year over year. Revenue also decreased in our other vertical. Revenue in our technology and consumer electronics vertical increased by 0.1%, primarily due to increases in revenue from several social media and several other larger clients in the vertical partially offset by a decrease in revenue with a larger client in the vertical. Revenue in our retail, travel and e-commerce vertical increased by 2.6%, primarily due to increases in revenue from several larger clients in this vertical. Revenue in our communication and media vertical increased by 2.9%, primarily due to increases in revenue from several larger clients in the vertical. Revenue in our banking, financial services and insurance vertical increased by 3.5%, primarily due to increases in revenue from the majority of clients in the vertical. Revenue in our healthcare vertical remained flat over the prior year period, primarily due to increases in revenue for two larger clients in the vertical offset by a revenue decrease from a larger client in the vertical. Revenue in our other vertical decreased by 2.6%, primarily related to decreases in revenue from an automotive client and several other clients in the vertical, partially offset by increases in revenue from several other clients in the vertical.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2025	August 31, 2024	2025 to 2024	August 31, 2025	August 31, 2024	2025 to 2024

	($ in thousands)			($ in thousands)
Cost of revenue	$1,628,246	$1,523,220	6.9%	$4,713,792	$4,592,586	2.6%
Gross profit	$855,007	$864,192	(1.1)%	$2,559,054	$2,578,290	(0.7)%
Gross margin %	34.4%	36.2%		35.2%	36.0%
Cost of revenue consists primarily of personnel costs. Gross margins can be impacted by resource location, client mix and pricing, additional lead time for programs to be fully scalable, and transition and initial set-up costs.
Our cost of revenue increased by 6.9% in the three months ended August 31, 2025, compared to the three months ended August 31, 2024. Our cost of revenue increased due to increases in underlying revenue due to volumes and included an increase in cost of revenue of $16.0 million, or 1.1%, due to changes in foreign currency exchange rates. The foreign currency exchange rate impact on our cost of revenue was caused primarily by the strengthening of the euro against the U.S. dollar.
Our cost of revenue increased by 2.6% in the nine months ended August 31, 2025, compared to the nine months ended August 31, 2024. Our cost of revenue increased due to increases in underlying revenue due to volumes partially offset by a reduction in our cost of revenue of $76.4 million, or 1.7%, due to changes in foreign currency exchange rates. The foreign currency exchange rate impact on our cost of revenue was caused primarily by the weakening of the Brazilian real, Egyptian pound and several other currencies against the U.S. dollar.
Our gross profit decreased by 1.1% in the three months ended August 31, 2025, compared to the three months ended August 31, 2024, primarily due to decreases in gross profit associated with underlying business, partially offset by a net favorable foreign currency impact of $17.6 million on gross profit. Our gross margin percentage for the three months ended August 31, 2025 decreased to 34.4% from 36.2% in the prior fiscal year period due to the changes to revenue and gross profit previously described.
Our gross profit decreased by 0.7% in the nine months ended August 31, 2025, compared to the nine months ended August 31, 2024, primarily due to decreases in gross profit associated with underlying business partially offset by a net favorable foreign currency impact of $48.1 million on gross profit. Our gross margin percentage for the three months ended August 31, 2025 decreased to 35.2% from 36.0% in the prior fiscal year period due to the changes to revenue and gross profit previously described.
Selling, General and Administrative Expenses

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2025	August 31, 2024	2025 to 2024	August 31, 2025	August 31, 2024	2025 to 2024

	($ in thousands)			($ in thousands)
Selling, general and administrative expenses	$708,023	$710,950	(0.4)%	$2,094,858	$2,126,439	(1.5)%
Percentage of revenue	28.5%	29.8%		28.8%	29.7%

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
Our selling, general and administrative expenses decreased by 0.4% in the three months ended August 31, 2025, compared to the three months ended August 31, 2024. Contributing to the decrease was a reduction of $17.4 million in acquisition-related and integration expenses partially offset by an increase of $12.0 million due to changes in foreign currency exchange rates. As a percentage of revenue, selling, general and administrative expenses decreased from 29.8% in the third fiscal quarter of 2024 to 28.5% in the third fiscal quarter of 2025, primarily due to the changes previously described.
Our selling, general and administrative expenses decreased by 1.5% in the nine months ended August 31, 2025, compared to the nine months ended August 31, 2024. Contributing to the decrease was a reduction in acquisition-related and integration expenses of approximately $43.7 million and a reduction of $10.9 million due to changes in foreign currency exchange rates. These decreases were partially offset by an increase in share-based compensation expense of $12.6 million and underlying expenses associated with increased business. As a percentage of revenue, selling, general and administrative expenses decreased from 29.7% in the third fiscal quarter of 2024 to 28.8% in the third fiscal quarter of 2025 primarily due to the changes previously described.
Operating Income

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2025	August 31, 2024	2025 to 2024	August 31, 2025	August 31, 2024	2025 to 2024

	($ in thousands)			($ in thousands)
Operating income	$146,984	$153,242	(4.1)%	$464,196	$451,851	2.7%
Operating margin	5.9%	6.4%		6.4%	6.3%
Our operating income decreased during the three months ended August 31, 2025, compared to the three months ended August 31, 2024, primarily due to the decrease in gross profit partially offset by the decrease in selling, general and administrative expenses.

Our operating margin decreased during the three months ended August 31, 2025, compared to the three months ended August 31, 2024, due to the decrease in gross margin percentage partially offset by the decrease in selling, general and administrative expenses as a percentage of revenue.

Our operating income increased during the nine months ended August 31, 2025, compared to the nine months ended August 31, 2024, primarily due to the decrease in selling, general and administrative expenses partially offset by the decrease in gross profit.

Our operating margin increased during the nine months ended August 31, 2025, compared to the nine months ended August 31, 2024, due to the decrease in selling, general and administrative expenses as a percentage of revenue partially offset by the decrease in gross margin percentage.
Interest Expense and Finance Charges, Net

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2025	August 31, 2024	2025 to 2024	August 31, 2025	August 31, 2024	2025 to 2024

	($ in thousands)			($ in thousands)
Interest expense and finance charges, net	$72,014	$80,815	(10.9)%	$220,414	$245,711	(10.3)%
Percentage of revenue	2.9%	3.4%		3.0%	3.4%
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

The decrease in interest expense and finance charges, net for the three months ended August 31, 2025, compared to the three months ended August 31, 2024, was primarily due to a decrease in interest expense on our term loan borrowings under our senior credit facility of $8.9 million. The decrease is a result of the decrease in outstanding borrowings and a decrease in the effective interest rate on the borrowings.
The decrease in interest expense and finance charges, net for the nine months ended August 31, 2025, compared to the nine months ended August 31, 2024, was primarily due to a decrease in interest expense on our term loan borrowings under our senior credit facility of $29.5 million. The decrease is a result of the decrease in outstanding borrowings and a decrease in the effective interest rate on the borrowings. The decrease was partially offset by an increase in interest expense on our Securitization Facility of $5.0 million primarily due to the increase in outstanding borrowings in comparison to the prior year period.
Other Expense (Income), Net

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2025	August 31, 2024	2025 to 2024	August 31, 2025	August 31, 2024	2025 to 2024

	($ in thousands)			($ in thousands)
Other expense (income), net	$(36,474)	$46,011	(179.3)%	$(20,175)	$19,772	(202.0)%
Percentage of revenue	(1.5)%	1.9%		(0.3)%	0.3%
Amounts recorded as other expense (income), net primarily include foreign currency transaction gains and losses other than cash flow hedges, investment gains and losses, the non-service component of pension costs, other non-operating gains and losses, and changes in acquisition contingent consideration related to the Webhelp Combination.
Other expense (income), net for the three months ended August 31, 2025 was income of $36.5 million, compared to an expense of $46.0 million for the three months ended August 31, 2024. The change in other expense (income), net over the prior fiscal year period was primarily due to a year over year net benefit of $12.9 million related to the change in acquisition contingent consideration associated with the Webhelp Combination and a year over year net benefit of $69.0 million related to net changes in foreign currency transaction gains (losses).
Other expense (income), net for the nine months ended August 31, 2025 was income of $20.2 million, compared to an expense of $19.8 million for the nine months ended August 31, 2024. The change in other expense (income), net over the prior fiscal year period was primarily due to an increase of net expense of $15.3 million related to the change in acquisition contingent consideration associated with the Webhelp Combination and a year over year benefit of $54.6 million related to net changes in foreign currency transaction gains (losses).
Provision for Income Taxes

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2025	August 31, 2024	2025 to 2024	August 31, 2025	August 31, 2024	2025 to 2024

	($ in thousands)			($ in thousands)
Provision for income taxes	$23,334	$9,785	138.5%	$63,497	$50,801	25.0%
Percentage of income before income taxes	20.9%	37.0%		24.1%	27.3%
Our provision for income taxes consists of our current and deferred tax expense resulting from our income earned in domestic and international jurisdictions.
Our provision for income taxes increased for the three months and nine months ended August 31, 2025, compared to the three months and nine months ended August 31, 2024. The increases in expense were primarily due to an increase in income before taxes and a decrease in the effective tax rate. The effective tax rate for the three months and nine months ended August 31, 2025 decreased compared to the three and nine months ended August 31, 2024, primarily due to certain discrete items and a change in the mix of income earned in different tax jurisdictions between periods.

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
•Non-GAAP net income, which is net income excluding the tax effected impact of acquisition-related and integration expenses, including related restructuring costs, step-up depreciation, amortization of intangible assets, share-based compensation, certain debt costs, imputed interest related to the Sellers’ Note, certain legal settlement costs, change in acquisition contingent consideration and foreign currency losses (gains), net. Non-GAAP net income also excludes the income tax effect of certain tax law changes and certain legal entity restructuring activities.

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
•Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share, tax effected impact of acquisition-related and integration expenses, including related restructuring costs, step-up depreciation, amortization of intangible assets, share-based compensation, certain debt costs, imputed interest related to the Sellers’ Note, certain legal settlement costs, change in acquisition contingent consideration and foreign currency losses (gains), net. Non-GAAP EPS also excludes the per share income tax effect of certain tax law changes and certain legal entity restructuring activities. Non-GAAP EPS excludes net income attributable to participating securities, and the per share, tax-effected impact of adjustments to net income described above that are attributable to common shareholders.

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

	Three Months Ended		Nine Months Ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
	($ in thousands, except per share amounts)

Operating income	$146,984	$153,242	$464,196	$451,851
Acquisition-related and integration expenses (1)	18,619	36,055	53,451	97,134
Step-up depreciation	2,704	2,449	7,616	7,432
Amortization of intangibles	111,779	116,556	326,556	348,827
Share-based compensation	25,042	22,663	78,504	65,927
Non-GAAP operating income	$305,128	$330,965	$930,323	$971,171

Net income	$88,110	$16,631	$200,460	$135,567
Interest expense and finance charges, net	72,014	80,815	220,414	245,711
Provision for income taxes	23,334	9,785	63,497	50,801
Other expense (income), net	(36,474)	46,011	(20,175)	19,772
Acquisition-related and integration expenses (1)	18,619	36,055	53,451	97,134
Step-up depreciation	2,704	2,449	7,616	7,432
Amortization of intangibles	111,779	116,556	326,556	348,827
Share-based compensation	25,042	22,663	78,504	65,927
Depreciation (exclusive of step-up depreciation)	54,074	57,115	160,410	180,864
Adjusted EBITDA	$359,202	$388,080	$1,090,733	$1,152,035

Operating margin	5.9%	6.4%	6.4%	6.3%
Non-GAAP operating margin	12.3%	13.9%	12.8%	13.5%
Adjusted EBITDA margin	14.5%	16.3%	15.0%	16.1%

Net income	$88,110	$16,631	$200,460	$135,567
Acquisition-related and integration expenses (1)	18,619	36,055	53,451	97,134
Step-up depreciation	2,704	2,449	7,616	7,432
Debt costs (2)	—	—	1,102	—
Imputed interest related to Sellers' Note included in interest expense and finance charges, net	4,739	4,259	13,428	12,616
Legal settlement costs (3)	—	—	2,000	—
Change in acquisition contingent consideration included in other expense (income), net	(2,417)	10,500	4,250	(11,086)
Foreign currency losses (gains), net (4)	(35,531)	33,435	(28,921)	25,636
Amortization of intangibles	111,779	116,556	326,556	348,827
Share-based compensation	25,042	22,663	78,504	65,927
Income taxes related to the above (5)	(30,535)	(55,753)	(112,458)	(134,448)
Income tax effect of change in tax law	721	—	4,990	—
Income tax effect of legal entity restructuring (6)	—	5,363	—	5,363
Non-GAAP net income	$183,231	$192,158	$550,978	$552,968

	Three Months Ended		Nine Months Ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
	($ in thousands, except per share amounts)

Diluted earnings per common share (“EPS”)	$1.34	$0.25	$3.01	$2.00
Acquisition-related and integration expenses (1)	0.28	0.54	0.80	1.43
Step-up depreciation	0.04	0.04	0.11	0.11
Debt costs (2)	—	—	0.02	—
Imputed interest related to Sellers' Note included in interest expense and finance charges, net	0.07	0.06	0.20	0.19
Legal settlement costs (3)	—	—	0.03	—
Change in acquisition contingent consideration included in other expense (income), net	(0.04)	0.16	0.06	(0.16)
Foreign currency losses (gains), net (4)	(0.54)	0.50	(0.43)	0.38
Amortization of intangibles	1.70	1.74	4.90	5.15
Share-based compensation	0.38	0.34	1.18	0.97
Income taxes related to the above (5)	(0.46)	(0.84)	(1.68)	(1.99)
Income tax effect of change in tax law	0.01	—	0.07	—
Income tax effect of legal entity restructuring (6)	—	0.08	—	0.08
Non-GAAP Diluted EPS	$2.78	$2.87	$8.27	$8.16

(1) For the three and nine months ended August 31, 2025 and 2024, acquisition-related and integration expenses, including restructuring costs, primarily included integration costs associated with the Company’s combination with Webhelp. These costs primarily include severance and employee-related costs, costs associated with facilities consolidation, including lease terminations to integrate the businesses, and information technology system consolidation costs.

(2) For the nine months ended August 31, 2025, debt costs included debt extinguishment costs associated with our Restated Credit Agreement and our voluntary prepayment of a portion of our outstanding term loans.

(3) For the nine months ended August 31, 2025, legal settlement costs consist of amounts incurred to settle certain litigation arising outside of the ordinary course of business.
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

(6) For the three and nine months ended August 31, 2024, represents the income tax impact related to certain legal entity restructuring activities.

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

In September 2021, considering our strong free cash flow, low leverage, and adequate liquidity to support capital return to stockholders while maintaining flexibility to pursue acquisitions, our board of directors authorized a share repurchase program. Under the share repurchase program, the board of directors authorized the repurchase of up to $500 million of our common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. In January 2025, our board of directors extended our share repurchase program by authorizing an increase of the amount remaining for share repurchases under the existing share repurchase authorization to $600 million. The share repurchase program has no termination date and may be suspended or discontinued at any time. During the three and nine months ended August 31, 2025, we repurchased 783,698 and 2,247,399 shares, respectively, of our common stock under the share repurchase program for approximately $41.6 million and $112.8 million, respectively, in the aggregate. During the three and nine months ended August 31, 2024, we repurchased 607,298 and 1,506,983 shares, respectively, of our common stock under the share repurchase program for approximately $39.3 million and $101.6 million, respectively, in the aggregate. At August 31, 2025, approximately $495.4 million remained available for share repurchases under the existing authorization from our board of directors.

During September 2025, we repurchased 264,597 shares of our common stock under the share repurchase program for an aggregate purchase price of $14.1 million.

During fiscal years 2025 and 2024, we paid the following dividends per share approved by our board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
January 24, 2024	February 5, 2024	$0.3025	February 15, 2024
March 26, 2024	April 26, 2024	$0.3025	May 7, 2024
June 26, 2024	July 26, 2024	$0.3025	August 6, 2024
September 25, 2024	October 25, 2024	$0.33275	November 5, 2024
January 15, 2025	January 31, 2025	$0.33275	February 11, 2025
March 26, 2025	April 25, 2025	$0.33275	May 6, 2025
June 26, 2025	July 25, 2025	$0.33275	August 5, 2025

On September 25, 2025, we announced a cash dividend of $0.36 per share to stockholders of record as of the close of business on October 24, 2025, payable on November 4, 2025.

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

The principal amount outstanding on the 2026 Notes as of August 31, 2025 was classified as long-term debt within the consolidated balance sheet based on the Company’s ability and intent to refinance on a long-term basis.

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
The Restated Credit Agreement provides for (i) an unsecured three-year term loan facility in an aggregate principal amount not to exceed $750 million (the “New Term Loan Facility”), (ii) an unsecured three-year delayed draw term loan facility in an aggregate principal amount not to exceed $250 million (the “3-Year DD Term Loan Facility”), (iii) an unsecured five-year delayed draw term loan facility in an aggregate principal amount not to exceed $500 million (the “5-Year DD Term Loan Facility”, and together with the 3-Year DD Term Loan Facility, the “Delayed Draw Term Loans”), and (iv) a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $1.1 billion (the “Revolving Credit Facility”). The Restated Credit Agreement also provides for the conversion and continuation of loans in an aggregate principal amount of $750 million under our prior unsecured term loan facility pursuant to the Existing Credit Agreement into loans under an unsecured term loan facility with the same maturity as such converted and continued loans (the “Continued Term Loan Facility”). Aggregate borrowing capacity under the Restated Credit Agreement may be increased by up to an additional $500 million by increasing the amount of the revolving credit facility commitments or by incurring additional term loans, in each case subject to the satisfaction of certain conditions set forth in the Restated Credit Agreement, including the receipt of additional commitments for such increase(s). On September 25, 2025, we drew $750 million on the Delayed Draw Term Loans and used the proceeds and cash on hand to repay in full the Sellers’ Note.
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
As of August 31, 2025 and November 30, 2024, the outstanding principal balance on our term loans was $1,350 million and $1,500 million. During the nine months ended August 31, 2025, we voluntarily prepaid $150 million of the principal balance on our term loans, without penalty.
None of our subsidiaries guarantees the obligations under the Restated Credit Agreement.
At August 31, 2025 and November 30, 2024, no amounts were outstanding under our revolving credit facility.

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

On September 25, 2025, we used the proceeds of the Delayed Draw Term Loans and cash on hand to repay the principal balance and accrued interest on the Sellers’ Note. The principal amount outstanding on the Sellers’ Note as of August 31, 2025 and November 30, 2024 was classified as long-term debt within the consolidated balance sheet based on our ability and intent to refinance on a long-term basis.

As of August 31, 2025 and November 30, 2024, we were in compliance with the debt covenants related to our debt arrangements.

Cash Flows – Nine Months Ended August 31, 2025 and 2024
The following summarizes our cash flows for the nine months ended August 31, 2025 and 2024, as reported in our consolidated statement of cash flows in the accompanying consolidated financial statements.

	Nine Months Ended
	August 31, 2025	August 31, 2024

	($ in thousands)
Net cash provided by operating activities	$462,747	$383,091
Net cash used in investing activities	(172,127)	(183,395)
Net cash used in financing activities	(211,444)	(268,074)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	29,706	(6,347)
Net increase (decrease) in cash, cash equivalents and restricted cash	$108,882	$(74,725)
Cash, cash equivalents and restricted cash at beginning of year	429,604	516,487
Cash, cash equivalents and restricted cash at the end of the period	$538,486	$441,762
Operating Activities
Net cash provided by operating activities was $462.7 million for the nine months ended August 31, 2025, compared to $383.1 million for the nine months ended August 31, 2024. The change over the prior year period was primarily due to favorable working capital changes and less cash required for acquisition-related and integration expenses.

Investing Activities

Net cash used in investing activities for the nine months ended August 31, 2025 was $172.1 million, compared to $183.4 million for the nine months ended August 31, 2024. The decrease in net cash used in investing activities over the prior year period primarily related to a decrease in capital expenditures.

Financing Activities
Net cash used in financing activities for the nine months ended August 31, 2025 was $211.4 million, primarily consisting of net principal payments of $150.0 million on the term loans, share repurchases of $112.8 million, dividends paid of $66.4 million, change in funds held for clients of $19.2 million, deferred acquisition consideration payments of $6.5 million, payments on other borrowings of $6.2 million, and debt issuance costs of $4.8 million, partially offset by net borrowings of $154.0 million under our Securitization Facility.
Net cash used by financing activities for the nine months ended August 31, 2024 was $268.1 million, consisting of principal payments of $350.0 million made on term loan borrowings under our senior credit facility, cash paid for acquired earnout liabilities of $22.7 million, share repurchases of $101.6 million, change in funds held for clients of $25.8 million, and dividends of $61.2 million, partially offset by net borrowings of $290.5 million under our Securitization Facility.

Free Cash Flow and Adjusted Free Cash Flow (non-GAAP measures)

	Nine Months Ended
	August 31, 2025	August 31, 2024

	($ in thousands)
Net cash provided by operating activities	$462,747	$383,091
Purchases of property and equipment	(171,464)	(178,891)
Free cash flow (a non-GAAP measure)	$291,283	$204,200
Change in outstanding factoring balances	47,992	51,632
Adjusted free cash flow (a non-GAAP measure)	$339,275	$255,832
Our free cash flow was $291.3 million for the nine months ended August 31, 2025 compared to $204.2 million for the nine months ended August 31, 2024. The increase in free cash flow for the nine months ended August 31, 2025 compared to the prior fiscal year period was due to the increase in cash provided by operating activities and a decrease in capital expenditures.
Our adjusted free cash flow was $339.3 million for the nine months ended August 31, 2025 compared to $255.8 million for the nine months ended August 31, 2024. The increase in adjusted free cash flow for the nine months ended August 31, 2025 compared to the prior year period was due to an increase in free cash flow partially offset by a decrease in the change in outstanding factoring balances.

Capital Resources
As of August 31, 2025, we had total liquidity of $1,625.3 million, which includes undrawn capacity on our revolving credit facility of $1,100.0 million, undrawn capacity of $175.0 million under our Securitization Facility, and cash and cash equivalents.
Our cash and cash equivalents totaled $350.3 million and $240.6 million as of August 31, 2025 and November 30, 2024, respectively. Of our total cash and cash equivalents, 98% were held by our non-U.S. legal entities as of both August 31, 2025 and November 30, 2024. The cash and cash equivalents held by our non-U.S. legal entities are no longer subject to U.S. federal tax on repatriation into the United States; repatriation of some non-U.S. balances is restricted by local laws. Historically, we have fully utilized and reinvested all non-U.S. cash to fund our international operations and expansions; however, we have recorded deferred tax liabilities related to non-U.S. withholding taxes on the earnings of certain previously acquired non-U.S. entities that are likely to be repatriated in the future. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of the state and withholding taxes depending upon the planned timing and manner of such repatriation.

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
Foreign Currency Risk
While approximately 54% of our revenue is priced in U.S. dollars, we recognize a substantial amount of revenue under contracts that are denominated in euros, British pounds, Japanese yen, and Brazilian real, among other currencies. A significant increase in the value of the U.S. dollar relative to these currencies may have a material adverse effect on the value of those services when translated into U.S. dollars.
We serve many of our U.S.-based, European and British clients from our delivery centers located around the world. As a result, a substantial portion of the costs to deliver these services are denominated in the local currency of the country where the services are performed. This creates foreign exchange exposure for us. As of August 31, 2025, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in certain foreign currencies by entering into hedging contracts with institutions to acquire a total of PHP 42,420.0 million at a fixed price of $736.2 million at various dates through August 2027; and INR 28,350 million at a fixed price of $322.9 million at various dates through August 2027. The fair value of these derivative instruments as of August 31, 2025 is presented in Note 6 of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The potential loss in fair value at August 31, 2025 for such contracts resulting from a hypothetical 10% adverse change in the underlying foreign currency exchange rates is approximately $105.5 million. This loss would be substantially mitigated by corresponding gains on the underlying foreign currency exposures.
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
Interest Rate Risk
At August 31, 2025, our outstanding debt under our Restated Credit Agreement and our Securitization Facility is variable rate debt, which exposes the Company to changes in interest rates. Holding other variables constant, including the total amount of outstanding indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated increase in interest expense of approximately $18.8 million per year.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during our third fiscal quarter of fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe that these proceedings will have a material adverse effect on the results of our operations, our financial position, or the cash flows of our business. During the three months ended August 31, 2025, there were no new material legal proceedings and no material developments in any legal proceedings reported in our Annual Report on Form 10-K for the fiscal year ended November 30, 2024.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company’s purchases of common stock under the Company’s share repurchase program during the fiscal quarter ended August 31, 2025:

Period	Total number of shares purchased (1), (2)	Average price paid per share	Total number of shares purchased as part of publicly announced program (3)	Maximum dollar amount that may yet be purchased under the program (in thousands)(3)
June 1, 2025 - June 30, 2025	221,888	$55.03	221,842	$524,796
July 1, 2025 - July 31, 2025	231,802	$57.68	230,645	$511,465
August 1, 2025 - August 31, 2025	333,322	$48.50	331,211	$495,402
Total	787,012	$53.04	783,698
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
ITEM 5. OTHER INFORMATION
During the three months ended August 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Date: October 3, 2025	CONCENTRIX CORPORATION

	By:	/s/ Christopher Caldwell
Christopher Caldwell
President and Chief Executive Officer

	By:	/s/ Andre Valentine
Andre Valentine
Chief Financial Officer