Form 10-K
period 2025-11-30
Concentrix Corp
filed 2026-01-28
CIK 1803599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2025
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
Large accelerated filer    ☒    Accelerated filer     ☐        Non-accelerated filer    ☐        Smaller reporting company    ☐    Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,948,926,137, computed by reference to the closing sale price of the common stock on the Nasdaq Stock Market LLC on May 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter.
As of January 16, 2026, there were 61,597,304 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference portions of the Registrant’s definitive proxy statement relating to its 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Note Regarding Forward-Looking Statements
Unless otherwise indicated or except where the context otherwise requires, the terms “Concentrix,” “the Company,” “we,” “us” and “our” and other similar terms in this Annual Report on Form 10-K refer to Concentrix Corporation and its subsidiaries.
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our expected future financial condition and growth, cash flows, results of operations, effective tax rate, leverage, liquidity, business strategy, competitive position, the future growth of, and demand and market acceptance for, our services and products, seasonality of our business, international operations, the potential benefits associated with use of the Company’s technology and services, acquisition opportunities and the anticipated impact of acquisitions, capital allocation and dividends, growth opportunities, spending, capital expenditures and investments, debt repayment and obligations, competition and market forecasts, industry trends, our human capital resources and sustainability initiatives, and statements that include words such as believe, expect, may, will, provide, could, should, and other similar expressions. These forward-looking statements are inherently uncertain and involve substantial risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Risks and uncertainties include, among other things: risks related to general economic and geopolitical conditions and their effects on our clients’ businesses and demand for our services, including consumer demand, interest rates, inflation, international tariffs and global trade policies, supply chains, and the conflicts in Ukraine and the Middle East, and tensions between India and Pakistan; cyberattacks on our or our clients’ networks and information technology systems; uncertainty around, and disruption from, new and emerging technologies, including the adoption and utilization of artificial intelligence (“AI”) including agentic AI and generative AI; the failure of our staff and contractors to adhere to our and our clients’ controls and processes; the inability to protect personal and proprietary information; the effects of communicable diseases or other public health crises, natural disasters, and adverse weather conditions; geopolitical, economic and climate- or weather-related risks in regions with a significant concentration of our operations; the ability to successfully execute our strategy; competitive conditions in our industry and consolidation of our competitors; variability in demand by our clients or the early termination of our client contracts; the level of business activity of our clients and the market acceptance and performance of their products and services; the demand for end-to-end solutions and technology; damage to our reputation through the actions or inactions of third parties; changes in law, regulations or regulatory guidance, or changes in their interpretation or enforcement, including changes in law and policy that restrict travel or visas between countries in which we have operations; the operability of our communication services and information technology systems and networks; the loss of key personnel or the inability to attract and retain staff with the skills and expertise needed for our business; increases in the cost of labor; the inability to successfully identify, complete and integrate strategic acquisitions or investments or realize anticipated benefits within the expected timeframe; higher than expected tax liabilities; currency exchange rate fluctuations; investigative or legal actions; and other risks that are described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K. We do not intend to update forward-looking statements, which speak only as of the date hereof, unless otherwise required by law.

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
We strive to deliver exceptional services globally, supported by our deep industry knowledge, technology and security practices, talented people, and digital and analytics expertise. Our differentiated portfolio of solutions supports Fortune Global 500 and new economy companies across the globe in their efforts to deliver an optimized, consistent brand experience across all channels of communication, including voice, chat, email, generative AI (“GenAI”) and agentic AI-powered self-service, social media, asynchronous messaging, and other custom applications.
We offer our clients integrated solutions to support the entirety of their customer lifecycles, transform their businesses, and solve business challenges:
•CX and user experience (“UX”) strategy and design;
•digital operations, including business-to-business (“B2B”) sales, performance marketing, customer loyalty, trust and safety, collections, and financial compliance;
•data analytics, enterprise intelligence, artificial intelligence (“AI”) readiness, and actionable insights; and
•innovative new approaches to enhancing the customer experience through the latest technological advancements in our industry, including GenAI and agentic AI technologies.
Through our end-to-end capabilities, we believe we deliver better economic outcomes for our clients with solutions designed to meet their unique needs as they navigate a landscape characterized by discerning consumers and new market entrants.
We have strong relationships with global brands and are a partner of choice for industry leaders, including more than 160 Fortune Global 500 clients as of November 30, 2025. We believe in deepening and broadening our support of clients over the long term to build enduring relationships, and we prioritize the pursuit of clients in verticals characterized by high growth, high transaction volume, high levels of compliance and security, and steep barriers to entry. Our average client tenure for our top 30 clients is 16 years. Our strategic verticals include:
•technology and consumer electronics;
•retail, travel and e-commerce;
•communications and media;
•banking, financial services and insurance; and
•healthcare.
Our clients include:
•8 of the top 10 global tech and consumer electronics companies
•8 of the top 10 global fintech companies
•2 of the top 5 global retail and e-commerce companies
•8 of the top 10 European banks

•7 of the top 10 U.S. banks
•5 of the top 5 U.S. health insurance companies
•3 of the top 5 global healthcare companies
•10 of the top 10 global automotive companies
Through our technology-infused solutions, our clients benefit from having a single partner that can deliver integrated solutions globally at scale, enabling them to address the entirety of the customer journey, from acquisition to support to renewal. Our end-to-end capabilities and broad service offerings help our clients acquire, retain, and improve the lifetime value of their customer relationships while optimizing their back-office processes.
We combine global consistency with local expertise, enhancing the end user experience for our clients’ customers through services rendered by a team of approximately 455,000 employees and staff, which we refer to as game-changers, across approximately 483 locations in 74 countries and six continents in the languages and dialects that are relevant to our clients and their customers.
Strategic Growth
We have a long history of growth through strategic acquisitions, including:
•Our September 2025 acquisition of SAI Digital, an end-to-end digital commerce and CX technology solutions company with a strong presence in Asia;
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
•Our December 2021 acquisition of PK, a leading CX design engineering company that created pioneering experiences to accelerate digital outcomes for their clients’ customers, partners and staff; and
•Our October 2018 acquisition of Convergys Corporation, a customer experience outsourcing company that added scale, diversified our revenue base, and expanded our service delivery capabilities.
Our strategic acquisitions have strengthened our position as a global technology and services leader by expanding our scale in the digital IT services market and creating one of the most robust, well-balanced global footprints in the industry. Our disciplined approach to growth has strengthened our value proposition for our clients by broadening our offering of AI solutions, digital capabilities, and high-value services.
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
Services Portfolio. We deliver integrated solutions and services that address the entirety of the customer lifecycle, support business transformations, and solve business challenges. We offer our clients the means to acquire, support, and renew customers across all channels while minimizing attrition and increasing customer lifetime value.
Our broad portfolio of services include:
•Strategy and Design. We strive to help our clients reimagine what great is by using human-centered design and tech-enabled innovation to design next-generation solutions that shape experiences, strategies, and operations. Our Strategy and Design solutions include business transformation consulting, next-gen experience design, digital innovation — including GenAI and agentic AI, and lifecycle engagement. Through these services, we promote a more rapid integration of digital and enabling technologies, providing transformational business services to our clients.
•Data and Analytics. We use technology and innovative domain-specific solutions to assist our clients in maximizing the value of their data by evaluating and using enterprise data to drive business decisions and integrating the insights gained from the analysis of enterprise data into business processes. Our Data and Analytics services include data and analytics transformation, data annotation and engineering, advanced analytics, enterprise intelligence, operational insights, and voice of the customer (“VOC”) solutions.
•Enterprise Technology. Utilizing our deep knowledge of our clients’ businesses, industries, and enterprise technology, we partner with our clients to evaluate, modernize, adopt, integrate, and enhance their use of technology for enhanced efficiency. Our game-changers: advise clients on their technology strategy and roadmap; develop personalized customer journey experiences; design, build, and run enterprise-wide applications, such as self-service AI bots and GenAI-powered platforms; accelerate development cycles with quality assurance and testing services; and reinforce cybersecurity through managed security services.
•Digital Operations. We combine expert knowledge, cutting-edge technologies, and distinct operating models, using the best of human and AI capabilities to assist our clients in solving business challenges. Our digital operations services include marketing, B2B sales, customer service, trust and safety, and finance and compliance services.
Intelligent Experience Products. In September 2024, we launched our Intelligent Experience (“iX”) suite of products, designed to solve client and customer challenges and improve efficiency and performance. Our current iX suite offerings include:
•iX HelloTM is an enterprise-grade GenAI-powered self-service application that is designed to accelerate productivity across multiple business functions by enabling users to create customizable virtual assistants that can integrate with leading large language models as well as internal data sources. iX Hello is capable of researching the latest online information, translating text in over 90 languages, analyzing files, images, and data, transcribing voice and meeting notes, and creating training materials, documentation, and reports, among other applications.
•iX HeroTM is an agentic AI-powered application that works together with a human in the loop to accelerate customer experience delivery. iX Hero is designed to analyze advisor performance and provide data-driven real-time coaching and insights, find and surface ready-to-use answers during customer interactions, summarize and automatically transcribe conversations, and deliver essential news and updates to advisors. iX Hero includes two agentic AI features, Harmony, which fine-tunes speech patterns for clearer pronunciation, and Clarity, which suppresses background noise to deliver clearer audio.
In addition, in September 2025, we announced the launch of our Agentic Operating FrameworkTM, which combines advanced technologies with consulting capabilities to assist enterprises in overcoming common problems that can result in AI pilot failures. The framework utilizes agentic AI services - from readiness and strategy to brand-aligned language models, agentic engineering, data management, and monitoring - integrating our flexible approach with strategic partners and our proprietary iX suite of products.

Our Market Opportunity
Our clients must transform and continually evolve their systems in response to increased competition and to meet the demands of consumers and employees. To meet these growing demands, our clients look to large solutions and technology providers with a broad portfolio of services, such as Concentrix, to automate their systems and provide professional support to address complexities beyond the scope of automation. We are a leader in next-generation CX technology and a trusted partner to leading global brands, driven by a focus on innovation, which we believe will increase our total addressable market as we grow across new and existing markets.
We offer a unique combination of technology and services and deliver our solutions globally at scale. Our suite of integrated solutions include: digital transformation services that design and engineer CX solutions to enable efficient customer self-service and build customer loyalty; customer engagement solutions and services that address the entirety of the customer lifecycle; AI technology that can intelligently act on customer intent to improve customer experience with non-human engagement; self-service GenAI and agentic AI assistants that can be customized to fit a myriad of use cases from data analysis to language translations to internal chatbots; VOC solutions to gather and analyze customer feedback to foster loyalty to, and growth with, clients; analytics and consulting solutions that synthesize data and provide professional insight to improve clients’ customer experience strategies; specialized support to specific industry verticals, including collections, know-your-customer, and financial crime and compliance; and back-office services that support clients in non-customer facing areas.
Industry Trends
•Technological Innovation. Emerging technology is driving change within our industry and shaping the demands of our clients. AI and automation acceleration, as well as rapid advancements in areas such as digital services, GenAI, agentic AI, and machine learning (“ML”) are further changing our markets and our clients’ markets while opening new avenues for growth and opportunities for us to better serve our clients. These technologies provide clients with the opportunity to interact more effectively with their customers and employees, and improve experiences by automating processes, optimizing customer journeys to reach faster solutions, enabling personalized engagement across multiple platforms, and focusing human engagement on the most complex interactions.
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
•Empowered Consumers and Users. Modern consumers are discerning and have come to expect a high level of care and responsiveness from their service providers. Old paradigms have shifted as increasingly competitive markets, easily accessible crowd-sourced information, and self-service GenAI and agentic AI solutions have empowered consumers to unprecedented levels. As consumers demand more and have an increasing number of alternatives, companies must differentiate on how they manage their customer relationships. This shift is driving the market toward consumer-centric solutions that reduce customer churn and promote brand loyalty.
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
•Market Fragmentation Driving Industry Consolidation. We operate in a fragmented marketplace characterized by numerous vendors offering a variety of services across different levels of the value chain. Our competitive landscape includes global, fully integrated solutions providers, core CX solutions providers, digital IT services competitors, and other CX solutions competitors that primarily provide complementary services such as consulting and design, IT services, business process services, and data and analytics. Market share across this competitive landscape is highly dispersed with thousands of vendors participating in different portions of the market and no single provider or small number of providers holding a significant share of the total addressable market. As client preferences continue to evolve in line with enterprise preferences, we anticipate that the market will undergo further consolidation.
•Legacy Solutions Have Many Limitations. As executives look to successfully navigate digital transformation and manage their customers’ experience across a wider variety of channels, unsophisticated providers and solutions often fail to meet customers’ evolving needs. Currently there is a limited set of providers with end-to-end, global offerings of scale in the marketplace. The fragmentation of the market and, for many industries, high regulatory hurdles create additional complexity as most providers are small, niche, or local players. These issues are compounded by a lack of sufficient investment in cybersecurity, creating exposure to regulatory, reputational, and operational risks. These pain points, coupled with the prevalence of providers offering legacy solutions that fail to address the increasing demands of the modern consumer, create an opportunity for large-scale, global end-to-end solutions providers.
Our Competitive Strengths
We believe the following strengths differentiate us from our competitors and provide us with a competitive advantage:
•Market Leader with a Differentiated Brand and Value Proposition: We strive to have a compelling brand and reputation as a leading provider of solutions and technology that improve business outcomes and shape the customer experience. We have a differentiated combination of global scale, local reach, technological expertise, end-to-end solution capabilities and full lifecycle services, and we are also an industry leader in cybersecurity best practices. We are widely recognized as a leading provider of CX solutions and technology, garnering industry attention via 195 industry awards in fiscal year 2025. Third-party researchers have also taken note of our leading global practice with Everest Group Research distinguishing us in 2025 as a leader and star performer for global customer experience management, including recognition as a leader in each of the Americas, APAC, and EMEA regions for the fourth consecutive year.
•Strong Relationships with a Growing and Diversified Client Base: We partner with more than 2,000 clients worldwide. Leading global companies, including more than 160 Fortune Global 500 brands, rely upon our solutions and technology. We serve a wide variety of clients, extending across numerous verticals. Our end-to-end capabilities and global scale have enabled us to build long-lasting relationships with our largest clients spanning 16 years on average. Our commitment to our clients is our primary focus and has generated numerous accolades to date, including 70 client awards in fiscal year 2025.
•Extensive Global Presence: We operate globally in 74 countries across six continents with the ability to conduct business in those locations in the languages and dialects that are relevant to our clients and their customers. We believe we are well-positioned to serve the largest global brands in nearly every market in which they operate. Our global footprint includes a strong presence in emerging markets such as India, Egypt, Brazil, Türkiye, China, South Africa, Vietnam, Indonesia, Mexico, Poland and Thailand, which provides an opportunity to grow with our clients in these regions. Our ability to create value for our clients across a global delivery platform has enabled us to be a partner of choice.
•Continued Investment in Technology: We believe that our focus on innovation and our investment in technology enables us to maximize value for our clients and differentiates us from our competitors. We have provided technology-infused CX solutions for nearly two decades. We have been at the forefront of developing CX solutions and technology that improve the customer experience, through all stages of the engagement lifecycle, and will continue to strive for this in the future. We have been a leader in our industry in advancements such as conversational virtual assistants, multichannel and augmented CRM, predictive analytics, emotion analytics, cognitive learning, AI, GenAI, and agentic AI and believe we enjoy a first mover advantage. In September 2024, we introduced our iX suite of technology with the release of iX Hello, a GenAI-powered platform for creating virtual assistants and in fiscal year 2025, expanded our offerings with the addition of iX Hero, an agentic AI-powered application for accelerating customer experience delivery. By proactively introducing technological innovation to our clients, we deepen our relations and are often rewarded with opportunities to expand our engagements and secure additional sources of revenue.
Despite our focus on investing in technology, due to our size, scale, and the regular implementation of our technology-infused solutions, historically, our costs of developing, maintaining, and integrating new technologies were not material on a stand-alone basis. Beginning in fiscal year 2024, we increased our investment in technology to approximately 1% of revenue, including expenses related to the development of our iX suite of technology.
•Corporate Culture Committed to Our Clients’ Success: Our unified team allows us to deliver consistent and exceptional results. As of November 30, 2025, our team consisted of approximately 455,000 game-changers globally. We enjoy high staff engagement because of a strong company culture that champions our people and is committed to creating game-changing brand experiences for our clients and their customers. We promote integrity and collaboration, strive for inclusion and belonging in the workplace, and emphasize the wellness and mental health of our game-changers. We believe this supportive environment reinforces the commitment of our team, empowers our game-changers to make an impact on our global community, and drives better customer experiences and improved outcomes for our clients.
•Demonstrated History of Strategic Acquisitions: We have acquired and integrated more than 20 companies since our inception. We have a demonstrated ability to complete scale acquisitions, as well as revive underutilized assets and maximize their value, which we believe allows us to explore a broader scope of opportunities than our peers. In fiscal year 2025, we acquired SAI Digital, scaling our presence in Vietnam as a strategic hub to deliver innovation and intelligent experiences for global brands and expanding our digital and AI capabilities across digital commerce and CX. In fiscal year 2023, we completed our combination with Webhelp, which significantly expanded our geographic footprint in Europe, Latin America, and Africa, and expanded the breadth and global reach of our higher-value services and digital capabilities. In fiscal year 2022, we acquired PK, which expanded our scale in the digital IT services market and supported our growth strategy of investing in digital transformation to deliver exceptional customer experiences, and ServiceSource, which complemented our B2B digital sales and customer success solutions.
•Experienced Management Team: Our passionate and committed management team with a deep understanding of our clients’ needs and significant experience in our industry, with our executive officers having an average of 35 years of experience. Through our acquisitions we have benefited from the addition of management talent, who have contributed valuable new perspectives and insights. Under our tenured management team, we have grown our revenue from $1.1 billion in fiscal year 2014 to $9.8 billion in fiscal year 2025, while delivering strong profitability.

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
•Relentlessly Innovate and Develop Technology Services and Solutions: We have developed innovative solutions for our clients, and we are focused on investing in technology. Investment in technology and digital transformation can enable more effective engagement with customers and improve the customer and user experience through increased automation, optimize customer journeys to reach faster solutions, enable personalized engagement across multiple platforms, and focus human engagement on the most complex interactions. For these reasons, we believe investments in disruptive technologies, applications, and services, including GenAI and agentic AI, will continue to be instrumental in driving better value for our clients and, over time, result in increased profitability.
•Further Expand into Adjacent Markets: Our marketplace continues to expand, and we see significant opportunity for growth across adjacent markets. We believe we are a unique global provider of technology and services that can power our clients’ brand experiences and digital operations at scale. We expect to continue to provide our clients with a fully integrated offering that includes strategy and design, data and analytics, and enterprise technology. We have strengthened our presence in adjacent markets through recent acquisitions, and through significant investments across emerging technologies, including the launch of our iX suite of AI and GenAI products in 2024 and our Agentic Operating Framework in 2025. As our industry evolves, we will continue to invest in new technologies and faster growing markets to further sustain long-term growth.
•Selectively Pursue Strategic Acquisitions: We have made targeted acquisitions to increase our technology expertise, enter new verticals and geographies, and increase our scale, including our acquisitions of the IBM Customer Care Business, Convergys Corporation, PK, ServiceSource, Webhelp, and SAI Digital. Our market remains highly fragmented and we believe that our acquisition strategy enhances and augments our growth avenues. We intend to continue to evaluate and pursue complementary, value enhancing acquisitions.
•Invest in Emerging Markets: We have invested in delivery operations in emerging, high-growth markets such as India, Egypt, Brazil, Türkiye, China, South Africa, Vietnam, Indonesia, Mexico, Poland, and Thailand. We expect to continue to strategically invest in similar markets to be well-positioned to grow with our clients in the regions and countries where they are growing and cost-effectively serve global brands in multiple time zones.
Our Clients
In fiscal year 2025, we served more than 2,000 clients across various verticals and geographies. Our strategic verticals include: technology and consumer electronics; retail, travel and e-commerce; communications and media; banking, financial services, and insurance; healthcare; and other. We focus on developing long-term, strategic relationships with clients in verticals with certain characteristics, such as high growth, high transaction volume, high levels of compliance and security, and steep barriers to entry.
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
Our Operations
We have global delivery capabilities that allow us to scale our operations with people, technology, and other resources from around the world, including language fluency, proximity to clients, and time-zone advantages. A critical component of this capability is our approximately 483 locations in 74 countries across six continents. Our service delivery centers improve the efficiency of our engagement teams through the reuse of processes, solution designs, and infrastructure by leveraging the experience of delivery center professionals. Services are provided from these global locations to customers worldwide in multiple languages. These services are supported by proprietary and third-party technologies to enable efficient and secure contacts through various channels including voice, chat, web, email, social media and other digital platforms, including automated bots, RPA, AI, GenAI, and agentic AI.
Our delivery and data centers are subject to annual certifications and attestation audits that include Payment Card Industry Data Security Standard (PCI DSS) version 4.0.1, ISO 27001:2022, ISO 22301:2019, and SOC 2 Type II. Our risk-based independent assurance requirements, as well as client requirements, help define the scope of these certification and attestation audits. Twenty-eight of our delivery centers around the world are certified to the COPC (Customer Operation Performance Center) Outsource Service Provider standard. For our healthcare clients, we have achieved HITRUST Common Security Framework (CSF) 11.2.0 certification. We also maintain a Level 3 CMMI version 1.3 certification for services and development for our major technology development centers globally. For IT service management (ITIL standard), we have more than 100 delivery centers that are ISO/IEC 20000-1:2018 certified. We are one of the few companies globally recognized for our AI governance, privacy and security standards by receiving the ISO/IIEC 42001:2023 Artificial Intelligence Management System certification for our iX suite of products, together with meeting the ISO 31700:2023 Privacy by Design and HITRUST AI requirements.
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
We also have the capability to provide services for our clients through our utilization of remote staff. We support secure remote work environments through digital tools and technology that authenticate the remote advisor, restrict unauthorized personnel and devices, and alert of attempts to circumvent control. Approximately 20% of our global team currently works remotely.
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
International Operations
In fiscal year 2025, approximately 89% of our revenue was generated by our non-U.S. operations. A key element in our business strategy has been to locate our service delivery centers in markets that are strategic to our client requirements and cost beneficial. We have operations in 74 countries across six continents, with a significant presence in the Philippines and India.
Sales and cost concentrations in international jurisdictions subject us to various risks, including the impact of changes in the value of foreign currencies relative to the U.S. dollar, which in turn can impact reported revenue and cost of revenue.
See “Risk Factors” in this Annual Report on 10-K for a discussion of these risks and others that we face and see Note 9 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional financial information related to our international and domestic operations.
Seasonality
Our revenue and margins fluctuate with the underlying trends in our clients’ businesses. As a result, our revenue and margins are typically the highest in our fourth fiscal quarter. However, our results in a particular year may vary based on client transaction volume and macroeconomic factors.
Information Technology
We invest in information technology systems, infrastructure, automation and security to enhance workforce management and enhance productivity. Our delivery centers employ a broad range of technology, including advanced network and computing platforms, digital switching, intelligent call routing and tracking, proprietary workforce management systems, case management tools, computer telephony integration, interactive voice response and advanced speech recognition, with multiple layers of embedded security. Our innovative use of technology, including automation, GenAI, agentic AI, and AI, enables us to improve our voice, chat, web and e-mail handling and personnel scheduling, thereby increasing our efficiency and enhancing the quality of the services we deliver to our clients and their customers. We are able to dynamically scale to respond to changes in our clients’ business volumes. Additionally, we use technology to analyze information and trends from our clients’ customer interactions to support quality of service and improve the customer journey and experience. See Item 1C. Cybersecurity in this Annual Report on Form 10-K for a discussion of our cybersecurity program.
Competition
We face competition from various technology service providers, including global, fully integrated service providers, core CX solutions providers, digital IT services competitors, and other CX solutions competitors that primarily provide complementary services such as consulting and design, IT services, business process services, and data and analytics. Our major competitors include Accenture plc, Capgemini SE, Cognizant Technology Solutions Corporation, Endava UK Ltd., EPAM Systems, Inc., ExlService Holdings, Inc., Foundever Group, Genpact Limited, Globant S.A., HCL Technologies Limited, Infosys Limited, TaskUs Inc., Tata Consultancy Services, Teleperformance S.A., TELUS Digital, Thoughtworks Holding, Inc., and TTEC Holdings, Inc.
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
Human Capital Resources
We are committed to fostering a workplace rich in talent and that represents the diversity of thought, experiences, and perspectives of the communities in which we operate. Through ongoing staff development, comprehensive compensation and benefits, and a focus on health, safety, and staff wellbeing, we strive to help our team in all aspects of their lives so they can do their best work.
As of November 30, 2025, we had approximately 455,000 full-time game-changers, of which approximately 85,000 were based in the Americas, approximately 240,000 were based in Asia-Pacific, and approximately 130,000 were based in EMEA. Except for a small portion of our team in certain countries, generally required by local regulations or brought in through acquisitions, our staff are not represented by labor unions, nor are they covered by collective bargaining agreements.

Inclusion and Belonging
We have a long history of intentionally building teams that are rich in talent and represent the diversity of thought, experiences, and perspectives of the communities in which we operate. We believe that the best workplaces embrace varied identities, perspectives, beliefs, lifestyles, backgrounds, and socioeconomics, and we remain committed to finding, promoting, and retaining a diverse workforce. We strive to create an inclusive workplace where people can bring their authentic selves to work. Our game-changers are encouraged to leverage their personal strengths and experiences to continually innovate and contribute to the development of new ideas and process improvements that drive better customer experiences and improved outcomes for our clients. Our commitment to these principles is set out in our Human Rights Policy, our Inclusion and Belonging Policy, and our Code of Ethical Business Conduct (our “Code”), which require all of our game-changers to adhere to our dedication to an inclusive work environment that fosters respect for all of our team members.
Our team also supports eleven staff resource groups, including LGBTQ+, persons with disabilities, women, women in tech, military veterans, and black professionals, to promote a diverse and inclusive workplace. In 2025, our Chief Executive Officer, Chris Caldwell, was named one of the Best Company CEOs by Comparably, a workplace culture and compensation website, and Comparably recognized Concentrix as one of the Best Companies for Women and our management as one of the top leadership teams.
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
Game-Changer Engagement
We pride ourselves on championing our people. Our company culture emphasizes the satisfaction and well-being of our game-changers and is consistently seeking new ways to enhance engagement. We regularly solicit the opinions and views of our game-changers through a staff satisfaction survey, the results of which inform key initiatives to support engagement and foster retention. The global participation rate for our most recent staff satisfaction survey in 2025 was approximately 86.0%, and our overall positive engagement rating (game-changers that gave a satisfaction score of 4 or 5) was approximately 79.6%. In 2025, we were honored, for the third consecutive year, with the number two spot on the Inspiring Workplaces Group’s Global Top 100 Inspiring Workplaces, which recognizes the most forward-thinking and people-first organizations in the world.
Training and Development
Human capital development underpins our efforts to execute our strategy and continue to deliver exceptional services globally. We invest in staff career growth and provide game-changers with a wide range of development opportunities, including face-to-face, virtual, social and self-directed learning, mentoring, coaching, and external development. Front-line staff receive continual feedback and reinforcement from supervisors who provide coaching, often in real time, so that staff can more readily apply their training to assist our clients and their customers. In addition, our game-changers have access to approximately 74,000 online courses and 1,600 learning paths through Concentrix University, our virtual learning platform, to develop skills specific to their current roles and promote ongoing career growth.
In fiscal year 2025, our game-changers completed over 4.7 million hours of developmental learning, completing approximately 12 million courses globally. Our game-changers were supported in their growth through our iRise program, which included over 1,700 designated mentors and is designed to accelerate talent readiness by providing our game-changers a platform to connect, learn, and build a strong network with colleagues globally.
We also prioritize investing in the evolving technology and industry skills required by our game-changers. In 2025, we launched our Next Wave AI-readiness accreditation course, a five-part training designed to equip our game-changers with essential AI skills to drive transformation, grow their careers, and meet evolving performance and promotion requirements.
Health, Safety and Wellness
The physical health, financial stability, life balance, and mental health of our team is vital to our success. We prioritize employee well-being through a comprehensive, multi-directional approach called WeCare that focuses on three pillars: care, protect, and innovate. This strategy is tailored to meet the needs of the cultures and communities we serve, while adhering to global standards to which each country contributes. Throughout the year, we encourage healthy behaviors through regular communications, educational sessions, voluntary progress tracking, wellness challenges, and other incentives.
We also take an integrated approach to helping our staff manage their work and personal responsibilities, with a strong focus on mental health. We offer 24/7 access to preventive and crisis support resources for both office and remote environments. Our confidential employee assistance programs (“EAPs”) provide support for mental health and personal challenges; through our EAPs, we provide access to mental health and wellness benefits such as one-on-one coaching, therapy, live and on-demand group sessions, meditations and programs, and other resources to our game-changers and their dependents. In 2025, we also launched an internal AI wellbeing assistant that supports our game-changers through self-assessments, personalized wellbeing plans, and recommending additional resources and in the Philippines, we launched KALIX, a company-built and fully managed health clinic designed to serve our game-changers.
Sustainability
We have a responsibility to improve the lives of our people and the health of our planet. Since we became a public company, we have maintained an Environmental, Social and Governance (“ESG”) program with direction and oversight from our board of directors. Our ESG program seeks to use our global reach and the strength of our team of approximately 455,000 game-changers to create significant and sustainable improvements in five impact areas:
•Our Planet: We are contributing toward a more sustainable planet by reducing our impact and by protecting and restoring the planet as we progress toward our goal of becoming net zero by 2050;
•Our Game-changers: We elevate our game-changers’ experience by developing an inclusive and supportive workplace that prioritizes people’s wellbeing, personal growth, inclusion and belonging;
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
Corporate Political Activities
Our Code sets forth our policy on political contributions. We are an apolitical business and do not endorse or contribute to any political party, candidate, or cause. In alignment with our policy, we did not make any political contributions in fiscal year 2025.

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

ITEM 1A. RISK FACTORS
This section discusses the most significant factors that could affect our business, results of operations, and financial condition. You should carefully consider the following risks and the other information contained in this Annual Report on Form 10-K in evaluating our company and our common stock. If any of the risks discussed below occur, our business, financial condition, results of operations, or liquidity could be materially adversely affected and, as a result, the trading price of our common stock could decline. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also harm our business, results of operations, or financial condition.
We have grouped these risk factors into three categories:
•risks related to our business and the industry in which we operate;
•risks related to our capital structure; and
•risks related to ownership of our common stock.
Risks Related to Our Business and Industry
Historically, our revenue and operating results have fluctuated, and we anticipate that in the future they will continue to fluctuate, which could adversely affect the enterprise value of our Company and the trading value of our common stock.
Our operating results have fluctuated and will likely fluctuate in the future as a result of many factors, including:
•global macroeconomic conditions, including: economic slowdowns or recessions, consumer demand, interest rate and currency rate fluctuations, inflation and supply chain disruptions; public health crises, political or social unrest, and military conflicts, including the conflicts in Ukraine and Gaza and tensions between India and Pakistan, and their impact on the global economy; tariffs and international trade negotiations, such as between the U.S. and China, between China and India; a U.S. federal government shutdown or budget disruptions; and market volatility, including as a result of political leadership in certain countries;
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
Although we attempt to control our expenses, they are based, in part, on anticipated revenue and client demand forecasts. The reliability of client forecasts is critical to managing our utilization and aligning our expenses with anticipated revenue to achieve our profitability targets. We can provide no assurance that our clients will provide us with reliable demand forecasts or that we will be able to effectively manage our utilization. Further, we may be unable to reduce spending in a timely manner to compensate for an unexpected decrease in revenue.
Our future operating results may be below our expectations or those of our public market analysts or investors, which would likely cause the trading price of our common stock to decline.
Cyberattacks or the improper disclosure or control of personal or confidential information could result in liability and harm our reputation, which could adversely affect our business.
Our business is heavily dependent upon information technology networks and systems. Internal or external attacks on our networks and systems or those of our clients, partners, or vendors, including through phishing, password attacks, ransomware, malware, or the increased use of emerging AI technologies, could significantly disrupt our operations and impede our ability to provide critical solutions and services to our clients and their customers, subjecting us to liability under our contracts and damaging our reputation. Cybercriminals and other threat actors, including those supported by nation states, political activists, and organized crime, are well organized and increasingly sophisticated, and we expect they will continue to seek out and attempt to exploit vulnerabilities in our and our clients’ networks and systems.
We represent our clients in certain critical operations of their business processes such as sales, marketing, and customer support and manage large volumes of customer information and confidential data. As a result, our business involves the use, storage, and transmission of information about not only our staff, but also our clients and the customers of our clients. While we take measures to protect the security of, and prevent unauthorized access to, our networks and systems and personal and proprietary information, the security controls for our networks and systems, as well as other security practices we follow, may not prevent improper access to, or disclosure of, personally identifiable or proprietary information. If we fail to implement or adhere to effective internal controls and other processes, technology, and training to protect our networks and systems and the information that we store, our clients experience disruptions in their systems or operations, or the confidentiality of data is compromised by a malicious actor, our client relationships may suffer, and we may face negative publicity, significant remediation costs, and possible legal or regulatory action.
Any failure in protecting networks, systems or information could result in legal liability, monetary penalties, or impairment to our reputation in the marketplace, which could have a material adverse effect on our business, financial condition, and results of operations.
When our staff or contractors fail to adhere to our and our clients’ controls and processes, we may be subject to financial liability or our client relationships or reputation may suffer.
We depend on our staff and contractors to deliver our services to our clients and adhere to the controls and processes we and our clients have established. Although we believe our controls are effective and we require all staff to be trained in cybersecurity, fraud awareness, and their responsibilities under our Code of Ethical Business Conduct, with a team of approximately 455,000, we cannot prevent all misconduct. When any of our staff or contractors negligently disregards or intentionally breaches our or our client’s established controls or processes, whether acting alone or in collusion with other internal or external parties, we could be subject to monetary damages, fines, or criminal prosecution. In the past, we have experienced, and in the future, we may again experience, data security incidents resulting from unauthorized access to our and our service providers’ systems and unauthorized acquisition of our data and our clients’ data. Unauthorized disclosure of sensitive or confidential information of our clients or our clients’ customers or financial loss by our clients or our clients’ customers as a result of our staff’s negligence, fraud, misappropriation, or unauthorized access to or through our information systems or those we develop for clients could result in negative publicity, loss of clients, legal liability, and damage to our reputation, business, results of operations, and financial condition.
Economic downturns, geopolitical tensions, communicable diseases or any other public health crises, and natural disasters could adversely affect our business, results of operations, and financial condition.
We could be negatively impacted by factors that are outside of our control, including economic downturns, geopolitical tensions, the widespread outbreak of communicable diseases or other public health crises, and natural disasters. General global economic downturns and macroeconomic trends, including heightened inflation, tariffs, capital market volatility, interest rate and currency rate fluctuations, and an economic slowdown or recession, may result in unfavorable conditions that could negatively affect our clients’ businesses, and, as a result, impact demand for our products and services and our potential for growth. An economic slowdown or recession may also negatively impact the wellbeing of our game-changers and increase the risk of staff misconduct or fraud. Geopolitical tensions and acts of violence or war or other international conflicts may also negatively impact the global financial markets and could lead to or exacerbate an economic slowdown or recession. Even if we do not have operations in countries where such conflicts are taking place, the effect on supply chains, the demand for our clients’ products and services or other broader impacts of the conflict could result in a decline in our revenue, supply shortages or delays, particularly of technological equipment, and increased costs.
Outbreaks of communicable diseases may negatively affect our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame. The extent of such future impact is unknown and would depend on many factors, all of which are uncertain and cannot be predicted.

We also have substantial operations in countries, most notably the Philippines, India, Egypt, Brazil, Türkiye, Colombia, and Malaysia that have experienced severe natural events, such as typhoons, mudslides, droughts, wildfires, earthquakes, and floods, in the recent past. Any natural disaster or extreme weather event in a region where we have operations could severely disrupt the lives of our game-changers and lead to service interruptions, increase our operating costs, or reduce the quality level of services that we are able to provide. Weather patterns are becoming more volatile, and extreme weather events may become more frequent or widespread as a result of the effects of climate change. Our business continuity, crisis management, and disaster recovery plans and our business interruption insurance may not provide sufficient recovery to compensate for losses that we may incur.
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
Uncertainty around, and disruption from, new and emerging technologies, including the increased adoption and utilization of GenAI and agentic AI, may result in risks and challenges that could impact our business.
We have and will continue to utilize new and emerging technologies, including AI, GenAI, and agentic AI, in our solutions and services. As with many innovations, AI technologies and solutions present risks and challenges that could significantly disrupt our business model. AI algorithms, training methodologies, or datasets may be flawed or contain insufficient, biased, or inaccurate information. As these technologies evolve, some lower complexity services currently performed by our game-changers have been and may continue to be replaced by tools deployed by clients. If we do not execute our technology strategy effectively, this could result in loss of revenue and reduced margins.
Our success depends, in part, on our ability to continue to acquire, develop, and implement solutions that meet the evolving needs of our clients. The rapid evolution of AI technologies requires us to expend resources to develop, test, and implement solutions that utilize AI, agentic AI, and GenAI effectively, which has and may continue to lead us to incur significant expense to maintain a competitive advantage within the industry. We will also be required to attract, motivate, and retain top professionals with the skills necessary to execute our strategy relating to AI technologies and solutions and other emerging technologies. If we do not employ new technologies, including agentic AI and GenAI, as quickly or efficiently as our competitors, if our competitors develop more cost-effective or client-preferred technologies, it could have a material adverse effect on our ability to win and retain business from clients, which would adversely affect our business.
As we expand our services, products, and solutions into new areas, we may be exposed to operational, legal, regulatory, ethical, and other risks specific to such new areas, which may negatively affect our reputation and demand for our services and solutions. The regulatory landscape surrounding AI technologies is evolving, and the ways in which these technologies will be regulated by governmental authorities, self-regulatory institutions, or other regulatory authorities remain uncertain and may be inconsistent from jurisdiction to jurisdiction. Several jurisdictions in which we operate are considering or have proposed or enacted legislation and policies regulating AI and non-personal data, such as the European Union’s AI Act, the U.S.’s Executive Order on AI, and California’s Transparency in Frontier Artificial Intelligence Act. Such regulations may result in significant operational costs to modify, maintain, or align our business practices, or constrain our ability to develop, deploy, or maintain these technologies.
Our delivery center activities are located around the world, which may expose us to business risks and disrupt our operations.
Our operations are based on a global delivery model with client services provided from delivery centers in 74 countries, with a significant concentration of our workforce located in the Philippines, India, Egypt, Brazil, Türkiye, Colombia, Malaysia, China, South Africa, Morocco, and the United Kingdom. A significant geo-political event in any of the countries in which we operate could disrupt our operations and expose us to risk. Operating globally subjects us to risks in the countries in which we do business, which include political and economic instability, armed conflicts, domestic or foreign terrorism, foreign currency volatility, the time and expense required to comply with different laws and regulations, challenges with hiring and retaining adequate staff, inflation, tariffs, longer payment cycles or difficulties in collecting accounts receivable, and seasonal reductions in business activity.
Socio-economic situations that are specific to the Philippines, India, Egypt, Brazil, Türkiye, Colombia, Malaysia, China, South Africa, Morocco, and the United Kingdom can severely disrupt our operations and impact our ability to fulfill our contractual obligations to our clients. If these countries experience natural disasters, extreme weather events or political unrest, our staff’s ability to work may be disrupted, our IT and communication infrastructure may be at risk and the client processes that we manage may be adversely affected. We may also continue to expand our operations internationally to respond to competitive pressure and client and market requirements, which could increase these risks. If we are unable to manage the risks associated with our international operations and expanding such operations, our business could be adversely affected, and our revenue and earnings could decrease.
Our industry is subject to intense competition and dynamic changes in business model, which in turn could cause our operations to suffer.
The CX solutions industry and other adjacent markets we operate in are highly competitive, highly fragmented, and subject to rapid change. We believe that the principal competitive factors in the markets in which we operate are breadth and depth of process and domain expertise, service quality, ability to tailor specific solutions to the needs of clients and their customers, the ability to attract, train, and retain qualified staff, cybersecurity infrastructure, compliance rigor, global delivery capabilities, pricing, partnerships, and marketing and sales capabilities. We compete for business with a variety of companies, including in-house operations of existing and potential clients. If our clients place more focus in this area or utilize new or emerging technologies to internalize these operations, the size of the available market for third-party service providers like us could reduce significantly. Similarly, if competitors offer their services at lower prices to gain market share or provide services that gain greater market acceptance than the services we offer or develop, the demand for our services may decrease. Specialized providers or new entrants can enter markets by developing new products, systems, or services that could impact our business. The opportunity for new entrants in our industry may expand as digital engagement and offerings increase in importance. New competitors, new strategies by existing competitors or clients, and consolidation among clients or competitors could result in significant market share gain by our competitors, which could have an adverse effect on our revenue.
Some emerging technologies, including AI, GenAI, RPA, ML, VOC, IVR, and IoT, may cause an adverse shift in the way certain of our existing business operations are conducted, including by replacing or supplementing human contacts with automated or self-service options, changing client expectations on pricing and pricing models, or by decreasing the size of the available market. We may be unsuccessful at anticipating or responding to new developments on a timely and cost-effective basis, and our use of technology may differ from accepted practices in the marketplace. Certain of our solutions may require lengthy and complex implementations that can be subject to changing client preferences and continuing changes in technology, which can increase costs or adversely affect our business.
The inability to successfully execute our strategy and deliver value for our clients could harm our client relationships and reputation, which in turn could adversely affect our revenue and our results of operations.
Our strategy focuses on being a leading global technology and services provider that powers our clients’ brand experiences and digital operations. Our success depends, in part, on our ability to continue to acquire, develop, and implement products, services, and solutions that anticipate and respond to rapid and continuing changes in technology and offerings to serve the evolving needs of our clients and their customers. We continue to invest in technology and in our digital capabilities to pursue this strategy. If we are unable to successfully deliver a differentiated combination of solutions, products, and services to our clients, or our solutions do not achieve the desired outcomes, our client relationships and reputation may suffer, which could result in a loss of business with existing clients and hinder our ability to engage new clients. We may also incur significant expenses in an effort to keep pace with clients’ preferences for technology or to gain a competitive advantage through technological expertise or new technologies. If we cannot offer new technologies as quickly or efficiently as our competitors, our competitors develop more cost-effective or client-preferred technologies, or market acceptance and adoption of our technologies is less than anticipated, it could have a material adverse effect on our ability to obtain and complete client engagements, which could adversely affect our business.

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
In addition, our clients may not guarantee a minimum volume or be able to provide us with realistic forecasts; generally, we hire staff based on anticipated volumes. The reliability of client forecasts and anticipating client demand is critical to managing our utilization and we can provide no assurance we will be able to anticipate client demand or effectively manage our utilization. If we fail to anticipate volumes correctly, our operations and financial results may suffer. A reduction of volumes and margins, loss of clients, payment of penalties, failure to receive performance-related bonuses, or inability to terminate any unprofitable contracts could have an adverse impact on our results of operations and financial condition.
We depend on a limited number of clients for a significant portion of our revenue, and the loss of business from one or more of these clients could adversely affect our results of operations.
Our five largest clients collectively represented approximately 19% of our revenue in fiscal year 2025. This client concentration increases the risk of quarterly fluctuations in our operating results, depending on the seasonal pattern of our top clients’ businesses. In addition, our top clients could make greater demands on us with regard to pricing and contractual terms in general.
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
We often carry significant accounts receivable balances from a limited number of clients that generate a large portion of our revenue. For example, approximately 19% of our accounts receivable balance as of November 30, 2025 was attributable to five clients. A client may become unable or unwilling to timely pay its balance due to a general economic slowdown, economic weakness in its industry, or the financial insolvency of its business. While we closely monitor our accounts receivable balances, a client’s financial inability or unwillingness, for any reason, to pay a large accounts receivable balance or many clients’ inability or unwillingness to pay accounts receivable balances that are large in the aggregate would adversely impact our income and cash flow.

Our operations, reputation, and results of operations may be damaged through the actions, inactions, or vulnerabilities of third parties.
We depend on a variety of third parties to enable us to deliver services to our clients, including communications services providers, information technology systems and network providers, electric and other utility providers, transportation providers, and recruiting firms. Although we believe we have a rigorous procurement process to evaluate our vendors and service providers, we depend on these third parties to maintain the confidentiality, availability, and integrity of the products and services they provide. These third parties can damage our reputation or cause financial loss through cybersecurity or data privacy breaches, inadequate information technology infrastructure, insufficient or defective updates to software, non-conformance to servicing standards or our Supplier Code of Conduct, or financial distress that disrupts business operations.
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
Our business is subject to many laws and regulatory requirements in the United States and the other countries and jurisdictions in which we operate, covering matters that include but are not limited to: data privacy; labor matters, including immigration and equal employment opportunity (“EEO”) compliance; anti-corruption and anti-money laundering laws; taxation; securities and insider trading; the use of AI; healthcare, including HIPAA compliance; banking; outsourcing; consumer protection, including the method and timing of placing outbound telephone calls and the recording or monitoring of telephone calls; collections activities; insurance claims administration; gaming licensing; money transmission; internal and disclosure control obligations; governmental affairs; and trade restrictions, sanctions and tariffs.
Many of these regulations, including those related to data privacy, AI, climate-related disclosures, labor matters, and anti-corruption, change frequently and may conflict among the various jurisdictions and countries in which we provide services. The pace of regulatory change in these areas has accelerated in recent years. The EU GDPR and the UK GDPR, the Corporate Sustainability Reporting Directive (“CSRD”), the AI Act, and the Digital Operational Resilience Act and Network and Information Security 2 Directive in Europe, the Data Privacy Act in the Philippines, the Digital Personal Data Protection Act in India, the California Consumer Privacy Act, the California Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act, and other similar laws have resulted, and will continue to result, in increased compliance costs, and the failure to comply with these laws can result in significant monetary penalties. For example, fines of up to 4% of an entity’s annual global revenue can be imposed for violations of the GDPR. We expect that the regulatory burden associated with compliance with privacy laws will continue to expand as more jurisdictions adopt privacy laws with different requirements, and as laws governing the use of AI are adopted by more jurisdictions.
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
In addition, changes in the policies or laws of the United States or other countries or jurisdictions resulting in, among other things, higher taxation, limitations on the ability of, or increased costs for, companies to utilize offshore outsourcing, currency conversion limitations, restrictions on fund transfers, or the expropriation of private enterprises, could reduce the anticipated benefits of our global operations. Any actions by countries in which we conduct business to reverse policies that encourage international trade or investment could also adversely affect our business.
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
The success of our operations and the quality of our services are also highly dependent on our ability to attract and retain skilled personnel in all of our global delivery centers. We face competition in hiring, retaining, developing, and motivating talented and skilled leaders and staff with domain experience, and we have, at times, struggled to hire sufficient technical talent to meet the demand for our services. GenAI, agentic AI, and other technological advancements may further impact our ability to attract and retain sufficient personnel with the required new capabilities and skill sets. Challenges resulting from changes in immigration policies, current and future restrictions on the availability of visas, or delays in the issuance of visas could impair our ability to employ skilled professionals. Our industry is also characterized by high staff attrition rates. Any increase in our staff turnover rate could increase recruiting and training costs, decrease operating effectiveness and productivity, and potentially impact our relationship with our key clients and other employees. Potential labor organizing and works council negotiations in certain of the countries in which we do business could also contribute to rising costs or otherwise disrupt our business.

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
The services we provide to our clients depend on the persistent availability and uncompromised security of our communications, technology, data centers and servers, and information technology systems. Our business uses a wide variety of technologies to allow us to manage large volumes of data and perform services with staff located around the globe. We deploy leading edge digital transformation capabilities such as GenAI self-service applications, AI-based automation bots, omnichannel services, agentic AI infrastructure and internally-developed and third-party software solutions to enhance customer and staff experience across various technology environments and platforms. We operate an extensive internal voice and data network that links our global sites together in a multi-hub model that enables the rerouting of voice and data across the network, and we rely on multiple public communication channels and telephone, internet, and data services provided by various third parties for connectivity to our clients. Maintenance of, and investment in, this technology is critical to keeping our team productive and the success of our service delivery model.
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
Changes in foreign currency exchange rates have impacted and could continue to impact or adversely affect our business and operating results.
We operate in 74 countries, and volatility in the value of the currencies used in these countries increases the uncertainty in our revenue and profitability forecasts. While a significant amount of our contracts are priced in U.S. dollars, we recognize a substantial amount of revenue under contracts that are denominated in euros, British pounds, Japanese yen, Australian dollars, and Brazilian real, among other currencies. A significant increase in the value of the U.S. dollar relative to these currencies may have a material adverse impact on the value of our revenue when translated to U.S. dollars.
Our services are delivered from several delivery centers located around the world, with significant operations in the Philippines and India, as well as throughout APAC, EMEA and the Americas. Although our contracts with U.S.-based clients are typically priced in U.S. dollars, a substantial portion of our costs to deliver services under these contracts are denominated in the local currency of the country where services are performed. We also have certain client contracts that are priced in non-U.S. dollar currencies for which a substantial portion of the costs to deliver the services are in other currencies. As a result, our revenue may be earned in currencies that are different from the currencies in which we incur corresponding expenses. Fluctuations in the value of currencies, such as the Philippine peso, the Indian rupee, the Malaysian Ringgit, the Egyptian pound, Colombian peso, and the Canadian dollar, against the U.S. dollar or other currencies in which we bill our clients, and inflation in the local economies in which these delivery centers are located, could increase the operating and labor costs in these delivery centers, which can result in reduced profitability. A significant decrease in the value of the contractual currency, relative to the currencies where services are provided, could have a material adverse impact on our operating results that are not fully offset by gains realized under the hedging contracts we have in place in certain currencies to limit our potential foreign currency exposure.
We have pursued and intend to continue to pursue strategic acquisitions or investments and may encounter risks associated with these activities, which could harm our business and operating results.
We have historically pursued, and in the future expect to pursue, acquisitions of, or investments in, businesses, technologies, and assets in new or existing markets, either within or outside the CX solutions industry, that complement or expand our existing business. For example, in September 2023, we completed our combination with Webhelp, a leading provider of CX solutions. We incurred significant transaction costs related to our combination with Webhelp including costs related to integration.
Our acquisition strategy involves a number of risks, including:
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
Impairment charges on goodwill, which represents a significant portion of our total assets and is subject to periodic impairment evaluations, could have a material adverse impact on our financial condition and consolidated results of operations.
We maintain goodwill related to past acquisitions. We periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures, and sustained market capitalization declines may impair these assets, and the effect of any of these factors may be magnified by macroeconomic or industry challenges.

As required by applicable accounting standards, we review goodwill for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable. The risk of impairment to goodwill is generally higher during the years immediately following an acquisition, because the fair values of recently acquired assets generally align very closely with the acquisition price. As a result, the difference between the carrying value of the reporting unit and its fair value is smaller following the acquisition. Unless and until this difference between carrying value and fair value grows over time, due to business growth or a decline in the carrying value of the reporting unit, a small decline in the fair value of the reporting unit may cause impairment charges. Required impairment charges may be material due to the magnitude of the asset values involved. Future acquisitions could present similar risks as our past acquisitions. Any charges relating to goodwill impairment, similar to the impairment recorded for our fiscal year ended November 30, 2025, could adversely affect our consolidated results of operations in the periods recognized.

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
We recognize deferred tax assets and liabilities based on the differences between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities. Significant judgment is required in determining our provision for income taxes. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates, or if there is a change to the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowance against our deferred tax assets, which could result in a material increase in our effective tax rate.
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

We have developed proprietary information technology systems, mobile applications, and cloud-based technology and acquired technologies that play an important role in our business. If any claim alleging infringement of intellectual property rights is successful against us and if indemnification is not available or sufficient, we may be required to pay substantial damages to third parties and indemnify our clients for losses arising out of the infringement. In order to continue delivering services to our clients, we may also need to seek and obtain licenses of third party intellectual property rights. We may be unable to obtain such licenses on commercially reasonable terms, if at all, which could disrupt our business and adversely affect our results of operations.
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
As of January 16, 2026, affiliates of Groupe Bruxelles Lambert (“GBL”) owned approximately 14.2% of our common stock. In connection with the Webhelp Combination, on March 29, 2023, we entered into an Investor Rights Agreement with certain stockholders of Webhelp Parent, which, among other things, provides that GBL has the right to nominate a certain number of directors, up to a maximum of two, depending on the percentage of the outstanding shares of Concentrix common stock held by GBL, our former director, Olivier Duha, and certain of their respective affiliates.
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
As of November 30, 2025, we had approximately $4.65 billion of indebtedness prior to debt issuance costs, and we may further increase our indebtedness in the future. Our level of indebtedness could have adverse consequences for us and our stockholders, including:
•requiring us to dedicate a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, and other general corporate requirements, and to grow our business;
•limiting our ability to make strategic acquisitions or take advantage of other business opportunities as they arise, pay cash dividends, or repurchase common stock;
•increasing future debt costs and limiting the future availability of debt financing;
•increasing our vulnerability to general adverse economic and industry conditions; and
•limiting our flexibility in planning for, or reacting to, changes in our business and industry.
To the extent that we incur additional indebtedness, the risks described above could increase, which could have an adverse effect on our business.

We may be unable to raise additional capital or service our debt on favorable terms, or at all.
We have in the past relied on the public debt markets to raise capital. Changes in the credit and capital markets, including market disruptions, limited liquidity, and interest rate fluctuations may increase the cost of financing or restrict our access to these potential sources of future liquidity. Our continued access to these liquidity sources on favorable terms depends on multiple factors, including our operating performance and credit ratings.
Our actual cash requirements in the future may be greater than expected. Our cash flows from operations may not be sufficient to service our outstanding debt or to repay our outstanding debt as it becomes due or within the time frame that we expect. In addition, major debt rating agencies regularly evaluate our debt based on a number of factors. A negative change in our credit ratings could make it more expensive to service our outstanding debt or to raise additional capital in the future.
Additionally, if unfavorable capital market conditions exist when we were to seek additional financing, we may not be able to raise sufficient capital on favorable terms and on a timely basis, if at all. The terms of current and future debt agreements could restrict our business operations or cause future financing to be unavailable due to our covenant restrictions then in effect. We may also be unable to borrow money, sell assets, or otherwise raise funds on acceptable terms, if at all, to service or refinance our debt. If our access to capital were to become significantly constrained or our cost of capital were to increase significantly our financial condition, results of operations, and cash flows could be adversely affected.
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
Risks Related to Ownership of Our Common Stock
The share price and trading volume of our common stock has fluctuated and may continue to fluctuate significantly.
Since our common stock started trading on Nasdaq under the symbol “CNXC” on December 1, 2020 through our fiscal year ending November 30, 2025, our stock price has ranged from a high of $208.48 to a low of $31.63 per share. The market price of our common stock has, and may continue to, fluctuate significantly due to a number of factors, some of which may be beyond our control, including:
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
•our dividend policy and share repurchase activity;
•investor perception of our industry, our business, and our company;
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
We are one of the few companies globally recognized for our AI governance, privacy and security standards by receiving the ISO/IIEC 42001:2023 Artificial Intelligence Management System certification for our iX suite of products, together with meeting the ISO 31700:2023 Privacy by Design and HITRUST AI requirements.
Risk Management and Strategy
We have implemented and maintain an Information Security Management System (“ISMS”) that covers information security, data protection, cybersecurity, application security, and other areas as necessary. As a part of our ISMS, we:
•evaluate our security risk strategy on an ongoing basis to facilitate our response to the changing cybersecurity threat landscape and build a culture of security within Concentrix;
•allocate and evaluate available resources, including technology, infrastructure, and personnel, to support information security initiatives;
•regularly identify security risks and prepare and continuously update mitigation and response plans, including with respect to risks related to the use of our third party service providers;
•report, investigate, and respond to suspected or confirmed information security risks; and
•maintain a business continuity management process to counter potential interruptions to business activities and a data privacy program to protect personal and sensitive information.
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
To facilitate the success of our risk management framework, multidisciplinary teams throughout the Company, including members of the legal department, operations, and senior management, are deployed to support risk mitigation and our response to threats and potential cybersecurity incidents. We also regularly conduct training and education to upgrade our game-changers’ knowledge of security risks and vulnerabilities. In fiscal year 2025, our game-changers completed mandatory security awareness training resulting in a company-wide pass percentage of approximately 95%. In March 2025, we held a Cyber Fraud Awareness Month, which promoted best practices and vigilance in protecting information and data to prevent cyber-attacks, and educated game-changers on how to identify sophisticated social engineering attacks, and report phishing or suspicious messages through our dedicated reporting channel.

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
Governance
Our board of directors, directly and indirectly through its committees, has oversight responsibility for our risk management process, including risks related to cybersecurity and artificial intelligence. Our board of directors has delegated to the Audit Committee oversight responsibility for the Company’s risk assessment and management activities, including with respect to information technology, cybersecurity, and privacy.
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
Our EVP, Information Technology and Global Security has over 40 years of global information technology leadership experience, including hands-on management and technology innovation experience. He provides strategic direction for the design, implementation strategy, and Governance of Concentrix Global Infrastructure, Information Security and Application development. Our SVP, Information Systems and Global Security has an undergraduate degree in Information Technology and over 25 years of global experience in cybersecurity strategy and risk management in various leadership roles at large companies and within government, with extensive experience in the development of and enforcement of security policies, protection of sensitive data, responding to cyber and fraud incidents, and integrating security across operations. Our SVP, IT Infrastructure has over 30 years of experience in managing a large, geographically dispersed team that designs, plans, implements, and maintains a complex IT infrastructure and operations. He has also played a critical role in the development of security technologies at Concentrix. Our GVP, Governance, Risk, and Compliance has over 23 years of global experience in information security with specialization in risk management, security tools and technologies, compliance, and privacy. His experience in information security spans advisory and consulting, policy, processes and standards, engineering, and operational support for clients and the internal organization.
ITEM 2. PROPERTIES
We lease our principal executive offices in Newark, California. As of November 30, 2025, we occupied approximately 483 facilities, located in 74 countries across six continents, comprising service and delivery centers and administrative facilities covering approximately 25.4 million square feet, of which approximately 1.4 million square feet was owned and the remainder was leased.
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

Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on Nasdaq under the symbol “CNXC”. As of January 16, 2026, there were 61,597,304 shares of common stock outstanding held by approximately 2,764 stockholders of record.
Dividends
During fiscal years 2025 and 2024, the Company paid the following dividends per share approved by the Company’s board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
January 24, 2024	February 5, 2024	$0.3025	February 15, 2024
March 26, 2024	April 26, 2024	$0.3025	May 7, 2024
June 26, 2024	July 26, 2024	$0.3025	August 6, 2024
September 25, 2024	October 25, 2024	$0.33275	November 5, 2024
January 15, 2025	January 31, 2025	$0.33275	February 11, 2025
March 26, 2025	April 25, 2025	$0.33275	May 6, 2025
June 26, 2025	July 25, 2025	$0.33275	August 5, 2025
September 25, 2025	October 24, 2025	$0.36	November 4, 2025
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
Share Repurchases
In September 2021, our board of directors authorized the repurchase of up to $500 million of our common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. In January 2025, the Company’s board of directors extended the share repurchase program by authorizing an increase of the amount remaining for share repurchases under the existing share repurchase authorization to $600 million. The repurchase program has no termination date and may be suspended or discontinued at any time. As of November 30, 2025, we had repurchased 7,447,427 shares under the share repurchase program for approximately $514.7 million in the aggregate. At November 30, 2025, we had approximately $439.5 million remaining for share repurchases under the existing authorization from our board of directors.

The following table summarizes the Company’s purchases of common stock during the fourth quarter of the fiscal year ended November 30, 2025:

Period	Total number of shares purchased (1) (2)	Average price paid per share	Total number of shares purchased as part of publicly announced program(2)	Maximum dollar amount that may yet be purchased under the program (in thousands)(3)
September 1, 2025 - September 30, 2025	267,252	$53.23	264,597	$481,318
October 1, 2025 - October 31, 2025	787,716	$46.10	434,858	$461,270
November 1, 2025 - November 30, 2025	610,044	$35.75	609,882	$439,468
Total	1,665,012	$43.35	1,309,337
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

Stock Price Performance Graph
The stock price performance graph below compares our cumulative total stockholder return for the period from December 1, 2020 through November 30, 2025 with the cumulative total return of the S&P Midcap 400 Index for the same period and a Peer Group comprised of CX-focused technology and service providers that are publicly traded companies: Majorel Group Luxembourg S.A. (from initial public offering in September 2021 through acquisition by Teleperformance on November 23, 2023), TaskUs Inc. (from initial public offering in June 2021), TDCX Inc. (from initial public offering in October 2021 through becoming a private company in June 2024), Teleperformance S.A., TELUS International (from initial public offering in February 2021 through becoming a private company in October 2025), and TTEC Holdings, Inc., in each case assuming a $100 initial investment.

Comparison of Cumulative Total Return
$200
$175
$150
$125
$100
$75
$50
$25
$—
December 1, 2020
February 28, 2021
May 31, 2021
August 31, 2021
November 30, 2021
February 28, 2022
May 31, 2022
August 31, 2022
November 30, 2022
February 28, 2023
May 31, 2023
August 31, 2023
November 30, 2023
February 29, 2024
May 31, 2024
August 31, 2024
November 30, 2024
February 28, 2025
May 31, 2025
August 31, 2025
November 30, 2025
Concentrix Corp.
S&P Midcap 400
Peer Group

	December 1, 2020	November 30, 2021	November 30, 2022	November 30, 2023	November 30, 2024	November 30, 2025
Concentrix Corporation	$100.00	$158.10	$116.55	$89.51	$42.81	$36.89
S&P Midcap 400	$100.00	$123.43	$117.47	$116.82	$153.39	$164.58
Peer Group	$100.00	$121.30	$72.41	$35.76	$26.18	$25.83

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
The following discussion compares our results for the fiscal year ended November 30, 2025 to the fiscal year ended November 30, 2024. The discussion comparing our results for the fiscal year ended November 30, 2024 to the fiscal year ended November 30, 2023 is included within Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K filed with the SEC on January 28, 2025, and is incorporated by reference herein.
Unless otherwise indicated or except where the context otherwise requires, references to “we,” “our,” “us,” “the Company,” or “Concentrix,” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to Concentrix Corporation and its subsidiaries.
Overview and Basis of Presentation
Concentrix is a global technology and services leader that powers exceptional brand experiences and digital operations for more than 2,000 clients across the globe. We design, build, and run fully integrated, end-to-end solutions, including customer experience (“CX”) process optimization, technology innovation and design engineering, front- and back-office automation, analytics, and business transformation services to clients in five primary industry verticals. Our differentiated portfolio of solutions supports Fortune Global 500 clients across the globe in their efforts to deliver an optimized, consistent brand experience across all channels of communication, including voice, chat, email, GenAI- and agentic AI-powered self-service, social media, asynchronous messaging, and custom applications. We strive to deliver exceptional services globally supported by our deep industry knowledge, technology and security practices, talented people, and digital and analytics expertise.
We generate revenue from performing services and providing technology that is generally tied to our clients’ products and services. Any shift in business, demand, or the size of the market for our clients’ products or services, or any failure of technology or failure of acceptance of our clients’ products or services in the market may impact our business. The staff turnover rate in our business is high, as is the risk of losing experienced team members. High staff turnover rates may increase costs and decrease operating efficiencies and productivity. For more information on the risks associated with our business, please see “Risk Factors” in this Annual Report on Form 10-K.
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
Our technology and services are generally characterized by flat unit prices. Approximately 99% of our revenue is recognized as services are performed, based on staffing hours or the number of client customer transactions handled using contractual rates. Remaining revenue from the sale of these solutions are typically recognized as the services are provided over the duration of the contract using contractual rates.

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
In fiscal years 2025 and 2024, approximately 89% and 88%, respectively, of our consolidated revenue was generated from our non-U.S. operations, and approximately 54% and 50%, respectively, of our consolidated revenue was priced in U.S. dollars. We expect that a significant amount of our revenue will continue to be generated from our non-U.S. operations while being priced in U.S. dollars. We have certain client contracts that are priced in non-U.S. dollar currencies for which a substantial portion of the costs to deliver the services are in other currencies. Accordingly, our revenue may be earned in currencies that are different from the currencies in which we incur corresponding expenses. Fluctuations in the value of currencies, such as the Philippine peso, the Indian rupee, the Egyptian pound, the Columbian peso, and the Canadian dollar, against the U.S. dollar or other currencies in which we bill our clients, and inflation in the local economies in which these delivery centers are located, can impact the operating and labor costs in these delivery centers, which can result in reduced profitability. As a result, our revenue growth, costs, and profitability have been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates and inflation.
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
Our business operates globally in 74 countries across six continents. We have significant concentrations in the Philippines, India, Egypt, Brazil, Türkiye, the United States, Colombia, Malaysia, Morocco, China, South Africa, the United Kingdom, and elsewhere throughout EMEA, Latin America, and Asia-Pacific. Accordingly, we historically have and expect to continue to be impacted by economic strength or weakness in these geographies and by the strengthening or weakening of local currencies relative to the U.S. dollar.
In January 2025, the U.S. government began imposing, or threatening to impose, new or increased tariffs on certain countries, materials, and industries, and in response, certain impacted countries have imposed or threatened various retaliatory tariffs or other trade restrictions on imports from the United States. The tariff environment remains dynamic, and we cannot predict with certainty the effect of future changes in global trade policy and tariffs on our clients’ operations and demand for our services in future periods.
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
Goodwill
As of November 30, 2025, we had goodwill of $3,671.7 million recorded on our consolidated balance sheet. We test goodwill for impairment annually at the reporting unit level on the first day of the fiscal fourth quarter or more frequently if events or changes in circumstances indicate that it may be impaired. Impairment of goodwill is tested at the reporting unit level, which we have determined to be the same level as our single operating segment, and is the consolidated company. For purposes of the goodwill impairment test, we can elect to perform a quantitative or qualitative analysis. If the qualitative analysis is elected, goodwill is tested for impairment at the reporting unit level by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The factors that are considered in the qualitative analysis include: macroeconomic conditions; industry and market considerations; cost factors such as increases in labor, or other costs that would have a negative effect on earnings and cash flows; and other relevant entity-specific events and information.

If we elect to perform or are required to perform a quantitative analysis, then the reporting unit’s carrying value is compared to its fair value. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value and the excess is recognized as an impairment loss.
As of September 1, 2025, the date of our annual impairment test, we performed a quantitative impairment test. We also reconciled the fair value of our reporting unit to our market capitalization. The result of the analysis demonstrated that our reporting unit’s fair value was in excess of its carrying value.
Subsequent to our annual impairment testing date of September 1, 2025, we experienced a sustained decrease in the market price of our common stock. After considering all available evidence in the evaluation of goodwill impairment indicators, we determined it appropriate to perform an interim quantitative assessment on November 1, 2025.
The fair value of our reporting unit was consistently estimated using an equal weighting of the income and market valuation approaches. The income approach applied a fair value methodology to our reporting unit based on discounted cash flows. This analysis requires significant judgments and assumptions, including estimation of our future cash flows, which is dependent on internally developed forecasts, including future levels of revenue growth, and adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margin, and determination of a weighted average cost of capital, or a discount rate. The discount rate assumption is based on the overall after-tax rate of return required by a market participant whose weighted-average cost of capital includes both equity and debt, including a risk premium. The discount rate may be impacted by adverse changes in the macroeconomic environment, volatility in the equity and debt markets or other factors. We also applied a market approach. Under the market approach, we utilized a guideline public company method, which involves calculating valuation multiples based on financial data from comparable publicly traded companies and considerations of recent transactions in the technology industry. Multiples derived from these companies and transactions provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are then applied to the financial data for our reporting unit to arrive at an indication of fair value. The market multiple was applied to adjusted EBITDA.
Based on this subsequent fourth quarter impairment assessment as described, the carrying value of our reporting unit was determined to exceed the fair value, resulting in a non-cash goodwill impairment charge of $1,523.3 million for the fiscal year ended November 30, 2025.
We recorded no impairment charges related to goodwill during the fiscal years ended November 30, 2024 and 2023.
Determining the fair value of our reporting unit requires us to make significant judgments, estimates, and assumptions. The Company believes these estimates and assumptions are reasonable. However, future changes in the judgments, assumptions, and estimates that are used in the impairment testing for goodwill, including discount rates or future cash flow projections, could result in significantly different estimates of the fair value. As a result of these factors, and the impact of macroeconomic conditions, goodwill for our single reporting unit may be more susceptible to impairment risk.
Although assumptions change to reflect changing business and market conditions, our overall valuation methodology and the types of assumptions we use have remained consistent. While we strive to use the best available information to prepare the cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly and result in future impairment charges related to the recorded goodwill balance.

Recently Issued Accounting Pronouncements
For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements, see Note 2—Summary of Significant Accounting Policies to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations – Fiscal Years Ended November 30, 2025 and 2024

	Fiscal Years Ended November 30,
	2025	2024

	(in thousands)
Revenue	$9,825,771	$9,618,900
Cost of revenue	6,390,760	6,170,013
Gross profit	3,435,011	3,448,887
Selling, general and administrative expenses	2,825,468	2,852,500
Impairment charges	1,527,726	—
Operating income (loss)	(918,183)	596,387
Interest expense and finance charges, net	290,349	321,828
Other income, net	(26,310)	(24,715)
Income (loss) before income taxes	(1,182,222)	299,274
Provision for income taxes	96,702	48,057
Net income (loss)	$(1,278,924)	$251,217
Revenue

	Fiscal Years Ended November 30,		Percent Change
	2025	2024	2025 to 2024

	(in thousands)
Industry vertical:
Technology and consumer electronics	$2,666,072	$2,674,040	(0.3)%
Retail, travel and e-commerce	2,433,885	2,361,866	3.0%
Communications and media	1,592,373	1,527,922	4.2%
Banking, financial services and insurance	1,536,223	1,455,641	5.5%
Healthcare	725,283	727,389	(0.3)%
Other	871,935	872,042	0.0%
Total	$9,825,771	$9,618,900	2.2%
We generate revenue by delivering our technology and services to our clients categorized in the above industry verticals. Our solutions focus on customer engagement, process optimization, and back-office automation.
Our revenue increased 2.2% in fiscal year 2025. The increase in revenue resulted primarily from increases in revenue in our retail, travel and e-commerce, communications and media, and banking, financial services and insurance verticals. Changes in foreign currency exchange rates had a de minimis impact on revenue growth for fiscal year 2025.
Revenue increased in our retail, travel and e-commerce, communications and media, and banking, financial services and insurance verticals, while revenue decreased slightly in our technology and consumer electronics and healthcare verticals and remained flat in our other vertical. Revenue in our technology and consumer electronics vertical decreased 0.3%, which included a decrease as a result of foreign currency exchange rates and a decrease in underlying business with a client in this vertical, partially offset by increases in business with several clients in the vertical. Revenue in our retail, travel and e-commerce vertical increased 3.0%, which included increases in underlying business, primarily from several larger clients in this vertical. Revenue in our communication and media vertical increased 4.2%, which included increases in underlying business primarily from several larger clients in the vertical. Revenue in our banking, financial services and insurance vertical increased 5.5%, which included increases in underlying business from the majority of clients in the vertical. Revenue in our healthcare vertical decreased 0.3%, which included slight decreases in underlying business, primarily from a larger client in the vertical, partially offset by increases in business with several other clients in the vertical. Revenue in our other vertical remained flat over prior year and included a decrease in underlying business, primarily related to an automotive client, partially offset by increases in business with several other clients in the vertical.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Fiscal Years Ended November 30,		Percent Change
	2025	2024	2025 to 2024

	($ in thousands)
Cost of revenue	$6,390,760	$6,170,013	3.6%
Gross profit	$3,435,011	$3,448,887	(0.4)%
Gross margin %	35.0%	35.9%
Cost of revenue consists primarily of personnel costs. Gross margins can be impacted by resource location, client mix and pricing, additional lead time for programs to be fully scalable, and transition and initial set-up costs.
Our cost of revenue increased by 3.6% in fiscal year 2025, compared to fiscal year 2024, primarily due to the increases in underlying revenue due to volumes. These increases were partially offset by a $63.7 million, or 1.0%, reduction in the cost of revenue due to changes in foreign currency exchange rates. The foreign currency impacts on our cost of revenue were caused primarily by the weakening of several currencies against the U.S. dollar.
Our gross profit decreased by 0.4% in fiscal year 2025, compared to fiscal year 2024, primarily due to decreases in gross profit associated with underlying business partially offset by a net favorable foreign currency impact of $64.8 million. Our gross margin percentage decreased from 35.9% in fiscal year 2024 to 35.0% in fiscal year 2025 due to the changes to revenue and gross profit previously described.
Selling, General and Administrative Expenses

	Fiscal Years Ended November 30,		Percent Change
	2025	2024	2025 to 2024

	($ in thousands)
Selling, general and administrative expenses	$2,825,468	$2,852,500	(0.9)%
Percentage of revenue	28.8%	29.7%
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
Our selling, general and administrative expenses decreased by 0.9% in fiscal year 2025, compared to fiscal year 2024. Contributing to the decrease was a reduction in acquisition-related, integration and restructuring expenses of approximately $67.2 million, partially offset by underlying expenses associated with increased business. Changes in foreign currency exchange rates had a de minimis impact on the year over year change. As a percentage of revenue, selling, general and administrative expenses decreased from 29.7% for fiscal year 2024 to 28.8% for fiscal year 2025 due to the net effect of the changes previously described.

Impairment Charges

	Fiscal Years Ended November 30,		Percent Change
	2025	2024	2025 to 2024

	($ in thousands)
Impairment charges	$1,527,726	$—	NM
Percentage of revenue	15.5%	0.0%
NM: Not Meaningful - Change greater than 100%
Impairment charges primarily consist of goodwill impairment charges. During fiscal year 2025, we recorded a non-cash goodwill impairment charge of $1,523.3 million. No such charges were recorded in fiscal year 2024. See Note 5—Goodwill and Intangible Assets to the consolidated financial statements for more information.
Operating Income (Loss)

	Fiscal Years Ended November 30,		Percent Change
	2025	2024	2025 to 2024

	($ in thousands)
Operating income (loss)	$(918,183)	$596,387	NM
Operating margin	(9.3)%	6.2%
NM: Not Meaningful - Change greater than 100%
Our operating income (loss) changed during fiscal year 2025, compared to fiscal year 2024, primarily due to the impairment charges and a decrease in gross profit, partially offset by a decrease in selling, general and administrative expenses.
Our operating margin decreased during fiscal year 2025, compared to fiscal year 2024, primarily due to the impairment charges as a percentage of revenue and a decrease in gross margin, partially offset by a decrease in selling, general and administrative expenses as a percentage of revenue.
Interest Expense and Finance Charges, Net

	Fiscal Years Ended November 30,		Percent Change
	2025	2024	2025 to 2024

	($ in thousands)
Interest expense and finance charges, net	$290,349	$321,828	(9.8)%
Percentage of revenue	3.0%	3.3%
Amounts recorded in interest expense and finance charges, net consist primarily of interest expense on our senior notes issued in August 2023, interest expense on our senior credit facility, which includes our revolver and term loans, including our three-year and five-year delayed draw term loans drawn on in September 2025, interest expense on borrowings under our accounts receivable securitization facility (the “Securitization Facility”), and interest expense on the promissory note issued by us to certain Sellers in connection with the Webhelp Combination (the “Sellers’ Note”).
The decrease in interest expense and finance charges, net during fiscal year 2025 compared to fiscal year 2024, was primarily due to a decrease in interest expense on our senior credit facility of $28.7 million. This decrease was a result of the decrease in outstanding borrowings and a decrease in the effective interest rate on the borrowings during fiscal year 2025, prior to drawing on the three-year and five-year delayed draw term loans in September 2025. Also contributing to the decrease in interest expense and finance charges, net was a decrease in interest expense on the Sellers’ Note of $4.8 million in fiscal year 2025 due to the maturity date of September 2025, while fiscal year 2024 had a full year of expense. These decreases were partially offset by an increase in interest expense on our Securitization Facility of $5.6 million primarily due to an increase in outstanding borrowings in comparison to fiscal year 2024.

Other Income, Net

	Fiscal Years Ended November 30,		Percent Change
	2025	2024	2025 to 2024

	($ in thousands)
Other income, net	$(26,310)	$(24,715)	6.5%
Percentage of revenue	(0.3)%	(0.3)%
Amounts recorded as other income, net primarily include foreign currency transaction gains and losses other than cash flow hedges, investment gains and losses, the non-service component of pension costs, other non-operating gains and losses, and changes in acquisition contingent consideration related to the Webhelp Combination.
Other income, net in fiscal year 2025 was $26.3 million compared to $24.7 million in fiscal year 2024. The change in other income, net over fiscal year 2024 was primarily due a year over year net benefit of $27.1 million related to net changes in foreign currency transaction gains (losses) and a $1.8 million decrease in other non-operating expenses, offset by a year over year net decrease of $27.3 million related to the change in acquisition contingent consideration associated with the Webhelp Combination.
Provision for Income Taxes

	Fiscal Years Ended November 30,		Percent Change
	2025	2024	2025 to 2024

	($ in thousands)
Provision for income taxes	$96,702	$48,057	101.2%
Percentage of income before income taxes	(8.2)%	16.1%
Our provision for income taxes consists of our current and deferred tax expense resulting from our income earned in domestic and international jurisdictions.
Our provision for income taxes increased for fiscal year 2025, compared to fiscal year 2024, primarily due to the geographical mix of income, capital loss generated in fiscal year 2024, and the effect of foreign tax rate changes on deferred tax liabilities.
Our effective tax rate decreased in comparison to the prior year primarily due to the loss from the non-cash goodwill impairment charge included in pre-tax loss.
See Note 12—Income Taxes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
Certain Non-GAAP Financial Information
In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:
•Non-GAAP operating income, which is operating income (loss), adjusted to exclude impairment charges, acquisition-related, integration and restructuring expenses, step-up depreciation, amortization of intangible assets, and share-based compensation.
•Non-GAAP operating margin, which is non-GAAP operating income, as defined above, divided by revenue.
•Adjusted earnings before interest, taxes, depreciation, and amortization, or adjusted EBITDA, which is non-GAAP operating income, as defined above, plus depreciation (exclusive of step-up depreciation).
•Adjusted EBITDA margin, which is adjusted EBITDA, as defined above, divided by revenue.
•Non-GAAP net income, which is net income (loss) excluding the tax-effected impact of impairment charges, acquisition-related, integration and restructuring expenses, step-up depreciation, amortization of intangible assets, share-based compensation, certain debt costs, imputed interest related to the Sellers’ Note, certain legal settlement costs, change in acquisition contingent consideration and foreign currency losses (gains), net. Non-GAAP net income also excludes the income tax effect of certain tax law changes and certain legal entity restructuring activities.
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
•Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share, tax-effected impact of impairment charges, acquisition-related and integration expenses, including related restructuring costs, step-up depreciation, amortization of intangible assets, share-based compensation, certain debt costs, imputed interest related to the Sellers’ Note, certain legal settlement costs, change in acquisition contingent consideration and foreign currency losses (gains), net. Non-GAAP EPS also excludes the per share income tax effect of certain tax law changes and certain legal entity restructuring activities. Non-GAAP EPS also reflects a per share adjustment to exclude non-GAAP net income attributable to participating securities.
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

	Fiscal Years Ended November 30,
	2025	2024
	($ in thousands except per share amounts)
Operating income (loss)	$(918,183)	$596,387
Impairment charges	1,527,726	—
Acquisition-related, integration and restructuring expenses(1)	101,468	156,771
Step-up depreciation	10,326	9,907
Amortization of intangibles	434,332	458,925
Share-based compensation	97,875	95,922
Non-GAAP operating income	$1,253,544	$1,317,912

Net income (loss)	$(1,278,924)	$251,217
Interest expense and finance charges, net	290,349	321,828
Provision for income taxes	96,702	48,057
Other income, net	(26,310)	(24,715)
Impairment charges	1,527,726	—
Acquisition-related, integration and restructuring expenses(1)	101,468	156,771
Step-up depreciation	10,326	9,907
Amortization of intangibles	434,332	458,925
Share-based compensation	97,875	95,922
Depreciation (exclusive of step-up depreciation)	215,775	237,013
Adjusted EBITDA	$1,469,319	$1,554,925

Operating margin	(9.3)%	6.2%
Non-GAAP operating margin	12.8%	13.7%
Adjusted EBITDA margin	15.0%	16.2%

Net income (loss)	$(1,278,924)	$251,217
Impairment charges	1,527,726	—
Acquisition-related and integration expenses (1)	101,468	156,771
Step-up depreciation	10,326	9,907
Debt costs (2)	1,323	—
Imputed interest related to Sellers’ Note included in interest expense and finance charges, net	14,577	16,895
Legal settlement costs (3)	2,000	—
Change in acquisition contingent consideration included in other income, net	(1,958)	(29,268)
Foreign currency gains, net (4)	(28,959)	(1,850)
Amortization of intangibles	434,332	458,925
Share-based compensation	97,875	95,922
Income taxes related to the above (5)	(155,034)	(173,963)
Income tax effect of change in tax law	5,699	—
Income tax effect of legal entity restructuring	12,960	(12,254)
Non-GAAP net income	$743,411	$772,302

	Fiscal Year Ended
	November 30, 2025	November 30, 2024
Diluted earnings (loss) per common share (“EPS”)	$(20.36)	$3.71
Impairment charges	24.22	—
Acquisition-related, integration and restructuring expenses (1)	1.61	2.41
Step-up depreciation	0.16	0.15
Debt costs (2)	0.02	—
Imputed interest related to Sellers’ Note included in interest expense and finance charges, net	0.23	0.26
Legal settlement costs (3)	0.03	—
Change in acquisition contingent consideration included in other income, net	(0.03)	(0.45)
Foreign currency gains, net (4)	(0.46)	(0.03)
Amortization of intangibles	6.89	7.05
Share-based compensation	1.55	1.47
Income taxes related to the above (5)	(2.46)	(2.67)
Income tax effect of change in tax law	0.09	—
Income tax effect of legal entity restructuring	0.21	(0.19)
Adjustment for participating securities	(0.48)	(0.29)
Non-GAAP Diluted EPS	$11.22	$11.42
(1) For fiscal years 2025 and 2024, acquisition-related, integration and restructuring expenses, primarily included integration costs associated with our combination with Webhelp and restructuring costs. These costs primarily include severance and employee-related costs, costs associated with facilities consolidation, including lease terminations to integrate the businesses, and information technology system consolidation costs.
(2) For the fiscal year 2025, debt costs included debt extinguishment costs associated with the amendment and restatement of our senior credit facility and our voluntary prepayment of a portion of our outstanding term loans.
(3) For the fiscal year 2025, legal settlement costs consist of amounts incurred to settle certain litigation arising outside of the ordinary course of business.
(4) Foreign currency gains, net are included in other income, net and primarily consist of gains and losses recognized on the revaluation and settlement of foreign currency transactions and realized and unrealized gains and losses on derivative contracts that do not qualify for hedge accounting.
(5) The tax effect of taxable and deductible non-GAAP adjustments was calculated using the tax-deductible portion of the expenses and applying the entity specific, statutory tax rates applicable to each item during the respective periods.

Client Concentration
In fiscal years 2025 and 2024, no client accounted for more than 10% of our consolidated revenue.
Liquidity and Capital Resources
Our primary uses of cash are working capital, capital expenditures to expand our delivery footprint and enhance our technology solutions, debt repayments, acquisitions, and acquisition-related and integration expenses. Our financing needs for these uses of cash have been a combination of operating cash flows and third-party debt arrangements. Our working capital needs are primarily to finance accounts receivable. When our revenue is increasing, our net investment in working capital typically increases. Conversely, when revenue is decreasing, our net investment in working capital typically decreases. To increase our market share and better serve our clients, we may further expand our operations through investments or acquisitions. We expect that such expansion would require an initial investment in working capital, personnel, facilities, and operations. These investments or acquisitions would likely be funded primarily by our existing cash and cash equivalents, available liquidity, including capacity on our debt arrangements, or the issuance of securities.
In September 2021, considering our strong free cash flow, low leverage, and adequate liquidity to support capital return to stockholders while maintaining flexibility to pursue acquisitions, our board of directors authorized a share repurchase program. Under the share repurchase program, the board of directors authorized the repurchase of up to $500 million of our common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. In January 2025, our board of directors extended our share repurchase program by authorizing an increase of the amount remaining for share repurchases under the existing share repurchase authorization to $600 million. The share repurchase program has no termination date and may be suspended or discontinued at any time. During the fiscal years ended November 30, 2025 and 2024, we repurchased 3,556,736 and 2,200,819 shares, respectively, of our common stock under the share repurchase program for approximately $168.7 million and $136.1 million, respectively, in the aggregate. At November 30, 2025, approximately $439.5 million remained available for share repurchases under the existing authorization from our board of directors.
During December 2025, we repurchased 256,511 shares of our common stock under the share repurchase program for an aggregate purchase price of $9.9 million.
During fiscal years 2025 and 2024, we paid the following dividends per share approved by our board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
January 24, 2024	February 5, 2024	$0.3025	February 15, 2024
March 26, 2024	April 26, 2024	$0.3025	May 7, 2024
June 26, 2024	July 26, 2024	$0.3025	August 6, 2024
September 25, 2024	October 25, 2024	$0.33275	November 5, 2024
January 15, 2025	January 31, 2025	$0.33275	February 11, 2025
March 26, 2025	April 25, 2025	$0.33275	May 6, 2025
June 26, 2025	July 25, 2025	$0.33275	August 5, 2025
September 25, 2025	October 24, 2025	$0.36	November 4, 2025
On January 13, 2026, we announced a cash dividend of $0.36 per share to stockholders of record as of the close of business on January 30, 2026, payable on February 10, 2026.
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
The principal amount outstanding on the 2026 Notes as of November 30, 2025 was classified as long-term debt within the consolidated balance sheet based on the Company’s ability and intent to refinance on a long-term basis.

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
The Restated Credit Agreement provides for (i) an unsecured three-year term loan facility in an aggregate principal amount not to exceed $750 million (the “New Term Loan Facility”), (ii) an unsecured three-year delayed draw term loan facility in an aggregate principal amount not to exceed $250 million (the “3-Year DD Term Loan Facility”), which was drawn in full in September 2025, (iii) an unsecured five-year delayed draw term loan facility in an aggregate principal amount not to exceed $500 million (the “5-Year DD Term Loan Facility”, and together with the 3-Year DD Term Loan Facility, the “Delayed Draw Term Loans”), which was drawn in full in September 2025, and (iv) a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $1.1 billion (the “Revolving Credit Facility”). The Restated Credit Agreement also provided for the conversion and continuation of loans in an aggregate principal amount of $750 million under our prior unsecured term loan facility into loans under an unsecured term loan facility with the same maturity as such converted and continued loans (the “Continued Term Loan Facility”). Aggregate borrowing capacity under the Restated Credit Agreement may be increased by up to an additional $500 million by increasing the amount of the revolving credit facility commitments or by incurring additional term loans, in each case subject to the satisfaction of certain conditions set forth in the Restated Credit Agreement, including the receipt of additional commitments for such increase(s).
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

The outstanding principal amount of each of the New Term Loan Facility and the Delayed Draw Term Loans is payable in quarterly installments in an amount equal to 1.25% of the existing principal balance of the applicable term loan, commencing on September 30, 2025, in the case of the New Term Loan Facility, and on March 31, 2026, in the case of the Delayed Draw Term Loans, with the outstanding principal amount of the New Term Loan Facility, the Delayed Draw Term Loans, and the Continued Term Loan Facility due in full on the applicable maturity date.
In September 2025, in connection with the issuance of the Delayed Draw Term Loans of $750 million, we entered into an interest rate swap to fix the interest component associated with the debt, creating synthetic fixed-rate debt. Concurrent with entering the interest rate swaps, we entered into cross-currency swap arrangements with certain financial institutions for a total notional amount equivalent to $750 million. In addition to aligning the currency of our interest payments to the Company’s euro-denominated cash flows, the arrangements, together with intercompany loans and additional intercompany cross-currency interest rate swap arrangements, effectively converted the Delayed Draw Term Loans into synthetic fixed euro-based debt at weighted average interest rates of 3.43% for the three-year term and 3.69% for the five-year term.
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
The Restated Credit Agreement contains certain loan covenants that are customary for credit facilities of this type and that restrict the ability of Concentrix and its subsidiaries to take certain actions, including the creation of liens, mergers, consolidations, or other fundamental changes to the nature of their business, and, solely with respect to subsidiaries of Concentrix, incurrence of indebtedness. In addition, the Restated Credit Agreement contains financial covenants that require Concentrix to maintain at the end of each fiscal quarter, (i) a consolidated leverage ratio (as defined in the Restated Credit Agreement) not to exceed 3.75 to 1.00 (or for certain periods following certain qualified acquisitions, 4.25 to 1.00) and (ii) a consolidated interest coverage ratio (as defined in the Restated Credit Agreement) no less than 3.00 to 1.00. The Restated Credit Agreement also contains various customary events of default, including payment defaults, defaults under certain other indebtedness, and a change of control of Concentrix.
As of November 30, 2025 and 2024, the outstanding principal balance on our term loans was $1,966 million and $1,500 million, respectively. During the fiscal year November 30, 2025, we voluntarily prepaid $275 million of the principal balance on our term loans, without penalty. We also made a required quarterly payment of $9.4 million during the fiscal year ended November 30, 2025.
None of our subsidiaries guarantee the obligations under the Restated Credit Agreement.
At November 30, 2025 and 2024, no amounts were outstanding under our revolving credit facility.
Securitization Facility
Under our Securitization Facility, Concentrix Corporation and certain of its U.S. based subsidiaries sell or otherwise transfer all of their accounts receivable to a special purpose bankruptcy-remote subsidiary of Concentrix Corporation that grants a security interest in the receivables to the lenders in exchange for available borrowings. On January 14, 2025, we entered into an amendment to the Securitization Facility to (i) increase the commitment of the lenders to provide available borrowings from up to $600 million to up to $700 million and (ii) extend the termination date of the Securitization Facility from April 24, 2026 to January 14, 2027. For borrowings that are funded by certain lenders through the issuance of commercial paper, the amendment also reduced the spread to the applicable commercial paper rate from 0.80% to 0.75%. Other borrowings bear interest at a per annum rate equal to the applicable SOFR rate (subject to a SOFR related adjustment of 0.10%), plus a spread of 0.90%. Borrowing availability under the Securitization Facility may be limited by our accounts receivable balances, changes in the credit ratings of our clients comprising the receivables, client concentration levels in the receivables, and certain characteristics of the accounts receivable being transferred (including factors tracking performance of the accounts receivable over time).

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
Sellers’ Note
On September 25, 2023, as part of the consideration for the Webhelp Combination, we issued the Sellers’ Note in the aggregate principal amount of €700 million to certain Sellers. Pursuant to the Sellers’ Note, the unpaid principal amount outstanding accrued interest at a rate of two percent (2%) per annum, and all principal and accrued interest was due and payable on September 25, 2025. The stated rate of interest was below our expected borrowing rate. As a result, we discounted the Sellers’ Note by €31,500. The discounted value was amortized into interest expense over the two-year term.
On September 25, 2025, we used the proceeds of the Delayed Draw Term Loans and cash on hand to repay the principal balance and accrued interest on the Sellers’ Note. The principal amount outstanding on the Sellers’ Note as of November 30, 2024 was classified as long-term debt within the consolidated balance sheet based on our ability and intent to refinance on a long-term basis.

As of November 30, 2025 and 2024, we were in compliance with the debt covenants related to our debt arrangements.
Cash Flows – Fiscal Years Ended November 30, 2025 and 2024
The following summarizes our cash flows for the fiscal years ended November 30, 2025 and 2024, as reported in our consolidated statement of cash flows in the accompanying consolidated financial statements.

	Fiscal Years Ended November 30,
	2025	2024

	($ in thousands)
Net cash provided by operating activities	$806,967	$667,492
Net cash used in investing activities	(250,383)	(244,266)
Net cash used in financing activities	(491,443)	(492,532)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	26,382	(17,577)
Net increase (decrease) in cash, cash equivalents and restricted cash	$91,523	$(86,883)
Cash, cash equivalents and restricted cash at beginning of year	429,604	516,487
Cash, cash equivalents and restricted cash at end of year	$521,127	$429,604
Operating Activities
Net cash provided by operating activities was $807.0 million for fiscal year 2025, compared to $667.5 million for fiscal year 2024. The increase in net cash provided by operating activities over the prior year was primarily related to an increase in net income prior to non-cash goodwill impairment charges and a decrease in acquisition-related and integration costs.

Investing Activities
Net cash used in investing activities for fiscal year 2025 was $250.4 million. The net cash used in investing activities consisted primarily of purchases of property and equipment of $234.5 million and acquisitions, net of cash acquired of $15.9 million.
Net cash used in investing activities in fiscal year 2024 was $244.3 million. The net cash used in investing activities consisted primarily of purchases of property and equipment of $238.8 million and payment of deferred cash consideration of $4.5 million related to the Webhelp Combination.
Financing Activities
Net cash used in financing activities in fiscal year 2025 was $491.4 million, consisting primarily of $828.3 million for payments on other debt, primarily related to the repayment of the Sellers’ Note, $168.7 million for share repurchases under our share repurchase program, $20.0 million for shares withheld upon vesting of share-based awards to satisfy tax withholding obligations, $89.6 million for dividends paid, and $9.2 million related to a change in funds held for clients. These payments were partially offset by net borrowings of $465.6 million made on term loan borrowings under our senior credit facility and net borrowings of $166.0 million under our Securitization Facility.
Net cash used in financing activities in fiscal year 2024 was $492.5 million, consisting primarily of principal payments of $450.0 million made on term loan borrowings under our senior credit facility, share repurchases of $149.5 million, including repurchases under our share repurchase program and shares withheld upon vesting of share-based awards to satisfy tax withholding obligations, dividends paid of $83.8 million, a change in funds held for clients of $32.2 million, and cash paid related to acquired earnout liabilities of $22.7 million. These payments were partially offset by net borrowings of $242.5 million under our Securitization Facility.
Free Cash Flow and Adjusted Free Cash Flow (non-GAAP measures)

	Fiscal Years Ended November 30,
	2025	2024

	($ in thousands)
Net cash provided by operating activities	$806,967	$667,492
Purchases of property and equipment	(234,496)	(238,762)
Free cash flow (a non-GAAP measure)	$572,471	$428,730
Change in outstanding factoring balances	53,933	45,788
Adjusted free cash flow (a non-GAAP measure)	$626,404	$474,518
Our free cash flow was $572.5 million in fiscal year 2025, compared to $428.7 million in fiscal year 2024. The increase in free cash flow in fiscal year 2025 over the prior year primarily reflects an increase in net cash provided by operating activities and a decrease in capital expenditures.
Our adjusted free cash flow was $626.4 million in fiscal year 2025, compared to $474.5 million in fiscal year 2024. The increase in adjusted free cash flow in fiscal year 2025 over the prior year primarily reflects an increase in free cash flow combined with an increase in the change in outstanding factoring balances.
Capital Resources
As of November 30, 2025, we had total liquidity of $1,592.4 million, which includes undrawn capacity on our revolving credit facility of $1,100.0 million, undrawn capacity of $163.0 million under our Securitization Facility, and cash and cash equivalents.
Our cash and cash equivalents, including cash held for sale, totaled $329.4 million and $240.6 million as of November 30, 2025 and 2024, respectively. Of our total cash and cash equivalents, 98% were held by our non-U.S. legal entities as of each of November 30, 2025 and 2024. The cash and cash equivalents held by our non-U.S. legal entities are no longer subject to U.S. federal tax on repatriation into the United States; repatriation of some non-U.S. balances is restricted by local laws. Historically, we have fully utilized and reinvested all non-U.S. cash to fund our international operations and expansions; however, we have recorded deferred tax liabilities related to non-U.S.

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
Material Cash Requirements, including Contractual Obligations to Third Parties
The following table summarizes our material cash requirements from known contractual or other obligations as of November 30, 2025 that are not disclosed elsewhere in this Annual Report on Form 10-K:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	>5 Years

	(in thousands)
Certain Contractual Obligations:
Interest on financing agreements (a)	$777,061	$259,531	$308,948	$108,115	$100,467
Defined benefit plan funding (b)	68,832	—	3,769	5,972	59,091
(a) Cash obligations for required interest payments on our variable-rate debt obligations are based on the interest rates as of November 30, 2025.
(b) Includes projected contributions to achieve minimum funding objectives for our cash balance pension plan.
As of November 30, 2025, we have established a reserve of $95.0 million for unrecognized tax benefits. As we are unable to reasonably predict the timing of settlement related to these unrecognized tax benefits, the table above excludes such liabilities.
We currently expect our fiscal year 2026 capital expenditures to be approximately $240 million to $250 million, which includes investments to support our growth and maintenance capital expenditures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
We are and will be exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from changes in market rates and prices. Our risk management strategy includes managing these risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. We utilize derivative financial instruments to hedge economic exposures, as well as reduce earnings and cash flow volatility resulting from shifts in market rates. In using derivative financial instruments to hedge our exposures to changes in exchange rates, we expose ourselves to counterparty credit risk. We manage our exposure to counterparty credit risk by entering into derivative financial instruments with investment grade-rated institutions that can be expected to perform fully under the terms of the agreements and by diversifying the financial institutions with which we enter into such agreements. There can be no guarantee that the risk management activities that we have entered into will be sufficient to fully offset market risk or reduce earnings and cash flow volatility resulting from shifts in market rates. See Note 6 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional discussion of our financial risk management.
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
We serve many of our U.S.-based, European and British clients from our delivery centers located around the world. As a result, a substantial portion of the costs to deliver these services are denominated in the local currency of the country where the services are performed. This creates foreign exchange exposure for us. As of November 30, 2025, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in certain foreign currencies by entering into hedging contracts with institutions to acquire a total of PHP 43,480.0 million at a fixed price of $750.4 million at various dates through November 2027; and INR 28,430.0 million at a fixed price of $320.1 million at various dates through November 2027. The fair value of these derivative instruments as of November 30, 2025 is presented in Note 7 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The potential loss in fair value at November 30, 2025 for such contracts resulting from a hypothetical 10% adverse change in the underlying foreign currency exchange rates is approximately $105.0 million. This loss would be substantially mitigated by corresponding gains on the underlying foreign currency exposures.
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
Interest Rate Risk
At November 30, 2025, our outstanding debt under our Restated Credit Agreement and our Securitization Facility is variable rate debt, which exposes the Company to changes in interest rates. Holding other variables constant, including the total amount of outstanding indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated increase in interest expense of approximately $24.4 million per year.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that, as of November 30, 2025, our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.
The effectiveness of our internal control over financial reporting as of November 30, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears beginning on the following page of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Concentrix Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Concentrix Corporation’s internal control over financial reporting as of November 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Concentrix Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 30, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of November 30, 2025, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year ended November 30, 2025, and the related notes and our report dated January 28, 2026, expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ Ernst & Young LLP

Cincinnati, Ohio
January 28, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Concentrix Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Concentrix Corporation (the Company) as of November 30, 2025, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended November 30, 2025, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 30, 2025, and the results of its operations and its cash flows for the year ended November 30, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of November 30, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 28, 2026 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Evaluation of goodwill for impairment
Description of the Matter
At November 30, 2025, the Company’s goodwill was $3.7 billion for its single reporting unit. As discussed in Note 2 to the consolidated financial statements, goodwill is tested annually for impairment at the reporting unit level on the first day of the fiscal fourth quarter or more frequently if events or changes in circumstances indicate that it may be impaired. The goodwill impairment test involves estimating the fair value of the reporting unit using a discounted cash flow model and the guideline public company approach. As discussed in Note 5 to the consolidated financial statements, subsequent to the annual goodwill impairment assessment, the Company experienced a sustained decrease in the market price of its common stock which necessitated an interim goodwill impairment test as of November 1, 2025. As a result of the interim quantitative goodwill impairment assessment, the fair value of the Company’s reporting unit was less than its carrying value and the Company recorded a goodwill impairment charge of $1.5 billion.
Auditing the Company’s interim goodwill impairment charge was complex and required significant auditor judgment due to the high degree of estimation uncertainty involved in forecasting future revenue growth rates, adjusted earnings before income taxes, depreciation and amortization (EBITDA) margin projections, and calculating the weighted average cost of capital. These significant assumptions are forward looking and could be affected by future economic and market conditions and the performance of the Company’s reporting unit.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s interim goodwill impairment charge. Our procedures included, among others, testing controls over management’s review of the valuation models and significant assumptions described above.
To test the estimated fair value of the Company’s reporting unit used in the interim goodwill impairment charge, we performed audit procedures that included, among others, assessing the methodologies used to determine the fair value of the Company’s reporting unit, testing the significant assumptions discussed above and testing the underlying data used by the Company in its analysis. We evaluated the Company’s assumptions around future revenue growth rates and adjusted EBITDA margin projections by comparing those assumptions to recent historical performance, financial forecasts, and current and forecasted economic and industry trends. We evaluated management’s historical accuracy of forecasting revenue and adjusted EBITDA margins by comparing past forecasts to subsequent actual activity. We also performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the Company’s reporting unit that would result from changes in the assumptions. In addition, we involved our valuation specialists to assist in our evaluation of the methodologies and certain significant assumptions used by the Company, specifically the weighted average cost of capital.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2025.

Cincinnati, Ohio
January 28, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Concentrix Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Concentrix Corporation and subsidiaries (the Company) as of November 30, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended November 30, 2024, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2024, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We served as the Company’s auditor from 2019 to 2025.

Cincinnati, Ohio
January 28, 2025 except for Note 16, as to which the date is January 28, 2026

CONCENTRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)

	November 30, 2025	November 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$327,347	$240,571
Accounts receivable, net	1,999,021	1,926,737
Other current assets	758,135	675,116
Total current assets	3,084,503	2,842,424
Property and equipment, net	735,550	714,517
Goodwill	3,671,746	4,986,967
Intangible assets, net	1,960,338	2,286,940
Deferred tax assets	317,453	218,396
Other assets	991,496	942,194
Total assets	$10,761,086	$11,991,438

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$244,771	$209,812
Current portion of long-term debt	65,625	2,522
Accrued compensation and benefits	764,962	706,619
Other accrued liabilities	997,198	977,314
Income taxes payable	123,794	99,546
Total current liabilities	2,196,350	1,995,813
Long-term debt, net	4,572,889	4,733,056
Other long-term liabilities	950,983	910,271
Deferred tax liabilities	296,519	312,574
Total liabilities	8,016,741	7,951,714
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized and no shares issued and outstanding as of November 30, 2025 and 2024, respectively	—	—
Common stock, $0.0001 par value, 250,000 shares authorized; 70,316 and 68,849 shares issued as of November 30, 2025 and 2024, respectively, and 61,739 and 64,238 shares outstanding as of November 30, 2025 and 2024, respectively	7	7
Additional paid-in capital	3,783,972	3,683,608
Treasury stock, 8,577 and 4,611 shares as of November 30, 2025 and 2024, respectively	(610,162)	(421,449)
Retained earnings (deficit)	(177,010)	1,191,871
Accumulated other comprehensive loss	(252,462)	(414,313)
Total stockholders’ equity	2,744,345	4,039,724
Total liabilities and stockholders’ equity	$10,761,086	$11,991,438

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)

	Fiscal Years Ended November 30,
	2025	2024	2023
Revenue	$9,825,771	$9,618,900	$7,114,706
Cost of revenue	6,390,760	6,170,013	4,536,771
Gross profit	3,435,011	3,448,887	2,577,935
Selling, general and administrative expenses	2,825,468	2,852,500	1,916,608
Impairment charges	1,527,726	—	—
Operating income (loss)	(918,183)	596,387	661,327
Interest expense and finance charges, net	290,349	321,828	201,004
Other expense (income), net	(26,310)	(24,715)	52,095
Income (loss) before income taxes	(1,182,222)	299,274	408,228
Provision for income taxes	96,702	48,057	94,386
Net income (loss)	$(1,278,924)	$251,217	$313,842

Earnings (loss) per common share:
Basic	$(20.36)	$3.72	$5.72
Diluted	$(20.36)	$3.71	$5.70
Weighted-average common shares outstanding:
Basic	63,012	64,977	53,801
Diluted	63,012	65,074	54,010

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(currency in thousands)

	Fiscal Years Ended November 30,
	2025	2024	2023
Net income (loss)	$(1,278,924)	$251,217	$313,842
Other comprehensive income (loss):
Unrealized gains (losses) of defined benefit plans, net of taxes of $(1,003), $(2,078), and $(894) for fiscal years ended November 30, 2025, 2024 and 2023, respectively	3,702	5,988	(2,800)
Unrealized gains (losses) on hedges during the period, net of taxes of $2,051, $9,514, and $(4,938) for fiscal years ended November 30, 2025, 2024 and 2023, respectively	(3,578)	(34,029)	10,610
Reclassification of net losses on hedges to net income (loss), net of taxes of $(2,322), $(1,230), and $(4,594) for fiscal years ended November 30, 2025, 2024 and 2023, respectively	6,818	3,659	13,793
Total change in unrealized gains (losses) on hedges, net of taxes	3,240	(30,370)	24,403
Foreign currency translation adjustments for fiscal years ended November 30, 2025, 2024 and 2023	154,909	(198,204)	102,419
Other comprehensive income (loss)	161,851	(222,586)	124,022
Comprehensive income (loss)	$(1,117,073)	$28,631	$437,864

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency and share amounts in thousands)

	Concentrix Corporation Stockholders’ Equity
	Common Stock			Treasury stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balances, November 30, 2022	52,367	$5	$2,428,313	1,271	$(190,779)	$774,114	$(315,749)	$2,695,904
Other comprehensive income	—	—	—	—	—	—	124,022	124,022
Common stock issued as acquisition purchase consideration	14,862	2	1,084,894	—	—	—	—	1,084,896
Share-based compensation activity	654	—	69,314	—	—	—	—	69,314
Repurchase of common stock for tax withholdings on equity awards	—	—	—	169	(17,231)	—	—	(17,231)
Repurchase of common stock	—	—	—	709	(63,958)	—	—	(63,958)
Dividends	—	—	—	—	—	(63,495)	—	(63,495)
Net income	—	—	—	—	—	313,842	—	313,842
Balances, November 30, 2023	67,883	7	3,582,521	2,149	(271,968)	1,024,461	(191,727)	4,143,294
Other comprehensive loss	—	—	—	—	—	—	(222,586)	(222,586)
Share-based compensation activity	966	—	101,087	—	—	—	—	101,087
Repurchase of common stock for tax withholdings on equity awards	—	—	—	261	(13,385)	—	—	(13,385)
Repurchase of common stock	—	—	—	2,201	(136,096)	—	—	(136,096)
Dividends	—	—	—	—	—	(83,807)	—	(83,807)
Net income	—	—	—	—	—	251,217	—	251,217
Balances, November 30, 2024	68,849	7	3,683,608	4,611	(421,449)	1,191,871	(414,313)	4,039,724
Other comprehensive income	—	—	—	—	—	—	161,851	161,851
Share-based compensation activity	1,467	—	100,364	—	—	—	—	100,364
Repurchase of common stock for tax withholdings on equity awards	—	—	—	409	(20,005)	—	—	(20,005)
Repurchase of common stock	—	—	—	3,557	(168,708)	—	—	(168,708)
Dividends	—	—	—	—	—	(89,957)	—	(89,957)
Net loss	—	—	—	—	—	(1,278,924)	—	(1,278,924)
Balances, November 30, 2025	70,316	$7	$3,783,972	8,577	$(610,162)	$(177,010)	$(252,462)	$2,744,345

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)

	Fiscal Years Ended November 30,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(1,278,924)	$251,217	$313,842
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment charges	1,527,726	—	—
Depreciation	226,101	246,920	173,463
Amortization	434,332	458,925	214,832
Non-cash share-based compensation	96,386	96,057	62,113
Provision for credit losses	5,738	7,057	10,236
Deferred income taxes	(154,877)	(235,248)	(121,711)
Loss on call options	—	—	14,629
Amortization of debt discount and issuance costs	23,548	25,276	6,089
Pension and other post-retirement benefit costs	16,565	16,097	11,328
Pension and other post-retirement plan contributions	(4,058)	(4,442)	(12,143)
Change in acquisition contingent consideration	(1,958)	(29,268)	15,681
Other	2,152	1,791	306
Changes in operating assets and liabilities:
Accounts receivable, net	(23,078)	(63,851)	(45,895)
Accounts payable	28,474	(25,819)	9,341
Other operating assets and liabilities	(91,160)	(77,220)	25,897
Net cash provided by operating activities	806,967	667,492	678,008
Cash flows from investing activities:
Purchases of property and equipment	(234,496)	(238,762)	(180,532)
Premiums paid for call options	—	—	(14,629)
Acquisitions of business, net of cash and restricted cash acquired	(15,887)	(5,504)	(1,914,079)
Net cash used in investing activities	(250,383)	(244,266)	(2,109,240)
Cash flows from financing activities:
Proceeds from the Restated Credit Facility - Term Loan	1,500,000	—	294,702
Repayments of the Restated Credit Facility - Term Loan	(1,034,375)	(450,000)	(194,702)
Repayments of the Prior Credit Facility - Term Loan	—	—	(25,000)
Proceeds from the Credit Facility - Revolver	238,500	—	—
Repayments of the Credit Facility - Revolver	(238,500)	—	—
Proceeds from the Securitization Facility	2,347,700	2,191,000	1,964,000
Repayments of the Securitization Facility	(2,181,700)	(1,948,500)	(2,192,000)
Proceeds from the issuance of Senior Notes	—	—	2,136,987
Other debt proceeds	—	6,369	—
Other debt repayments	(828,315)	(7,558)	—
Cash paid for debt issuance costs	(4,755)	(600)	(30,519)
Acquisition deferred consideration payment	(6,454)	—	—
Cash paid for acquired earnout liabilities	—	(22,737)	(13,309)
Proceeds from exercise of stock options	3,978	5,030	7,201
Repurchase of common stock for tax withholdings on equity awards	(20,005)	(13,385)	(17,231)
Repurchase of common stock	(168,708)	(136,096)	(63,958)
Dividends paid	(89,618)	(83,807)	(63,495)
Change in funds held for clients	(9,191)	(32,248)	—
Net cash provided by (used in) financing activities	(491,443)	(492,532)	1,802,676
Effect of exchange rate changes on cash, cash equivalents, cash held for sale and restricted cash	26,382	(17,577)	(12,420)
Net increase (decrease) in cash, cash equivalents, cash held for sale and restricted cash	91,523	(86,883)	359,024
Cash, cash equivalents, cash held for sale and restricted cash at beginning of year	429,604	516,487	157,463
Cash, cash equivalents, cash held for sale and restricted cash at end of year	$521,127	$429,604	$516,487

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)

	Fiscal Years Ended November 30,
	2025	2024	2023
Supplemental disclosures of cash flow information:
Interest paid on borrowings	$299,615	$282,270	$142,598
Income taxes paid	$270,328	$298,445	$217,252
Supplemental disclosure of non-cash investing activities:
Accrued costs for property and equipment purchases	$28,781	$24,856	$26,374

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(currency and share amounts in thousands, except per share amounts)

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION:
Background
Concentrix Corporation (“Concentrix” or the “Company”), is a global technology and services leader that powers exceptional brand experiences and digital operations for more than 2,000 clients across the globe. The Company designs, builds, and runs fully integrated, end-to-end solutions, including customer experience (“CX”) process optimization, technology innovation and design engineering, front- and back-office automation, analytics and business transformation services to clients in five primary industry verticals: technology and consumer electronics; retail, travel and e-commerce; communications and media; banking, financial services and insurance; and healthcare.
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
On September 25, 2023, the Company completed its acquisition (the “Webhelp Combination”) of all of the issued and outstanding capital stock of Marnix Lux SA (“Webhelp”), from the holders thereof (the “Sellers”). The total purchase price consideration, net of cash and restricted cash acquired, for the acquisition of Webhelp was $3.8 billion, which was funded by proceeds from the Company’s August 2023 offering and sale of senior notes, term loan borrowings under the Company’s senior credit facility, the issuance of a promissory note by Concentrix Corporation to certain Sellers (the “Sellers’ Note”), the issuance of shares of common stock, par value $0.0001 per share, of Concentrix Corporation, and cash on hand. The total cash consideration paid for Webhelp was $2.4 billion, less cash and restricted cash acquired of $0.5 billion. Subsequent to September 25, 2023, the results of Webhelp have been included in the consolidated results of the Company for all periods presented.

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

Segment reporting
Concentrix’ operations are based on an integrated global delivery model whereby services under a client contract in one location may be provided from delivery centers located in one or more different countries, with a significant portion of the Company’s workforce located in the Philippines and India. Given the homogeneity of end-to-end solutions and technology and the integrated delivery model, the Company operates in a single operating segment, based on how the chief operating decision maker (“CODM”) views and evaluates the Company’s operations in making operational and strategic decisions and assessments of financial performance (including for purposes of allocating resources and assessing performance). The Company’s President and Chief Executive Officer has been identified as the CODM.
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
Accounts receivable and allowance for credit losses
Accounts receivable are comprised primarily of amounts owed to the Company by clients and are presented net of an allowance for credit losses. The allowance for credit losses is an estimate to cover the losses resulting from uncertainty regarding collections from customers to make payments for outstanding balances. In estimating the required allowance, the Company considers the overall quality and aging of the accounts receivable and credit evaluations of its clients’ financial condition. The Company also evaluates the collectability of accounts receivable based on specific client circumstances, current economic trends, historical experience with collections and the value and adequacy of any collateral received from clients.
Unbilled receivables
For the majority of service contracts, the Company performs the services prior to billing the client, and this amount is captured as an unbilled receivable included in accounts receivable, net on the consolidated balance sheet. Billing usually occurs in the month after the Company performs the services or in accordance with the specific contractual provisions.
Accounts receivable factoring
The Company has factoring programs with certain clients to sell accounts receivable to financial institutions under non-recourse agreements in exchange for cash proceeds. These trade receivable financing agreements are accounted for as a true sale of assets under the provisions of Accounting Standards Codification 860, Transfer and Servicing (“ASC 860”). In accordance with ASC 860, the trade receivable financing arrangements are deemed a true sale as the Company retains no rights or interest and has no obligations with respect to the trade receivables. In some instances, the Company may continue to service the transferred receivables after factoring has occurred. However, any servicing of the trade receivable does not constitute significant continuing involvement. As defined in the trade receivable financing arrangements, the financial institution is responsible for any credit risk associated with the sold trade receivables.

Sales of trade receivables under the various factoring programs were $1.3 billion, $1.4 billion, and $0.3 billion during the years ended November 30, 2025, 2024 and 2023, respectively, which also approximates cash collections on trade receivables during each fiscal year. As noted above, the Company acts as a servicer (collects customer cash on behalf of the financial institution) for certain of its trade receivables factoring arrangements. The servicing fees associated with these trade receivables factoring arrangements were not material to the Company for the years ended November 30, 2025, 2024, and 2023. The loss on the sale of trade receivables under the various trade receivables factoring arrangements was not material to the Company for the years ended November 30, 2025, 2024, and 2023. As of November 30, 2025 and 2024, trade receivables in the amount of $119,000 and $162,000, respectively, were sold to the financial institutions and not included in trade receivables in the consolidated balance sheets.

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
Software costs
The Company develops software platforms for internal use. The Company capitalizes costs incurred to develop software subsequent to the software product reaching the application development stage. The Company also capitalizes the costs incurred to extend the life of existing software, or the cost of significant enhancements that are added to the features of existing software. The capitalized development costs primarily comprise payroll costs and related software costs. Capitalized costs are amortized over the economic life of the software using the straight-line method.
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
Operating leases are included in other assets, net, other accrued liabilities and other long-term liabilities in the consolidated balance sheet. Substantially all of the Company’s leases are classified as operating leases, and lease expense is recorded on a straight-line basis over the lease term. The Company recognizes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company made a policy election to not recognize leases with a lease term of 12 months or less in the consolidated balance sheet. Lease expenses are recorded within selling, general, and administrative expenses in the consolidated statements of operations. Operating lease payments are presented within “Cash flows from operating activities” in the consolidated statements of cash flows.
For all asset classes, the Company has elected the lessee practical expedient to combine lease and non-lease components (e.g., maintenance services) and account for the consolidated unit as a single lease component. Variable lease payments are recognized in the periods in which the obligations for those payments are incurred. The Company’s lease agreements do not contain any material residual guarantees or material restrictive covenants.
Goodwill and intangible assets
The Company tests goodwill for impairment annually at the reporting unit level on the first day of the fiscal fourth quarter or more frequently if events or changes in circumstances indicate that it may be impaired. For purposes of the goodwill impairment test, the Company can elect to perform a quantitative or qualitative analysis. If the qualitative analysis is elected, goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The factors that are considered in the qualitative analysis include: macroeconomic conditions; industry and market considerations; cost factors such as increases in labor, or other costs that would have a negative effect on earnings and cash flows; and other relevant entity-specific events and information.
If the Company elects to perform or is required to perform a quantitative analysis, then the reporting unit’s carrying value is compared to its fair value. As part of this analysis, the Company reconciles the fair value of its reporting unit to its market capitalization. Additionally, under a quantitative assessment, the fair value of the Company’s single reporting unit is estimated using an income approach and a market approach with equal weighting. The income approach applies a fair value methodology to the Company’s reporting unit based on a discounted cash flow analysis. A number of significant judgments are involved in the application of the discounted cash flow analysis, including estimation of future cash flows, which is dependent on internally developed forecasts, including future levels of revenue and earnings growth, estimation of the long-term rate of growth for the Company’s business, and determination of a discount rate. The market approach is performed using the guideline public company method which involves calculating valuation multiples based on financial data from comparable publicly traded companies and considerations of recent transactions in the market and industry. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value and the excess is recognized as an impairment loss. See Note 5—Goodwill and Intangible Assets for more information.
Intangible assets consist of customer relationships, technology, trade names and non-compete agreements. Amortization is based on the pattern over which the economic benefits of the intangible assets will be consumed or, when the consumption pattern is not apparent, by using the straight-line method over the following useful lives:

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
Held for sale
In November 2025, the Company entered into a definitive agreement to sell one of its subsidiaries. The Company completed the sale in December 2025. The Company appropriately classified assets and liabilities related to the subsidiary as current assets and liabilities held for sale on its consolidated balance sheet as of November 30, 2025. The assets and liabilities and related transaction were not material. The loss on the sale was not material.
Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, accounts receivable and derivative instruments.
The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through November 30, 2025, the Company has not experienced any credit losses on such deposits and derivative instruments.
Accounts receivable comprise amounts due from clients. The Company performs ongoing credit evaluations of its clients’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of its receivable portfolio and specifically identified client risks.
In fiscal years 2025, 2024, and 2023, no client accounted for more than 10% of the Company’s consolidated revenue.
As of November 30, 2025 and 2024, no client comprised more than 10% of the Company’s total accounts receivable balance.
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
Foreign currency translations
The functional currencies of the legal entities’ financial statements included in these consolidated financial statements are the local currencies of the legal entities and are translated into United States (“U.S.”) dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the month. Translation adjustments resulting from the translation of the legal entities’ accounts are included in “Accumulated other comprehensive income (loss).” Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other expense (income), net.”
Other comprehensive income (loss)
The primary components of other comprehensive income (loss) for the Company include foreign currency translation adjustments arising from the Company’s foreign legal entities, unrealized gains and losses on qualifying hedges, and changes in unrecognized pension and post-retirement benefits.
Share-based compensation
Share-based compensation cost for stock options, restricted stock awards and restricted stock units is determined based on the fair value at the measurement date. The Company recognizes share-based compensation cost as expense for these awards ratably on a straight-line basis over the requisite service period. Share-based compensation for performance-based restricted stock units is measured based on fair value at the initial measurement date and is adjusted each reporting period, as necessary, to reflect changes in management’s assessment of the probability that performance conditions will be satisfied. The Company recognizes share-based compensation cost associated with its performance-based restricted stock units over the requisite service period if it is probable that the performance conditions will be satisfied. Share-based compensation cost for equity awards that include a market performance condition are determined using a Monte Carlo simulation valuation model and expense is recognized for these awards ratably on a straight-line basis over the requisite service period. The Company accounts for expense reductions that result from the forfeiture of unvested awards in the period that the forfeitures occur.
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
Earnings (loss) per common share
Basic and diluted earnings (loss) per common share are calculated using the two-class method. The two-class method is an earnings allocation proportional to the respective ownership among holders of common stock and participating securities. The Company’s restricted stock awards and, effective in the fourth quarter of fiscal year 2023, restricted stock units are considered participating securities because holders have a non-forfeitable right to receive dividends. Basic earnings per common share is computed by dividing net income attributable to the Company’s common stockholders by the weighted-average common shares outstanding during the period. Diluted earnings per common share also considers the dilutive effect of in-the-money stock options and non-participating securities, calculated using the treasury stock method.
Treasury stock
Repurchases of shares of common stock are accounted for at cost and are included as a component of stockholders’ equity in the consolidated balance sheets.
Accounting pronouncements recently issued
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued accounting standards update (“ASU”) 2023-07, which enhances the disclosures required for reportable segments in annual and interim consolidated financial statements. The Company adopted this ASU during the fiscal year ended November 30, 2025. See Note 16—Segment Reporting for more information.
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
On October 28, 2024, the stockholders of Concentrix approved an amendment and restatement of the Concentrix Stock Incentive Plan (the “2020 Plan”) at a Special Meeting of Stockholders that (i) increased the number of authorized shares thereunder by 3,000 shares and (ii) removed the Evergreen Provision, among other amendments. The amendment and restatement of the Concentrix Stock Incentive Plan was previously approved by the Company’s board of directors.
The Company recorded share-based compensation expense of $97,875, $95,922, and $62,493 for the fiscal years ended November 30, 2025, 2024 and 2023, respectively. Share-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.
Employee Stock Options
The Company uses the Black-Scholes valuation model to estimate the fair value of stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The stock options have ten-year terms and vesting terms of five years. The Company did not grant any stock options during the fiscal years 2025, 2024 and 2023.
A summary of the changes in the employee stock options during fiscal years 2023, 2024, and 2025 is presented below.

	Options Outstanding
	Number of shares (in thousands)	Weighted- average exercise price per share
Balance as of November 30, 2022	395	$52.60
Options granted	—	—
Options exercised	(100)	45.50
Options cancelled	(1)	30.70
Balance as of November 30, 2023	294	54.45
Options granted	—	—
Options exercised	(56)	42.60
Balance as of November 30, 2024	238	57.21
Options granted	—	—
Options exercised	(18)	44.58
Options cancelled	(2)	55.12
Balance as of November 30, 2025	218	$58.28

As of November 30, 2025, 218 options were outstanding with a weighted-average life of 3.02 years and an aggregate pre-tax intrinsic value of $0. As of November 30, 2025, all of the options were fully vested and exercisable.
Restricted Stock Awards, Restricted Stock Units and Performance-Based Restricted Stock Units
The fair value of restricted stock awards and restricted stock units granted under the Concentrix Stock Incentive Plan in fiscal years 2025, 2024 and 2023 were determined based on the trading price of Concentrix common stock on the date of grant. The awards are expensed on a straight-line basis over the vesting term, typically three or four years. The holders of restricted stock awards are entitled to the same voting, dividend and other rights as holders of Concentrix common stock.

In fiscal years 2025, 2024, and 2023, the Company granted performance-based restricted stock units to the Company’s senior executive team. The performance-based restricted stock units will vest, if at all, upon the achievement of certain annual financial targets during the three-year periods ending November 30, 2027, November 30, 2026 and November 30, 2025, respectively. For the awards with a final performance period ending on November 30, 2025, approximately 12% of the awards vested.
In April 2024, the Company granted performance-based restricted stock units under the Concentrix Stock Incentive Plan. The performance-based restricted stock units will vest, if at all, upon the achievement of certain financial targets during the three-year period ending November 30, 2026.
A summary of the changes in the non-vested restricted stock awards, restricted stock units, and performance-based stock units (exclusive of performance-based awards with market conditions as described further below) during fiscal years 2023, 2024 and 2025 is presented below.

	Number of shares (in thousands)	Weighted-average, grant-date fair value per share
Non-vested as of November 30, 2022	1,395	$124.69
Awards granted	60	135.01
Units granted (1)	1,828	74.64
Performance-based units vested in excess of target (2)	17	159.97
Awards and units vested	(513)	122.76
Awards and units cancelled/forfeited	(114)	138.88
Non-vested as of November 30, 2023	2,673	92.80
Units granted (1)	2,824	52.94
Awards and units vested	(849)	92.02
Awards and units cancelled/forfeited	(337)	84.94
Non-vested as of November 30, 2024	4,311	68.35
Units granted (1)	1,817	47.81
Awards and units vested	(1,374)	72.75
Awards and units cancelled/forfeited	(474)	68.82
Non-vested as of November 30, 2025	4,280	$58.18
(1)For performance-based restricted stock units, the target number of shares that can be awarded upon full vesting of the grants is included.
(2)Amounts represent performance-based awards that vested in excess of the target number of shares for the fiscal year 2021 performance-based grants.
In January 2025, the Company granted performance-based restricted stock units under the 2020 Plan that will vest, if at all, upon the achievement of certain total shareholder return goals during the three-year period ending January 25, 2028. These performance-based restricted stock units are market condition awards and had a grant date weighted-average fair value of $41.28 per share, valued using a Monte-Carlo simulation model. Below is a summary of the changes in these awards during fiscal year 2025.

	Number of shares (in thousands)	Weighted-average, grant-date fair value per share
Non-vested as of November 30, 2024	—	$—
Units granted	326	41.28
Units cancelled/forfeited	(21)	41.28
Non-vested as of November 30, 2025	305	$41.28
In October 2025, the Company granted cash-settled restricted stock units under the Concentrix Stock Incentive Plan. These units will be settled in cash and are accounted for as liability-type awards. The expense is recognized over the requisite service period with remeasurement at the end of each reporting period at fair value until settlement. The requisite service period is based on the vesting provisions of the awards which generally occur in three equal annual installments beginning one year after the grant date. Below is a summary of the changes in these units during fiscal year 2025.

	Number of shares (in thousands)	Weighted-average, grant-date fair value per share
Non-vested as of November 30, 2024	—	$—
Units granted	622	46.93
Units cancelled/forfeited	(2)	46.93
Non-vested as of November 30, 2025	620	$46.93
As of November 30, 2025, there was $191,887 of total unamortized share-based compensation expense related to non-vested restricted stock awards, restricted stock units and performance-based restricted stock units granted under the Concentrix Stock Incentive Plan. That cost is expected to be recognized over an estimated weighted-average amortization period of 2.14 years.
NOTE 4—BALANCE SHEET COMPONENTS:
Cash, cash equivalents, cash held for sale and restricted cash:
The following table provides a reconciliation of cash, cash equivalents, cash held for sale and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	As of November 30,
	2025	2024
Cash and cash equivalents	$327,347	$240,571
Cash held for sale	2,057	—
Restricted cash included in other current assets	191,723	189,033
Cash, cash equivalents, cash held for sale and restricted cash	$521,127	$429,604
Restricted cash balances relate primarily to funds held for clients, restrictions placed on cash deposits by banks as collateral for the issuance of bank guarantees and the terms of a government grant, and letters of credit for leases. Of the restricted cash balance, $187,139 and $179,949 related to funds held for clients as of November 30, 2025 and 2024, respectively. As of November 30, 2025 and 2024, the Company has a corresponding current liability recorded in other accrued liabilities on the consolidated balance sheet related to these funds.

Accounts receivable, net:
Accounts receivable, net is comprised of the following as of November 30, 2025 and 2024:

	As of November 30,
	2025	2024
Billed accounts receivable	$1,102,601	$1,080,778
Unbilled accounts receivable	913,863	860,266
Less: Allowance for credit losses	(17,443)	(14,307)
Accounts receivable, net	$1,999,021	$1,926,737
Allowance for credit losses:
Presented below is a progression of the allowance for credit losses:

	Fiscal Years Ended November 30,
	2025	2024	2023
Balance at beginning of period	$14,307	$12,533	$4,797
Net additions	5,738	7,057	10,236
Write-offs	(2,602)	(5,283)	(2,500)
Balance at end of period	$17,443	$14,307	$12,533
Property and equipment, net:
The following table summarizes the carrying amounts and related accumulated depreciation for property and equipment as of November 30, 2025 and 2024:

	As of November 30,
	2025	2024
Land	$28,391	$28,235
Equipment, computers, and software	969,841	853,558
Furniture and fixtures	172,154	151,477
Buildings, building improvements, and leasehold improvements	704,074	617,880
Construction-in-progress	39,098	44,566
Total property and equipment, gross	$1,913,558	$1,695,716
Less: Accumulated depreciation	(1,178,008)	(981,199)
Property and equipment, net	$735,550	$714,517
Shown below are the countries where 10% or more and other significant concentrations of the Company’s property and equipment, net are located as of November 30, 2025 and 2024:

	As of November 30,
	2025	2024
Property and equipment, net:
Philippines	$105,475	$82,864
United States	93,773	118,732
India	57,585	49,339
France	56,386	59,645
Others	422,331	403,937
Total	$735,550	$714,517

Accumulated other comprehensive loss:
The components of accumulated other comprehensive loss (“AOCL”), net of taxes, were as follows:

	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on hedges, net of taxes	Foreign currency translation adjustment and other, net of taxes	Total
Balances at November 30, 2023	$(11,271)	$4,489	$(184,945)	$(191,727)
Other comprehensive income (loss) before reclassification	5,988	(34,029)	(198,204)	(226,245)
Reclassification of losses from other comprehensive income (loss)	—	3,659	—	3,659
Balances at November 30, 2024	$(5,283)	$(25,881)	$(383,149)	$(414,313)
Other comprehensive income (loss) before reclassification	3,702	(3,578)	154,909	155,033
Reclassification of losses from other comprehensive income (loss)	—	6,818	—	6,818
Balances at November 30, 2025	$(1,581)	$(22,641)	$(228,240)	$(252,462)
Refer to Note 6—Derivative Instruments for the location of gains and losses on cash flow hedges reclassified from other comprehensive income (loss) to the consolidated statements of operations. Reclassifications of amortization of actuarial (gains) losses of defined benefit plans is recorded in “Other expense (income), net” in the consolidated statement of operations.
NOTE 5—GOODWILL AND INTANGIBLE ASSETS:
Goodwill
The Company tests goodwill for impairment annually on the first day of its fourth fiscal quarter and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Goodwill impairment testing is performed at the reporting unit level. Based on the current year assessment, the Company concluded that no impairment charges were necessary for the Company’s reporting unit as of its annual impairment testing date of September 1, 2025. Subsequent to September 1, 2025, the Company experienced a sustained decrease in the market price of its common stock resulting in the market capitalization being significantly less than the carrying value of the reporting unit. After considering all available evidence in the evaluation of goodwill impairment indicators, the Company determined it appropriate to perform an interim quantitative assessment as of November 1, 2025. The quantitative impairment testing performed consisted of the income and market approach and was reconciled to the Company’s market capitalization. The income approach applied a fair value methodology to our reporting unit based on discounted cash flows. This analysis requires significant judgments and assumptions, including estimation of our future cash flows, which is dependent on internally developed forecasts, including future levels of revenue growth, and adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margin, and determination of a weighted average cost of capital. We also applied a market approach. Under the market approach, we utilized a guideline public company method, which involves calculating valuation multiples based on financial data from comparable publicly traded companies and considerations of recent transactions in the technology industry. Multiples derived from these companies and transactions provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are then applied to the financial data for our reporting unit to arrive at an indication of fair value. The market multiple was applied to adjusted EBITDA.
As a result of the quantitative analysis performed, the carrying value of the Company’s reporting unit exceeded its fair value, resulting in a non-cash goodwill impairment charge of $1,523,266. This charge was recorded within the impairment charges caption of the consolidated statement of operations for the fiscal year ended November 30, 2025. No subsequent impairment indicators were identified. The Company did not have any impairment charges related to goodwill during the fiscal years ended November 30, 2024 or prior.

Below is a progression of goodwill for fiscal years 2025 and 2024:

	Fiscal Years Ended November 30,
	2025	2024
Balance at beginning of year	$4,986,967	$5,078,668
Acquisitions	17,370	2,000
Acquisition measurement period adjustments	—	60,630
Assets held for sale	(2,570)	—
Impairment charge	(1,523,266)	—
Foreign currency translation	193,245	(154,331)
Balance at end of year	$3,671,746	$4,986,967

The Company is required to provide additional disclosures about fair value measurements as part of the consolidated financial statements for each major category of assets and liabilities measured at fair value on a non-recurring basis (including impairment assessments). Goodwill was valued using Level 3 inputs, which are unobservable by nature, and included internal estimates of future cash flows (income approach). Significant increases (decreases) in any of those unobservable inputs in isolation would result in a significantly higher (lower) fair value measurement.

Other Intangible Assets
The Company’s other intangible assets, primarily acquired through business combinations, are subject to amortization and are evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amounts. Impairment charges, related to a subsidiary that met held for sale criteria as of November 30, 2025, were not material for the fiscal year end November 30, 2025. There were no impairment charges recorded for the fiscal years ended November 30, 2024 and 2023. As of November 30, 2025 and 2024, the Company’s other intangible assets consisted of the following:

	As of November 30, 2025			As of November 30, 2024
	Gross amounts	Accumulated amortization	Net amounts	Gross amounts	Accumulated amortization	Net amounts
Customer relationships	$3,736,591	$(1,822,119)	$1,914,472	$3,594,694	$(1,399,588)	$2,195,106
Technology	79,603	(64,089)	15,514	79,645	(50,119)	29,526
Trade names	123,484	(93,132)	30,352	113,758	(51,503)	62,255
Non-compete agreements	2,200	(2,200)	—	2,200	(2,147)	53
	$3,941,878	$(1,981,540)	$1,960,338	$3,790,297	$(1,503,357)	$2,286,940
Amortization expense for intangible assets was $434,332, $458,925, and $214,832 for the fiscal years ended November 30, 2025, 2024 and 2023, respectively, and the related estimated expense for the five subsequent fiscal years and thereafter is as follows:

Fiscal Years Ending November 30,	Amortization Expense
2026	$393,559
2027	297,133
2028	251,871
2029	209,650
2030	177,687
Thereafter	630,438
Total	$1,960,338

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
All derivatives are recognized on the consolidated balance sheets at their fair values. Changes in the fair value of derivatives are recorded in the consolidated statements of operations, or as a component of AOCL in the consolidated balance sheets, as discussed below. The cash flow effects of the Company’s cash flow and fair value derivative instruments are reflected in operating activities on the consolidated statements of cash flows.
Cash Flow Hedges
To mitigate the impact on gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s legal entities with functional currencies that are not U.S. dollars may hedge a portion of forecasted revenue or costs not denominated in the entities’ functional currencies. These instruments mature at various dates through November 2027. Gains and losses on cash flow hedges are recorded in AOCL until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of “Revenue” in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of foreign currency costs are recognized as a component of “Cost of revenue” or “Selling, general and administrative expenses” in the same period as the related costs are recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCL associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions.
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
Interest rate swaps and cross-currency interest rate swaps
In connection with the closing of the Webhelp Combination, the Company entered into cross-currency swap arrangements with certain financial institutions for a total notional amount of $500,000 of the Company’s senior notes. In addition to aligning the currency of a portion of the Company’s interest payments to the Company’s euro-denominated cash flows, the arrangements, together with intercompany loans and additional intercompany cross-currency interest rate swap arrangements described below, effectively converted $250,000 aggregate principal amount of the Company’s 6.650% Senior Notes due 2026 and $250,000 aggregate principal amount of the Company’s 6.660% Senior Notes due 2028 into synthetic fixed euro-based debt at weighted average interest rates of 5.12% and 5.18%, respectively.
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
In September 2025, in connection with the issuance of the delayed draw term loans of total principal of $750,000, the Company entered into an interest rate swap to fix the interest component associated with this debt, creating synthetic fixed-rate debt. Concurrent with entering the interest rate swaps, the Company entered into cross-currency swap arrangements with certain financial institutions for a total notional amount equivalent to $750,000. In addition to aligning the currency of the Company’s interest payments to the Company’s euro-denominated cash flows, the arrangements, together with intercompany loans and additional intercompany cross-currency interest rate swap arrangements, effectively converted the delayed draw term loans into synthetic fixed euro-based debt at weighted average interest rates of 3.43% for the three-year term and 3.69% for the five-year term.
The interest rate swap is designated as a cash flow hedge and the cross-currency swaps are designated as fair value hedges.
Fair Values of Derivative Instruments in the Consolidated Balance Sheets
The fair values of the Company’s derivative instruments are disclosed in Note 7—Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item	November 30, 2025	November 30, 2024
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$—	$458,482
Other current assets	—	13,935
Other accrued liabilities	—	167
Derivative instruments designated as fair value hedges:
Cross-currency interest rate swaps (notional value)	$1,112,706	$471,604
Other assets	5,343	—
Other current liabilities and other long-term liabilities	49,319	7,468
Derivative instruments designated as cash flow hedges:
Interest rate swaps (notional value)	$750,000	$—
Other long-term liabilities	3,357	—
Foreign exchange forward contracts (notional value)	$1,049,896	$1,049,787
Other current assets and other assets	914	578
Other accrued liabilities and other long-term liabilities	21,424	22,155
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

The Effect of Derivative Instruments on AOCL and the Consolidated Statements of Operations
The following table shows the location of the gains and losses, before taxes, of the Company’s derivative instruments designated as cash flow hedges, fair value hedges, and not designated as hedging instruments in other comprehensive income (“OCI”), and the consolidated statements of operations for the periods presented:

		Fiscal Years Ended November 30,
	Locations of gain (loss) in statement of operations	2025	2024	2023
Derivative instruments designated as cash flow and fair value hedges:
Gains (losses) recognized in OCI:
Foreign exchange forward contracts		$(8,072)	$(38,459)	$19,199
Cross-currency interest rate swaps		5,800	(5,084)	(3,651)
Interest rate swaps		(3,357)	—	—
Total		$(5,629)	$(43,543)	$15,548

Gains (losses) reclassified from AOCL into income:
Foreign exchange forward contracts
Gain (loss) reclassified from AOCL into income	Revenue for services	$—	$—	$222
Gain (loss) reclassified from AOCL into income	Cost of revenue	(6,484)	(4,028)	(13,864)
Gain (loss) reclassified from AOCL into income	Selling, general and administrative expenses	(2,656)	(861)	(4,745)
Total		$(9,140)	$(4,889)	$(18,387)

Derivative instruments not designated as hedging instruments:
Gain (loss) recognized from foreign exchange forward contracts, net(1)	Other expense (income), net	$6,429	$9,940	$(13,007)
Gain (loss) recognized from foreign exchange call options contracts, net	Other expense (income), net	—	—	(14,629)
Total		$6,429	$9,940	$(27,636)
(1)    The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net losses in AOCL that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $14,504.
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

NOTE 7—FAIR VALUE MEASUREMENTS:
Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels:
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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of November 30, 2025				As of November 30, 2024
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets measured at fair value:
Cash and cash equivalents, including cash held for sale	$329,404	$329,404	$—	$—	$240,571	$240,571	$—	$—
Restricted cash	191,723	191,723	—	—	189,033	189,033	—	—
Forward foreign currency exchange contracts	914	—	914	—	14,513	—	14,513	—
Cross-currency interest rate swaps	5,343	—	5,343	—	—	—	—	—
Liabilities measured at fair value:
Forward foreign currency exchange contracts	21,424	—	21,424	—	22,322	—	22,322	—
Cross-currency interest rate swaps	49,319	—	49,319	—	7,468	—	7,468	—
Interest rate swaps	3,357	—	3,357	—	—	—	—	—
Acquisition contingent consideration	7,866	—	—	7,866	13,373	—	—	13,373
Liabilities measured at other than fair value:
Long term debt (senior notes)
Fair value	2,184,727	—	2,184,727	—	2,202,221	—	2,202,221	—
Carrying amount	2,139,537	—	—	—	2,135,576	—	—	—
The Company’s cash and cash equivalents, including cash held for sale, consist primarily of cash on hand, including bank deposits, money market fund securities, and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Restricted cash balances relate primarily to funds held for clients. The carrying values of restricted cash balances approximate fair value since they are highly liquid and short-term in nature. The Company does not adjust the quoted market price for such financial instruments. The fair values of forward exchange contracts are measured based on the foreign currency spots, forward rates, and volatility. Fair values of long-term foreign currency exchange contracts are measured using valuations based upon quoted prices for similar assets and liabilities in active markets and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. The fair values of the cross-currency interest rate swaps are determined using a market approach that is based on observable inputs other than quoted market prices, including contract terms, interest rates, currency rates, and other market factors. The estimated fair value of the acquisition contingent consideration entered into in connection with the Webhelp Combination is determined using a Monte-Carlo simulation model. The inputs include the closing price of Concentrix common stock as of the reporting period end date, Concentrix-specific historical equity volatility, and the risk-free rate. The inputs for this liability are unobservable, and therefore, are classified within Level 3 of the fair value hierarchy. Changes in the fair value of this liability are recorded in other expense (income), net on the consolidated statement of operations.
The effect of nonperformance risk on the fair value of derivative instruments was not material as of November 30, 2025 and 2024.
The carrying values of term deposits with maturities less than one year, accounts receivable and accounts payable approximate fair value due to their short maturities and interest rates that are variable in nature. The carrying values of the outstanding balance on the term loans under the Company’s senior credit facility and the outstanding balance on the Company’s accounts receivable securitization facility (the “Securitization Facility”) approximate their fair values since they bear interest rates that are similar to existing market rates. The fair values of the 2026 Notes, 2028 Notes, and 2033 Notes (as defined in Note 8) are based on quoted prices in active markets and are classified within Level 2 of the fair value hierarchy. The Company does not adjust the quoted market prices for such financial instruments.
During fiscal years 2025, 2024 and 2023, there were no transfers between the fair value measurement category levels.
NOTE 8—BORROWINGS:
Borrowings consist of the following:

	As of November 30,
	2025	2024
Credit Facility - current portion of term loans component	$65,625	$—
Other loans	—	2,522
Current portion of long-term debt	$65,625	$2,522

6.650% Senior Notes due 2026	$800,000	$800,000
6.600% Senior Notes due 2028	800,000	800,000
6.850% Senior Notes due 2033	550,000	550,000
Credit Facility - term loans component	1,900,000	1,500,000
Securitization Facility	537,000	371,000
Sellers’ Note	—	740,466
Other loans	—	3,643
Long-term debt, before unamortized debt discount and issuance costs	4,587,000	4,765,109
Less: unamortized debt discount and issuance costs	(14,111)	(32,053)
Long-term debt, net	$4,572,889	$4,733,056
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
The principal amount outstanding on the 2026 Notes as of November 30, 2025 was classified as long-term debt within the consolidated balance sheet based on the Company’s ability and intent to refinance on a long-term basis.
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
The Restated Credit Agreement provides for (i) an unsecured three-year term loan facility in an aggregate principal amount not to exceed $750,000 (the “New Term Loan Facility”), (ii) an unsecured three-year delayed draw term loan facility in an aggregate principal amount not to exceed $250,000 (the “3-Year DD Term Loan Facility”), which was drawn in full in September 2025, (iii) an unsecured five-year delayed draw term loan facility in an aggregate principal amount not to exceed $500,000 (the “5-Year DD Term Loan Facility”, and together with the 3-Year DD Term Loan Facility, the “Delayed Draw Term Loans”), which was drawn in full in September 2025, and (iv) a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $1.1 billion (the “Revolving Credit Facility”). The Restated Credit Agreement also provided for the conversion and continuation of loans in an aggregate principal amount of $750,000 under the Company’s prior unsecured term loan facility into loans under an unsecured term loan facility with the same maturity as such converted and continued loans (the “Continued Term Loan Facility”). Aggregate borrowing capacity under the Restated Credit Agreement may be increased by up to an additional $500,000 by increasing the amount of the revolving credit facility commitments or by incurring additional term loans, in each case subject to the satisfaction of certain conditions set forth in the Restated Credit Agreement, including the receipt of additional commitments for such increase(s).

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
The outstanding principal amount of each of the New Term Loan Facility and the Delayed Draw Term Loans is payable in quarterly installments in an amount equal to 1.25% of the existing principal balance of the applicable term loan, commencing on September 30, 2025, in the case of the New Term Loan Facility, and on March 31, 2026, in the case of the Delayed Draw Term Loans, with the outstanding principal amount of the New Term Loan Facility, the Delayed Draw Term Loans, and the Continued Term Loan Facility due in full on the applicable maturity date.
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
As of November 30, 2025 and 2024, the outstanding principal balance on the Company’s term loans was $1,965,625 and $1,500,000, respectively. During the fiscal year ended November 30, 2025, the Company voluntarily prepaid $275,000 of the principal balance on the Company’s term loans, without penalty. The Company also made a required quarterly principal payment of $9,375 during the fourth quarter of fiscal year 2025.
None of Concentrix’ subsidiaries guarantee the obligations under the Restated Credit Agreement.
As of November 30, 2025 and 2024, no amounts were outstanding under the Company’s revolving credit facility.
Securitization Facility
Under the Securitization Facility, Concentrix Corporation and certain of its U.S. based subsidiaries (the “Originators”) sell or otherwise transfer all of their accounts receivable to a special purpose bankruptcy-remote subsidiary of the Company (the “Borrower”) that grants a security interest in the receivables to the lenders in exchange for available borrowings. On January 14, 2025, the Company entered into an amendment to the Securitization Facility to increase the commitment of the lenders to provide available borrowings from up to $600,000 to up to $700,000 and extend the termination date of the Securitization Facility from April 24, 2026 to January 14, 2027. For borrowings that are funded by certain lenders through the issuance of commercial paper, the amendment also reduced the spread to the applicable commercial paper rate from 0.80% to 0.75%. Other borrowings bear interest at a per annum rate equal to the applicable SOFR rate (subject to a SOFR related adjustment of 0.10%), plus a spread of 0.90%.

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
Sellers’ Note
On September 25, 2023, as part of the consideration for the Webhelp Combination, Concentrix Corporation issued the Sellers’ Note in the aggregate principal amount of €700,000 to certain Sellers. The stated rate of interest associated with the Sellers’ Note was two percent (2.00%) per annum, which was below the Company’s expected borrowing rate. As a result, the Company discounted the Sellers’ Note by €31,500 using an approximate 4.36% imputed annual interest rate. This discounting resulted in an initial value of €668,500 or $711,830. The discounted value was amortized into interest expense over the two-year term.
On September 25, 2025, the Company used the proceeds of the Delayed Draw Term Loans and cash on hand to repay the principal balance and accrued interest on the Sellers’ Note. The principal amount outstanding on the Sellers’ Note as of November 30, 2024 was classified as long-term debt within the consolidated balance sheet based on the Company’s ability and intent to refinance on a long-term basis.

Covenant compliance
As of November 30, 2025 and 2024, Concentrix was in compliance with all covenants for the above arrangements.
Future principal payments
As of November 30, 2025, future principal payments under the above loans for the subsequent fiscal years are as follows:

Amount
Fiscal Years Ending November 30,
2026 (1)	$865,625
2027	1,087,000
2028	1,718,750
2029	25,000
2030	406,250
Thereafter	550,000
Total	$4,652,625

(1) Includes the 2026 Notes which were classified as long-term debt as of November 30, 2025.
NOTE 9—REVENUE:
Disaggregated revenue
The following table presents the Company’s revenue disaggregated by primary industry verticals:

	Fiscal Years Ended November 30,
	2025	2024	2023
Industry vertical:
Technology and consumer electronics	$2,666,072	$2,674,040	$2,205,834
Retail, travel and e-commerce	2,433,885	2,361,866	1,448,666
Communications and media	1,592,373	1,527,922	1,117,694
Banking, financial services and insurance	1,536,223	1,455,641	1,091,853
Healthcare	725,283	727,389	696,266
Other	871,935	872,042	554,393
Total	$9,825,771	$9,618,900	$7,114,706
The following table presents the Company’s revenue by geographical locations where the Company’s services are delivered. Shown below are the countries that account for the Company’s revenue for the periods presented:

	Fiscal Years Ended November 30,
	2025	2024	2023
Revenue by geography:
Philippines	$1,594,559	$1,596,578	$1,585,878
India	1,126,061	1,054,460	898,250
United States	1,051,700	1,110,763	1,304,797
Great Britain	356,490	394,945	205,437
Germany	334,293	388,005	232,729
Canada	302,085	307,590	317,410
Others	5,060,583	4,766,559	2,570,205
Total	$9,825,771	$9,618,900	$7,114,706
Deferred revenue contract liabilities and deferred costs to obtain or fulfill a contract are not material.
NOTE 10—PENSION AND EMPLOYEE BENEFITS PLANS:
The Company has a 401(k) plan in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in the 401(k) plan on the first day of the month after their employment date. The Company may make discretionary contributions under the plan. Employees in most of the Company’s non-U.S. legal entities are covered by government mandated defined contribution plans. During fiscal years 2025, 2024 and 2023, the Company contributed $127,611, $105,087 and $89,767, respectively, to defined contribution plans.
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
The Company’s measurement date for all defined benefit plans and other post-retirement benefits is November 30. The plan assumptions for both the U.S. and non-U.S. defined benefit pension plans are evaluated annually and are updated as deemed necessary. Net benefit costs related to defined benefit plans were $16,565, $16,097 and $11,328, during fiscal years 2025, 2024 and 2023, respectively.
Components of pension cost for the Company’s defined benefit plans are as follows:

	Fiscal Years Ended November 30,
	2025	2024	2023
Service costs	$12,289	$9,033	$6,937
Interest costs on projected benefit obligation	10,379	10,893	10,306
Expected return on plan assets	(6,918)	(5,295)	(6,208)
Amortization and deferrals, net	1,696	1,457	98
Settlement charges	—	9	195
Curtailment gain	(881)	—	—
Total pension costs	$16,565	$16,097	$11,328
Service costs are recorded in cost of services and selling, general and administrative expenses while the remaining components of total pension costs are recorded within other expense (income), net in the consolidated statements of operations.

The funded status of the Company’s defined benefit plans is summarized below:

	Fiscal Years Ended November 30,
	2025	2024
Change in Benefit Obligation:
Benefit obligation at beginning of year	$213,865	$208,565
Service costs	12,289	9,033
Interest costs	10,379	10,893
Actuarial losses	584	6,017
Benefits paid	(20,094)	(17,161)
Settlements	—	(490)
Curtailments	(1,784)	—
Foreign currency adjustments	(1,284)	(2,992)
Projected obligation at end of year	$213,955	$213,865

Change in Plan Assets:
Fair value of plan assets at beginning of year	$135,923	$126,752
Actual return on assets	8,395	17,251
Settlements	—	(83)
Employer contributions	4,058	4,442
Benefits paid	(14,815)	(12,279)
Foreign currency adjustments	(670)	(160)
Fair value of plan assets at end of year	$132,891	$135,923

Funded Status of Plans:
Unfunded status	$81,064	$77,942
Amounts recognized in the consolidated balance sheet and recorded within other accrued liabilities and other long-term liabilities as of November 30, 2025 and 2024 consist of the following:

	As of November 30,
	2025	2024
Current liability	$16,623	$16,694
Non-current liability	64,441	61,248
Total	$81,064	$77,942
The accumulated benefit obligation for all defined benefit pension plans was $192,950 and $213,461 at November 30, 2025 and 2024, respectively.

The following weighted-average rates were used in determining the benefit obligations as of November 30, 2025 and 2024:

	As of November 30,
	2025	2024
Discount rate	3.6% - 6.1%	3.2% - 6.7%
Interest crediting rate for cash balance plan	4.0%	4.0%
Expected rate of future compensation growth	1.5% - 8.0%	2.5% - 7.0%
The following weighted-average rates were used in determining the pension costs for the fiscal years ended November 30, 2025 and 2024:

	Fiscal Years Ended November 30,
	2025	2024
Discount rate	3.2% - 6.7%	4.0% - 7.5%
Interest crediting rate for cash balance plan	4.0%	4.0%
Expected return on plan assets	1.0% - 7.0%	3.6% - 7.1%
Expected rate of future compensation growth	2.5% - 7.5%	1.8% - 8.0%
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
The range of discount rates utilized in determining the pension cost and projected benefit obligation of the Company’s defined benefit plans reflects a lower prevalent rate applicable to the frozen cash balance plan for eligible employees in U.S. and a higher applicable rate for the unfunded defined benefit plan for certain eligible employees in the Philippines, France and Malaysia. The plans outside the U.S. represented approximately 42% and 40% of the Company’s total projected benefit obligation for all defined benefit plans as of November 30, 2025 and 2024, respectively.

Plan Assets
As of November 30, 2025 and 2024, plan assets for the cash balance plan consisted of common/collective trusts (of which approximately 26% are invested in equity backed funds and approximately 74% are invested in funds in fixed income instruments) and a private equity fund. The Company’s targeted allocation was 25% equity and 75% fixed income. The investment objectives for the plan assets are to generate returns that will enable the plan to meet its future obligations. The Company’s expected long-term rate of return was determined based on the asset mix of the plan, projected returns, past performance and other factors. The following table sets forth by level within the fair value hierarchy, total plan assets at fair value as of November 30, 2025 and 2024, including the cash balance plan and other funded benefit plans:

Investments	As of November 30, 2025	As of Quoted Prices in Active Markets for Identical Assets (Level 1)	As of Significant Other Observable Inputs (Level 2)	As of Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$3,682	$3,682	$—	$—
Common/collective trusts:
Fixed income	86,623	—	86,623	—
U.S. large cap	13,642	—	13,642	—
U.S. small cap	3,489	—	3,489	—
International equity	13,825	—	13,825	—
Governmental bonds	6,873	—	6,873	—
Corporate bonds	4,757	—	4,757	—
Total investments	$132,891	$3,682	$129,209	$—

Investments	As of November 30, 2024	As of Quoted Prices in Active Markets for Identical Assets (Level 1)	As of Significant Other Observable Inputs (Level 2)	As of Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$3,606	$3,606	$—	$—
Common/collective trusts:
Fixed income	59,928	—	59,928	—
U.S. large cap	25,924	—	25,924	—
U.S. small cap	7,662	—	7,662	—
International equity	27,168	—	27,168	—
Governmental bonds	8,501	—	8,501	—
Corporate bonds	3,134	—	3,134	—
Total investments	$135,923	$3,606	$132,317	$—
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
Benefit Payments
The following table details expected benefit payments for the cash balance plan and other defined benefit plans:

Fiscal Years Ending November 30,
2026	$30,790
2027	27,236
2028	25,420
2029	23,419
2030	22,260
Thereafter	98,213
Total	$227,338
The Company expects to make approximately $3,877 in contributions during fiscal year 2026.
NOTE 11—LEASES:
The Company leases certain of its facilities and equipment under operating lease agreements, which expire in various periods through 2036. The Company’s finance leases are not material.
The following table presents the various components of operating lease costs:

	Fiscal Years Ended November 30,
	2025	2024	2023
Operating lease cost	$323,427	$295,111	$216,774
Short-term lease cost	69,823	89,001	21,802
Variable lease cost	53,709	44,237	58,283
Sublease income	(2,959)	(4,492)	(5,394)
Total operating lease cost	$444,000	$423,857	$291,465
The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five fiscal years and thereafter as of November 30, 2025:

Fiscal Years Ending November 30,
2026	$312,965
2027	251,660
2028	192,770
2029	129,777
2030	71,067
Thereafter	86,524
Total payments	1,044,763
Less: imputed interest*	146,580
Total present value of lease payments	$898,183

*Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.

The following amounts were recorded in the consolidated balance sheets related to the Company’s operating leases:

		As of November 30,
Description	Balance Sheet location	2025	2024
Operating lease ROU assets	Other assets	$857,025	$816,550
Current operating lease liabilities	Other accrued liabilities	256,739	235,912
Non-current operating lease liabilities	Other long-term liabilities	641,444	625,888
The following table presents supplemental cash flow information related to the Company’s operating leases. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Fiscal Years Ended November 30,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$345,027	$310,859	$225,142
Non-cash ROU assets obtained in exchange for lease liabilities	264,095	295,894	152,071
The weighted-average remaining lease term and discount rate as of November 30, 2025 and 2024 were as follows:

	As of November 30,
	2025	2024
Weighted-average remaining lease term (years)	4.20	4.50
Weighted-average discount rate	6.85%	6.91%

NOTE 12—INCOME TAXES:
The sources of income (loss) before the provision for income taxes are as follows:

	Fiscal Years Ended November 30,
	2025	2024	2023
United States	$(775,986)	$4,279	$(51,820)
Foreign	(406,236)	294,995	460,048
Total income (loss) before income taxes	$(1,182,222)	$299,274	$408,228
Provision for income taxes consists of the following:

	Fiscal Years Ended November 30,
	2025	2024	2023
Current tax provision:
Federal	$81,553	$89,987	$78,961
State	28,394	7,734	11,064
Foreign	141,632	185,584	126,072
	$251,579	$283,305	$216,097
Deferred tax benefit:
Federal	$(77,575)	$(104,236)	$(97,371)
State	(9,809)	(20,462)	(12,850)
Foreign	(67,493)	(110,550)	(11,490)
	(154,877)	(235,248)	(121,711)
Total income tax provision	$96,702	$48,057	$94,386
The following presents the breakdown of net deferred tax liabilities after netting by taxing jurisdiction:

	As of November 30,
	2025	2024
Deferred tax assets	$317,453	$218,396
Deferred tax liabilities	296,519	312,574
Total net deferred tax asset (liability)	$20,934	$(94,178)

Net deferred tax liabilities consist of the following:

	As of November 30,
	2025	2024
Assets:
Net operating losses	$172,819	$172,182
Accruals and other reserves	87,492	78,308
Depreciation and amortization	120,727	107,095
U.S. interest limitation carry forward	88,219	49,481
Share-based compensation expense	24,402	17,714
Deferred revenue	5,764	5,280
Tax credits	5,516	5,082
Foreign tax credit	9,610	5,199
Operating lease liabilities	202,480	201,266
Intercompany loans payable	119,678	110,708
Other	13,548	32,048
Gross deferred tax assets	850,255	784,363
Valuation allowance	(147,609)	(125,163)
Total deferred tax assets	$702,646	$659,200
Liabilities:
Intangible assets	$447,819	$529,129
Unremitted non-US earnings	48,952	42,433
Operating lease right-of-use assets	184,941	181,816
Total deferred tax liabilities	681,712	753,378
Net deferred tax asset (liability)	$20,934	$(94,178)
The valuation allowance relates primarily to certain federal, state and foreign net operating loss carry forwards, foreign deferred items and state credits. The Company’s assessment is that it is not more likely than not that these deferred tax assets will be realized.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Years Ended November 30,
	2025	2024	2023
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal income tax benefit	(1.1)%	(1.8)%	(1.0)%
International rate difference	(1.7)%	(9.0)%	(2.3)%
Withholding taxes	(1.6)%	3.9%	2.5%
Uncertain tax benefits	0.4%	0.7%	1.3%
Changes in valuation allowance	(1.4)%	6.5%	1.7%
Impact of inclusion of foreign income (1)	(0.1)%	0.3%	(4.7)%
Impairment charges	(26.7)%	—%	—%
Capital loss	—%	(12.4)%	—%
Other (2)	3.0%	6.9%	4.6%
Effective income tax rate	(8.2)%	16.1%	23.1%
(1)    Represents Subpart F income, Base Erosion and Anti-Abuse Tax (BEAT), and Global Intangible Low-Taxed Income (GILTI) (less Section 250 deduction), net of associated foreign tax credits.
(2)    Includes categories of reconciling items that are not individually equal to or greater than 5% for the fiscal year ended November 30, 2025. Includes the effect of foreign tax rate impact to deferred tax liabilities and costs related to future legal entity restructuring for the fiscal year ended November 30, 2024.
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
As of November 30, 2025, the Company had approximately $3,265,961 of undistributed earnings of its non-U.S. subsidiaries for which it has not provided for non-U.S. withholding taxes and state taxes because such earnings are intended to be reinvested indefinitely in international operations. It is not practicable to determine the amount of applicable taxes that would be due if such earnings were distributed. Accordingly, the Company has not provisioned U.S. state taxes and non-U.S. withholding taxes on the non-U.S. legal entities for which the earnings are permanently reinvested.
As of November 30, 2025, the Company had net operating loss carry forwards of approximately $302,482 and $26,824 for federal and state purposes, respectively. The federal net operating loss carry forward and the state net operating loss carry forwards will begin to expire in the fiscal year ending November 30, 2026. The Company also had approximately $234,062 of foreign net operating loss carry forwards that will also begin to expire in fiscal year ending November 30, 2026 if not used. In addition, the Company has approximately $15,126 of various federal and state income tax credit carry forwards that, if not used, will begin to expire in the fiscal year ending November 30, 2026. Utilization of the acquired loss carry forwards may be limited pursuant to Section 382 of the Internal Revenue Code of 1986.
The Company enjoys tax holidays in certain jurisdictions, primarily Algeria, China, Colombia, Costa Rica, Dominican Republic, El Salvador, Estonia, Guatemala, Honduras, India, Jamaica, Jordan, Latvia, Madagascar, Nicaragua, the Philippines, and Türkiye. The tax holidays provide for lower or zero rates of taxation and require various thresholds of investment and business activities in those jurisdictions. The estimated tax benefits from the above tax holidays for fiscal years 2025, 2024, and 2023 were approximately $12,172, $17,332, and $7,961, respectively.

The aggregate changes in the balances of gross unrecognized tax benefits, excluding accrued interest and penalties, during fiscal years 2025, 2024, and 2023 were as follows:

Balance as of November 30, 2022	$70,963
Additions based on tax positions related to the current year	5,819
Additions based on tax positions related to the prior year / acquisition	6,071
Lapse of statute of limitations	(4,938)
Changes due to translation of foreign currencies	1,407
Balance as of November 30, 2023	79,322
Additions based on tax positions related to the current year	11,081
Additions based on tax positions related to the prior year / acquisition	18,576
Lapse of statute of limitations	(8,071)
Changes due to translation of foreign currencies	(132)
Settlements	(428)
Balance as of November 30, 2024	100,348
Additions based on tax positions related to the current year	23,367
Additions based on tax positions related to the prior year	1,197
Lapse of statute of limitations	(42,095)
Changes due to translation of foreign currencies	(643)
Balance as of November 30, 2025	$82,174
The Company conducts business globally and files income tax returns in various U.S. and non-U.S. jurisdictions. The Company is subject to continuous examination and audits by various tax authorities. Significant audits are underway in the United States and India. The Company is not aware of any material exposures arising from these tax audits or in other jurisdictions not already provided for.
Although timing of the resolution of audits and/or appeals is highly uncertain, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits as of November 30, 2025 could decrease between $10,610 and $14,053 in the next twelve months. The Company is no longer subject to U.S. federal income tax audit for returns covering years through fiscal year 2021. The Company is no longer subject to non-U.S. or U.S. state income tax audits for returns covering years through fiscal year 2008 and fiscal year 2020, respectively.
The liability for unrecognized tax benefits, including interest and penalties, was $95,034 and $112,961 at November 30, 2025 and November 30, 2024, respectively, and is included in other long-term liabilities in the consolidated balance sheets. As of November 30, 2025 and 2024, $88,130 and $60,512 of the total unrecognized tax benefits, net of federal benefit, would affect the effective tax rate, if realized. The Company’s policy is to include interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes. As of November 30, 2025 and 2024, the Company had accrued $12,860 and $12,613, respectively, in income taxes payable related to accrued interest and penalties.
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

NOTE 14—EARNINGS (LOSS) PER SHARE:
Basic and diluted earnings (loss) per common share (“EPS”) are computed using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating security.

	Fiscal Years Ended November 30,
	2025	2024	2023
Basic earnings (loss) per common share:
Net income (loss)	$(1,278,924)	$251,217	$313,842
Less: net income allocated to participating securities(1)	(4,103)	(9,504)	(6,001)
Net income (loss) attributable to common stockholders	$(1,283,027)	$241,713	$307,841

Weighted-average number of common shares - basic	63,012	64,977	53,801

Basic earnings (loss) per common share	$(20.36)	$3.72	$5.72

Diluted earnings (loss) per common share:
Net income (loss)	$(1,278,924)	$251,217	$313,842
Less: net income allocated to participating securities(1)	(4,103)	(9,490)	(5,978)
Net income (loss) attributable to common stockholders	$(1,283,027)	$241,727	$307,864

Weighted-average number of common shares - basic	63,012	64,977	53,801
Effect of dilutive securities:
Stock options and certain restricted stock units(2)	—	97	209
Weighted-average number of common shares - diluted	63,012	65,074	54,010

Diluted earnings (loss) per common share	$(20.36)	$3.71	$5.70
(1)    Restricted stock awards and certain restricted stock units granted to employees by the Company are considered participating securities. For the fiscal year ended November 30, 2025, participating securities did not participate in net losses prior to dividends. As a result, the allocation in fiscal 2025 represents dividends paid to participating securities.
(2)    As a result of the Company’s net loss for the fiscal year ended November 30, 2025, the effect of stock options and other certain restricted stock units awards would be antidilutive. As a result, they have been excluded from the diluted EPS calculation for the fiscal year ended November 30, 2025.

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
During the fiscal years ended November 30, 2025 and 2024 under the share repurchase program, the Company repurchased 3,557 and 2,201 shares, respectively, of its common stock for an aggregate purchase price of $168,708 and $136,096, respectively. The share repurchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes. At November 30, 2025, approximately $439,468 remained available for share repurchases under the existing authorization from the Company’s board of directors.

During December 2025, the Company repurchased 256 shares of Concentrix common stock under the repurchase program for an aggregate purchase price of $9,911.

Dividends
During fiscal years 2025 and 2024, the Company paid the following dividends per share approved by the Company’s board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
January 24, 2024	February 5, 2024	$0.3025	February 15, 2024
March 26, 2024	April 26, 2024	$0.3025	May 7, 2024
June 26, 2024	July 26, 2024	$0.3025	August 6, 2024
September 25, 2024	October 25, 2024	$0.33275	November 5, 2024
January 15, 2025	January 31, 2025	$0.33275	February 11, 2025
March 26, 2025	April 25, 2025	$0.33275	May 6, 2025
June 26, 2025	July 25, 2025	$0.33275	August 5, 2025
September 25, 2025	October 24, 2025	$0.36	November 4, 2025
On January 13, 2026, the Company announced a cash dividend of $0.36 per share to stockholders of record as of January 30, 2026, payable on February 10, 2026.
NOTE 16—SEGMENT REPORTING:
The Company operates as one operating segment. The Company's CODM is its President and Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net income (loss) and operating income (loss) to assess financial performance, allocate resources, and make key operating decisions. The following table presents selected financial information, including significant segment expenses, with respect to the Company’s single operating segment for the fiscal years ended November 30, 2025, 2024 and 2023:

	Fiscal Years Ended November 30,
	2025	2024	2023
Revenue	$9,825,771	$9,618,900	$7,114,706
Cost of revenue (1)	6,359,357	6,150,666	4,535,003
Selling, general and administrative expenses (2)	1,997,095	1,913,309	1,397,914
Acquisition-related, integration and restructuring expenses	101,468	156,771	69,674
Share-based compensation expense	97,875	95,922	62,493
Amortization of intangible assets	434,332	458,925	214,832
Impairment charges	1,527,726	—	—
Depreciation expense	226,101	246,920	173,463
Operating income (loss)	(918,183)	596,387	661,327
Interest expense and finance charges, net	290,349	321,828	201,004
Other expense (income), net	(26,310)	(24,715)	52,095
Provision for income taxes	96,702	48,057	94,386
Net income (loss)	$(1,278,924)	$251,217	$313,842
(1) Exclusive of depreciation expense and acquisition-related, integration and restructuring expenses.
(2) Exclusive of depreciation expense, amortization of intangible assets, acquisition-related, integration and restructuring expenses, and share-based compensation expense.

For fiscal years 2025 and 2024, acquisition-related, integration and restructuring expenses, primarily included integration costs associated with our combination with Webhelp and restructuring expenses. These costs primarily included severance and employee-related costs, costs associated with facilities consolidation, including lease terminations to integrate the businesses, and information technology system consolidation costs. For fiscal year 2023, acquisition-related, integration and restructuring expenses primarily consisted of acquisition-related and integration costs associated with our combination with Webhelp, including legal and professional services.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Report of management on internal control over financial reporting
Management’s Report on Internal Control over Financial Reporting, as of November 30, 2025, appears in Part II, Item 8, of this Annual Report on Form 10-K, and is incorporated herein by reference.
The effectiveness of the Company’s internal control over financial reporting, as of November 30, 2025, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8, of this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 trading arrangements
During the three months ended November 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information required by this Item 10 is incorporated by reference to the material under the headings “Board of Directors,” “Board Committees,” “Proposals Requiring Your Vote—Proposal No. 1: Election of Directors,” and “Our Executive Officers” in the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which we will file with the SEC not later than April 1, 2026.
Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is being made, it can be found under the caption “Delinquent Section 16(a) Reports” in the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which we will file with the SEC not later than April 1, 2026, and is incorporated herein by reference.
Our Code of Ethical Business Conduct, with which our directors, officers and staff must comply, establishes legal and ethical standards for conducting our business, including in accordance with applicable Nasdaq listing standards and SEC regulations. Our Code of Ethical Business Conduct is available free of charge on the “Governance—Governance Documents” page of the Investors section of our website at www.concentrix.com, and a copy may also be obtained, upon request, from our Corporate Secretary at 39899 Balentine Drive, Suite 235, Newark, California, 94560. Future waivers from, or amendments to, our Code of Ethical Business Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions will be timely posted on the webpage referenced in this paragraph.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference to the material under the headings “Board Committees—Compensation Committee,” “Director Compensation,” “Compensation Discussion and Analysis,” “2025 Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal Year 2025,” “Outstanding Equity Awards at 2025 Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal Year 2025,” “Pension Benefits,” “Potential Payments upon Termination or in Connection with a Change of Control,” “CEO Pay Ratio,” “Pay Versus Performance,” and “Corporate Governance—Risk Management” in the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which we will file with the SEC not later than April 1, 2026.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated by reference to the material under the headings “Beneficial Ownership of Securities” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which we will file with the SEC not later than April 1, 2026.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference to the material under the headings “Corporate Governance—Related Party Transactions” and “Board of Directors—Director Independence” in the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which we will file with the SEC not later than April 1, 2026.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated by reference to the material under the heading “Proposals Requiring Your Vote—Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which we will file with the SEC not later than April 1, 2026.
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
CONCENTRIX
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended November 30, 2025, 2024 and 2023
(in thousands)

		Additions/Deductions
	Balances at Beginning of Fiscal Year	Charged to Revenue and Expense, net	Additions from Acquisitions	Reclassifications and Write-offs	Balances at End of Fiscal Year
Fiscal Year Ended November 30, 2025
Allowance for deferred tax assets	$125,163	$19,084	$—	$3,362	$147,609
Fiscal Year Ended November 30, 2024
Allowance for deferred tax assets	$117,679	$40,340	$—	$(32,856)	$125,163
Fiscal Year Ended November 30, 2023
Allowance for deferred tax assets	$103,169	$4,823	$11,760	$(2,073)	$117,679

(a)(3) Exhibits

Exhibit No.	Exhibit Description
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

3.2	Amended and Restated Bylaws of Concentrix Corporation, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report filed on April 4, 2025).

4.1	Description of Securities.

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

10.9
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

10.11
Commitment Letter, dated as of March 29, 2023, by and between Concentrix Corporation and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 31, 2023).

10.12
Sellers’ Note, dated September 25, 2023, by and among Concentrix Corporation and certain holders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 25, 2023).

10.13
Form of Stock Restriction Agreement by and between Concentrix Corporation and the shareholders of Marnix Lux SA party thereto (incorporated by reference to Exhibit E to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2023).

10.14
Offer Letter, dated as of November 24, 2020, by and between the Company and Christopher Caldwell (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 25, 2020).†

10.15	Concentrix Corporation Amended and Restated 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2024).†

10.16
Form of Restricted Stock Unit Award Agreement under the Concentrix Corporation 2020 Stock Incentive Plan (Non-Employee Directors) (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on January 28, 2025).†

10.17
Form of Stock Option Award Agreement under the Concentrix Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 22, 2021).†

10.18
Form of Restricted Stock Award Agreement under the Concentrix Corporation 2020 Stock Incentive Plan (2022) (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed on January 28, 2022).†

10.19
Form of Restricted Stock Unit Award Agreement under the Concentrix Corporation 2020 Stock Incentive Plan (2022) (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on January 28, 2022).†

10.20
Form of Performance Restricted Stock Unit Award Agreement under the Concentrix Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed on January 28, 2022).†

10.21
Form of Restricted Stock Unit Award Agreement under the Concentrix Corporation 2020 Stock Incentive Plan (2023) (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on January 29, 2024).†

10.22	Form of Performance Restricted Stock Unit Award Agreement under the Concentrix Corporation 2020 Stock Incentive Plan (TSR 2025).†

10.23	Form of Performance Restricted Stock Unit Award Agreement under the Concentrix Corporation 2020 Stock Incentive Plan (2025).†

10.24	Concentrix Corporation 2020 Employee Stock Purchase Plan, as amended.†

10.25	Concentrix Corporation Change of Control Severance Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 2, 2020).†

10.26
Form of Indemnification Agreement between the Company and individual directors and officers (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form 10 filed by Concentrix Corporation on October 13, 2020 (File No. 001-39494)).†

10.27
Service Agreement, effective as of January 7, 2019, by and between Concentrix CVG CMG UK Limited and Cormac Twomey (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 16, 2021).†

10.28
Service Agreement, dated January 30, 2025, by and between Concentrix TSC UK Ltd and Craig Gibson (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 4, 2025).†

16.1	Letter from KPMG LLP (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on October 30, 2024).

19.1	Concentrix Corporation Securities Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on January 28, 2025).

21.1	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of KPMG LLP.

24.1	Power of Attorney (included on signature page of this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Concentrix Corporation Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on January 29, 2024).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).
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
Date: January 28, 2026

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

Name	Title	Date

/s/ Christopher Caldwell	President and Chief Executive Officer (Principal Executive Officer) and Director	January 28, 2026
Christopher Caldwell

/s/ Andre Valentine	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	January 28, 2026
Andre Valentine

/s/ Teh-Chien Chou	Director	January 28, 2026
Teh-Chien Chou

/s/ LaVerne Council	Director	January 28, 2026
LaVerne Council

/s/ Jennifer Deason	Director	January 28, 2026
Jennifer Deason

/s/ Nicolas Gheysens	Director	January 28, 2026
Nicolas Gheysens

/s/ Kathryn Hayley	Director	January 28, 2026
Kathryn Hayley

/s/ Kathryn Marinello	Director	January 28, 2026
Kathryn Marinello

/s/ Dennis Polk	Director	January 28, 2026
Dennis Polk

/s/ Ann Vezina	Director	January 28, 2026
Ann Vezina