Form 10-Q
period 2026-02-28
Concentrix Corp
filed 2026-04-03
CIK 1803599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding as of March 31, 2026
Common Stock, par value $0.0001 per share	61,004,826

CONCENTRIX CORPORATION
Form 10-Q
Index

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONCENTRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)

	February 28, 2026	November 30, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$222,699	$327,347
Accounts receivable, net	2,038,296	1,999,021
Assets held for sale	207,502	—
Other current assets	572,718	758,135
Total current assets	3,041,215	3,084,503
Property and equipment, net	726,063	735,550
Goodwill	3,696,052	3,671,746
Intangible assets, net	1,867,038	1,960,338
Deferred tax assets	314,044	317,453
Other assets	1,030,210	991,496
Total assets	$10,674,622	$10,761,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$202,424	$244,771
Current portion of long-term debt	750,000	65,625
Accrued compensation and benefits	622,039	764,962
Other accrued liabilities	736,782	997,198
Income taxes payable	89,147	123,794
Liabilities held for sale	174,941	—
Total current liabilities	2,575,333	2,196,350
Long-term debt, net	3,995,253	4,572,889
Other long-term liabilities	1,014,676	950,983
Deferred tax liabilities	300,946	296,519
Total liabilities	7,886,208	8,016,741
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized and no shares issued and outstanding as of February 28, 2026 and November 30, 2025, respectively	—	—
Common stock, $0.0001 par value, 250,000 shares authorized; 70,546 and 70,316 shares issued as of February 28, 2026 and November 30, 2025, respectively, and 60,822 and 61,739 shares outstanding as of February 28, 2026 and November 30, 2025, respectively	7	7
Additional paid-in capital	3,814,078	3,783,972
Treasury stock, 9,724 and 8,577 shares as of February 28, 2026 and November 30, 2025, respectively	(656,047)	(610,162)
Retained deficit	(178,645)	(177,010)
Accumulated other comprehensive loss	(190,979)	(252,462)
Total stockholders’ equity	2,788,414	2,744,345
Total liabilities and stockholders’ equity	$10,674,622	$10,761,086

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	February 28, 2026	February 28, 2025
Revenue	$2,500,391	$2,372,222
Cost of revenue	1,650,734	1,516,323
Gross profit	849,657	855,899
Selling, general and administrative expenses	731,098	687,032
Operating income	118,559	168,867
Interest expense and finance charges, net	75,317	72,994
Other expense (income), net	14,511	(4,919)
Income before income taxes	28,731	100,792
Provision for income taxes	7,142	30,535
Net income	$21,589	$70,257

Earnings per common share:
Basic	$0.33	$1.04
Diluted	$0.33	$1.04
Weighted-average common shares outstanding
Basic	61,279	64,037
Diluted	61,300	64,065

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended
	February 28, 2026	February 28, 2025
Net income	$21,589	$70,257
Other comprehensive income (loss):
Unrealized gains (losses) of defined benefit plans, net of taxes of $15 and $(19) for the three months ended February 28, 2026 and 2025, respectively	(14)	1,152
Unrealized gains (losses) on hedges during the period, net of taxes of $(1,964) and $819 for the three months ended February 28, 2026 and 2025, respectively	3,471	1,287
Reclassification of net losses (gains) on hedges to net income, net of taxes of $(1,477) and $(1,562) for the three months ended February 28, 2026 and 2025, respectively	4,334	4,586
Total change in unrealized gains (losses) on hedges, net of taxes	7,805	5,873
Foreign currency translation adjustments for the three months ended February 28, 2026 and 2025, respectively	53,692	(60,914)
Other comprehensive income (loss)	61,483	(53,889)
Comprehensive income	$83,072	$16,368

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency and share amounts in thousands)
(unaudited)

	Three Months Ended February 28, 2026 and 2025
	Common stock			Treasury stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Retained deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balances, November 30, 2024	68,849	$7	$3,683,608	4,611	$(421,449)	$1,191,871	$(414,313)	$4,039,724
Other comprehensive loss	—	—	—	—	—	—	(53,889)	(53,889)
Share-based compensation activity	158	—	28,093	—	—	—	—	28,093
Repurchase of common stock for tax withholdings on equity awards	—	—	—	42	(2,079)	—	—	(2,079)
Repurchase of common stock	—	—	—	540	(25,846)	—	—	(25,846)
Dividends	—	—	—	—	—	(22,490)	—	(22,490)
Net income	—	—	—	—	—	70,257	—	70,257
Balances, February 28, 2025	69,007	$7	$3,711,701	5,193	$(449,374)	$1,239,638	$(468,202)	$4,033,770

Balances, November 30, 2025	70,316	$7	$3,783,972	8,577	$(610,162)	$(177,010)	$(252,462)	$2,744,345
Other comprehensive income	—	—	—	—	—	—	61,483	61,483
Share-based compensation activity	230	—	30,106	—	—	—	—	30,106
Repurchase of common stock for tax withholdings on equity awards	—	—	—	66	(2,691)	—	—	(2,691)
Repurchase of common stock	—	—	—	1,081	(43,194)	—	—	(43,194)
Dividends	—	—	—	—	—	(23,224)	—	(23,224)
Net income	—	—	—	—	—	21,589	—	21,589
Balances, February 28, 2026	70,546	$7	$3,814,078	9,724	$(656,047)	$(178,645)	$(190,979)	$2,788,414

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Three Months Ended
	February 28, 2026	February 28, 2025
Cash flows from operating activities:
Net income	$21,589	$70,257
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	55,913	55,097
Amortization	103,456	105,619
Non-cash share-based compensation expense	27,699	26,486
Provision for credit losses	2,081	3,313
Deferred income taxes	(2,586)	(31,995)
Amortization of debt discount and issuance costs	2,536	6,003
Pension and other post-retirement benefit costs	4,779	3,883
Change in acquisition contingent consideration	(416)	(2,024)
Loss on held for sale	5,929	—
Other	1,502	101
Changes in operating assets and liabilities:
Accounts receivable, net	(21,125)	(106,900)
Accounts payable	(44,599)	(37,536)
Other operating assets and liabilities	(239,978)	(90,896)
Net cash provided by (used in) operating activities	(83,220)	1,408
Cash flows from investing activities:
Purchases of property and equipment	(53,902)	(50,618)
Proceeds from divestiture, net of cash sold	3,156	—
Acquisition of business, net of cash acquired	—	(663)
Net cash used in investing activities	(50,746)	(51,281)
Cash flows from financing activities:
Repayments of the Credit Facility - Term Loan	(9,375)	—
Proceeds from the Credit Facility - Revolver	906,500	100,000
Repayments of the Credit Facility - Revolver	(906,500)	(100,000)
Proceeds from the Securitization Facility	297,000	582,500
Repayments of the Securitization Facility	(178,500)	(401,500)
Proceeds from the issuance of Senior Notes due 2029	599,796	—
Repayments of Senior Notes due 2026	(600,000)	—
Cash paid for debt extinguishment	(5,478)	—
Other debt repayments	—	(5,662)
Cash paid for debt issuance costs	(2,195)	(334)
Acquisition deferred consideration payment	—	(3,483)
Proceeds from exercise of stock options	2,407	1,607
Repurchase of common stock for tax withholdings on equity awards	(2,691)	(2,079)
Repurchase of common stock	(43,194)	(25,846)
Dividends paid	(23,149)	(22,386)
Change in funds held for clients	(16,118)	(20,517)
Net cash provided by financing activities	18,503	102,300
Effect of exchange rate changes on cash, cash equivalents, cash held for sale, restricted cash and restricted cash held for sale	9,848	(6,582)
Net increase (decrease) in cash, cash equivalents, cash held for sale, restricted cash and restricted cash held for sale	(105,615)	45,845
Cash, cash equivalents, cash held for sale and restricted cash at beginning of year	521,127	429,604
Cash, cash equivalents, cash held for sale, restricted cash and restricted cash held for sale at end of period	$415,512	$475,449

Supplemental disclosure of non-cash investing activities:
Accrued costs for property and equipment purchases	$22,106	$14,779
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
Basis of presentation (including principles of consolidation)
The accompanying interim unaudited consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The amounts as of November 30, 2025 have been derived from the Company’s annual audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2025. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These interim consolidated financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2025. All intercompany balances and transactions have been eliminated in consolidation.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
For a discussion of the Company’s significant accounting policies, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2025. Recently adopted accounting pronouncements are discussed below.
Concentration of credit risk
For the three months ended February 28, 2026 and 2025, no client accounted for more than 10% of the Company’s consolidated revenue.
As of February 28, 2026 and November 30, 2025, no client comprised more than 10% of the Company’s total accounts receivable balance.
Accounts receivable factoring

The Company has factoring programs with certain clients to sell accounts receivable to financial institutions under non-recourse agreements in exchange for cash proceeds. These accounts receivable financing agreements are accounted for as a true sale of assets under the provisions of Accounting Standards Codification 860, Transfer and Servicing (“ASC 860”). In accordance with ASC 860, the accounts receivable financing arrangements are deemed a true sale as the Company retains no rights or interest and has no obligations with respect to the accounts receivable. In some instances, the Company may continue to service the transferred receivables after factoring has occurred. However, any servicing of the accounts receivable does not constitute significant continuing involvement. Under the accounts receivable financing arrangements, the financial institutions are responsible for any credit risk associated with the sold receivables.

Sales of accounts receivable under the various factoring programs were $313,000 and $307,000 during the three months ended February 28, 2026 and 2025, respectively, which amounts approximate cash collections on sold accounts receivable during each quarter. As noted above, the Company acts as a servicer (collects customer cash on behalf of the financial institution) for certain of its accounts receivable factoring arrangements. The servicing fees and loss on the sale associated with these accounts receivable factoring arrangements were not material to the Company for the three months ended February 28, 2026 and 2025. As of February 28, 2026 and November 30, 2025, accounts receivable in the amount of $129,000 and $119,000, respectively, had been sold to the financial institutions and were not included in accounts receivable, net in the consolidated balance sheets.

Accounting pronouncements recently issued
In December 2023, the FASB issued ASU 2023-09, which requires enhanced income tax disclosures, including disaggregation of information in the rate reconciliation table and disaggregated information related to income taxes paid. The amendments in ASU 2023-09 are effective for the Company for the fiscal year ending November 30, 2026. The Company is currently evaluating the impact that this update will have on its disclosures in the annual consolidated financial statements.
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
NOTE 3—ASSETS AND LIABILITIES HELD FOR SALE:

In February 2026, the Company entered into a definitive agreement to sell a non-core business to a third party for approximately 15 million euros, subject to customary closing conditions and certain purchase price adjustments. The Company expects the transaction to close in the second half of fiscal year 2026.

In February 2026, the assets and liabilities of the business qualified as assets and liabilities held for sale due to the planned divestiture. As of February 28, 2026, assets held for sale of $207,502 primarily consist of cash, restricted cash (which relates to funds held for clients) and intangible assets, and liabilities held for sale of $174,941 primarily consist of liabilities related to funds held for clients.

The Company determined that execution into a definitive agreement did not qualify as discontinued operations since it neither represented a strategic shift nor did it have a major effect on the Company’s operations and financial results.

The Company recorded a loss on held for sale of $5,929 for the three months ended February 28, 2026 as a result of the fair value analysis performed. This expense is included within selling, general and administrative expenses in the consolidated statement of operations. There was no comparable loss for the three months ended February 28, 2025.
NOTE 4—SHARE-BASED COMPENSATION:
The Company recognizes share-based compensation expense for all share-based awards made to employees and directors, including restricted stock awards, restricted stock units, and performance-based restricted stock units based on estimated fair values.

In January 2026, the Company granted 213 restricted stock units and 279 performance-based restricted stock units under the Concentrix Corporation Amended and Restated 2020 Stock Incentive Plan, as amended (the “2020 Plan”), which included annual awards to the Company’s senior executive team. The restricted stock units had a grant date weighted-average fair value of $41.76 per share and vest ratably over a service period of three years. The performance-based restricted stock units had a grant date weighted-average fair value of $37.84 per share and will vest, if at all, upon the achievement of certain financial targets during the three-year period ending November 30, 2028.
The Company recorded share-based compensation expense of $29,455 and $26,600 for the three months ended February 28, 2026 and 2025, respectively. Share-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.
NOTE 5—BALANCE SHEET COMPONENTS:

Cash, cash equivalents, cash held for sale, restricted cash and restricted cash held for sale:

The following table provides a reconciliation of cash, cash equivalents, cash held for sale, restricted cash and restricted cash held for sale reported within the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:

	As of
	February 28, 2026	February 28, 2025
Cash and cash equivalents	$222,699	$308,000
Cash held for sale	11,304	—
Restricted cash included in other current assets	22,140	167,449
Restricted cash held for sale	159,369	—
Cash, cash equivalents, cash held for sale, restricted cash and restricted cash held for sale	$415,512	$475,449
Restricted cash and restricted cash held for sale balances relate primarily to funds held for clients, restrictions placed on cash deposits by banks as collateral for the issuance of bank guarantees and the terms of a government grant, and letters of credit for leases. Of the restricted cash balance and restricted cash held for sale balance, $174,314 and $187,139 related to funds held for clients as of February 28, 2026 and November 30, 2025, respectively. As of February 28, 2026 and November 30, 2025, the Company has a corresponding current liability recorded in current liabilities held for sale and other accrued liabilities on the consolidated balance sheet related to these funds.

Accounts receivable, net:
Accounts receivable, net is comprised of the following as of February 28, 2026 and November 30, 2025:

	As of
	February 28, 2026	November 30, 2025
Billed accounts receivable	$1,118,407	$1,102,601
Unbilled accounts receivable	939,413	913,863
Less: Allowance for credit losses	(19,524)	(17,443)
Accounts receivable, net	$2,038,296	$1,999,021
Allowance for credit losses:
Presented below is a progression of the allowance for credit losses:

	Three Months Ended
	February 28, 2026	February 28, 2025
Balance at beginning of period	$17,443	$14,307
Net additions	2,081	3,313
Write-offs	—	(204)
Balance at end of period	$19,524	$17,416

Property and equipment, net:
The following table summarizes the carrying amounts and related accumulated depreciation for property and equipment as of February 28, 2026 and November 30, 2025:

	As of
	February 28, 2026	November 30, 2025
Land	$28,462	$28,391
Equipment, computers, and software	996,990	969,841
Furniture and fixtures	176,034	172,154
Buildings, building improvements, and leasehold improvements	733,010	704,074
Construction-in-progress	34,968	39,098
Total property and equipment, gross	$1,969,464	$1,913,558
Less: Accumulated depreciation	(1,243,401)	(1,178,008)
Property and equipment, net	$726,063	$735,550

Shown below are the countries where 10% or more and other significant concentrations of the Company’s property and equipment, net are located as of February 28, 2026 and November 30, 2025:

	As of
	February 28, 2026	November 30, 2025
Property and equipment, net:
Philippines	$106,020	$105,475
United States	91,413	93,773
India	63,221	57,585
France	55,029	56,386
Others	410,380	422,331
Total	$726,063	$735,550
Goodwill:
The following table summarizes the changes in the Company’s goodwill for the three months ended February 28, 2026 and February 28, 2025:

	Three Months Ended
	February 28, 2026	February 28, 2025
Balance at beginning of period	$3,671,746	$4,986,967
Acquisition	—	2,353
Assets held for sale	(8,883)	—
Foreign exchange translation	33,189	(53,562)
Balance at end of period	$3,696,052	$4,935,758
Intangible assets, net:
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of February 28, 2026 and November 30, 2025:

	As of February 28, 2026			As of November 30, 2025
	Gross amounts	Accumulated amortization	Net amounts	Gross amounts	Accumulated amortization	Net amounts
Customer relationships	$3,757,690	$(1,924,094)	$1,833,596	$3,736,591	$(1,822,119)	$1,914,472
Technology	79,718	(67,704)	12,014	79,603	(64,089)	15,514
Trade names	125,742	(104,314)	21,428	123,484	(93,132)	30,352
Non-compete agreements	2,200	(2,200)	—	2,200	(2,200)	—
	$3,965,350	$(2,098,312)	$1,867,038	$3,941,878	$(1,981,540)	$1,960,338

Estimated future amortization expense of the Company’s intangible assets is as follows:

Fiscal years ending November 30,
2026 (remaining nine months)	$278,839
2027	301,143
2028	255,252
2029	212,422
2030	180,027
Thereafter	639,355
Total	$1,867,038
Accumulated other comprehensive loss:
The components of accumulated other comprehensive loss (“AOCL”), net of taxes, were as follows:

	Three Months Ended February 28, 2026 and 2025
	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on hedges, net of taxes	Foreign currency translation adjustments and other, net of taxes	Total
Balances at November 30, 2024	$(5,283)	$(25,881)	$(383,149)	$(414,313)
Other comprehensive income (loss) before reclassification	1,152	1,287	(60,914)	(58,475)
Reclassification of gains from other comprehensive income (loss)	—	4,586	—	4,586
Balances at February 28, 2025	$(4,131)	$(20,008)	$(444,063)	$(468,202)

Balances at November 30, 2025	$(1,581)	$(22,641)	$(228,240)	$(252,462)
Other comprehensive income (loss) before reclassification	(14)	3,471	53,692	57,149
Reclassification of losses from other comprehensive income (loss)	—	4,334	—	4,334
Balances at February 28, 2026	$(1,595)	$(14,836)	$(174,548)	$(190,979)
Refer to Note 6—Derivative Instruments for the location of gains and losses on cash flow hedges reclassified from other accumulated other comprehensive loss to the consolidated statements of operations. Reclassifications of amortization of actuarial (gains) losses of defined benefit plans are recorded in “Other expense (income), net” in the consolidated statement of operations.
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
Cash Flow Hedges
To mitigate the impact on gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s legal entities with functional currencies that are not U.S. dollars may hedge a portion of forecasted revenue or costs not denominated in the entities’ functional currencies. These instruments mature at various dates through February 2028. Gains and losses on cash flow hedges are recorded in AOCL until the hedged item is recognized in earnings. Deferred gains and losses related to cash flow hedges of foreign currency costs are recognized as a component of “Cost of revenue” or “Selling, general and administrative expenses” in the same period as the related costs are recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCL associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions.
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
Interest rate swaps and cross-currency interest rate swaps
In fiscal year 2023, the Company entered into cross-currency swap arrangements with certain financial institutions for a total notional amount of $500,000, which represented $250,000 aggregate principal amount of the Company’s 6.650% Senior Notes due 2026 and $250,000 aggregate principal amount of the Company’s 6.600% Senior Notes due 2028. As part of the senior notes refinancing that occurred in February 2026 (as further described in Note 8), the Company extended cross-currency swap arrangements with certain financial institutions for a total notional amount equivalent to $250,000 aggregate principal amount of the Company’s 6.500% Senior Notes due in 2029 (previously associated with $250,000 aggregate principal amount of the Company’s 6.650% Senior Notes due 2026).

In addition to aligning the currency of a portion of the Company’s interest payments to the Company’s euro-denominated cash flows, the arrangements, together with intercompany loans and additional intercompany cross-currency interest rate swap arrangements, effectively converted $250,000 aggregate principal amount of the Company’s 6.600% Senior Notes due 2028 and $250,000 aggregate principal amount of the Company’s 6.500% Senior Notes due 2029 into synthetic fixed euro-based debt, both at weighted average interest rates of 5.18%.

The cross-currency interest rate swaps are designated as fair value hedges.

In September 2025, in connection with the issuance of delayed draw term loans in the total principal amount of $750,000, the Company entered into an interest rate swap to fix the interest component associated with this debt, creating synthetic fixed-rate debt. Concurrent with entering into the interest rate swaps, the Company entered into cross-currency swap arrangements with certain financial institutions for a total notional amount equivalent to $750,000. In addition to aligning the currency of the Company’s interest payments to the Company’s euro-denominated cash flows, the arrangements, together with intercompany loans and additional intercompany cross-currency interest rate swap arrangements, effectively converted the delayed draw term loans into synthetic fixed euro-based debt at weighted average interest rates of 3.43% for the three-year term loan and 3.69% for the five-year term loan.
The interest rate swap is designated as a cash flow hedge and the cross-currency swaps are designated as fair value hedges.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets
The fair values of the Company’s derivative instruments are disclosed in Note 7—Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item	February 28, 2026	November 30, 2025
Derivative instruments designated as fair value hedges:
Cross-currency interest rate swaps (notional value)	$1,112,706	$1,112,706
Other assets	—	5,343
Other current liabilities and other long-term liabilities	69,114	49,319
Derivative instruments designated as cash flow hedges:
Interest rate swaps (notional value)	$750,000	$750,000
Other long-term liabilities	5,065	3,357
Foreign exchange forward contracts (notional value)	$1,082,914	$1,049,896
Other current assets and other assets	7,021	914
Other accrued liabilities and other long-term liabilities	13,993	21,424
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

The Effect of Derivative Instruments on AOCL and the Consolidated Statements of Operations
The following table shows the location of the gains and losses, before taxes, of the Company’s derivative instruments designated as cash flow hedges, fair value hedges, and not designated as hedging instruments in other comprehensive income (loss) (“OCI”), and the consolidated statements of operations for the periods presented:

		Three Months Ended
	Locations of gain (loss) in statement of operations	February 28, 2026	February 28, 2025
Derivative instruments designated as cash flow and fair value hedges:
Gains (losses) recognized in OCI:
Foreign exchange forward contracts		$7,727	$(3,226)
Cross-currency interest rate swaps		(584)	3,694
Interest rate swaps		(1,708)	—
Total		$5,435	$468

Gains (losses) reclassified from AOCL into income:
Foreign exchange forward contracts
Gain (loss) reclassified from AOCL into income	Cost of revenue	$(3,947)	$(4,582)
Gain (loss) reclassified from AOCL into income	Selling, general and administrative expenses	(1,864)	(1,566)
Total		$(5,811)	$(6,148)

Derivative instruments not designated as hedging instruments:
Gain (loss) recognized from foreign exchange forward contracts, net(1)	Other expense (income), net	$—	$9,062
(1) The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net losses in AOCL that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $6,219.
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

The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of February 28, 2026				As of November 30, 2025
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets measured at fair value:
Cash and cash equivalents, including cash held for sale	$234,003	$234,003	$—	$—	$329,404	$329,404	$—	$—
Restricted cash, including restricted cash held for sale	181,509	181,509	—	—	191,723	191,723	—	—
Forward foreign currency exchange contracts	7,021	—	7,021	—	914	—	914	—
Cross-currency interest rate swaps	—	—	—	—	5,343	—	5,343	—
Liabilities measured at fair value:
Forward foreign currency exchange contracts	13,993	—	13,993	—	21,424	—	21,424	—
Cross-currency interest rate swaps	69,114	—	69,114	—	49,319	—	49,319	—
Interest rate swaps	5,065	—	5,065	—	3,357	—	3,357	—
Acquisition contingent consideration	6,513	—	—	6,513	7,866	—	—	7,866
Liabilities measured at other than fair value:
Long-term debt (senior notes)
Fair value	2,132,795	—	2,132,795	—	2,184,727	—	2,184,727	—
Carrying amount	2,136,739	—	—	—	2,139,537	—	—	—
The Company’s cash and cash equivalents, including cash held for sale, consist primarily of cash on hand, including bank deposits, money market fund securities, and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Restricted cash balances, including restricted cash held for sale, relate primarily to funds held for clients. The carrying values of restricted cash balances approximate fair value since they are highly liquid and short-term in nature. The Company does not adjust the quoted market price for such financial instruments. The fair values of forward exchange contracts are measured based on the foreign currency spots, forward rates, and volatility. Fair values of long-term foreign currency exchange contracts are measured using valuations based upon quoted prices for similar assets and liabilities in active markets and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. The fair values of the cross-currency interest rate swaps are determined using a market approach that is based on observable inputs other than quoted market prices, including contract terms, interest rates, currency rates, and other market factors. The estimated fair value of the acquisition contingent consideration is determined using a Monte-Carlo simulation model. The inputs include the closing price of Concentrix common stock as of the reporting period end date, Concentrix-specific historical equity volatility, and the risk-free rate. The inputs for this liability are unobservable, and therefore, are classified within Level 3 of the fair value hierarchy. Changes in the fair value of this liability are recorded in other expense (income), net on the consolidated statement of operations.

The effect of nonperformance risk on the fair value of derivative instruments was not material as of February 28, 2026 and November 30, 2025.

The carrying values of accounts receivable and accounts payable approximate fair value due to their short maturities and interest rates that are variable in nature. The carrying values of the outstanding balance on the term loans under the Company’s senior credit facility and the outstanding balance on the Company’s accounts receivable securitization facility (the “Securitization Facility”) approximate their fair values since they bear interest rates that are similar to existing market rates. The fair values of the 2026 Notes, 2028 Notes, 2029 Notes, and 2033 Notes (as defined in Note 8) are based on quoted prices in active markets and are classified within Level 2 of the fair value hierarchy. The Company does not adjust the quoted market prices for such financial instruments.
During the three months ended February 28, 2026 and 2025, there were no transfers between the fair value measurement category levels.
NOTE 8—BORROWINGS:
Borrowings consist of the following:

	As of
	February 28, 2026	November 30, 2025

Credit Facility - current portion of term loans component	$550,000	$65,625
6.650% Senior Notes due 2026	200,000	—
Current portion of long-term debt	$750,000	$65,625

6.650% Senior Notes due 2026	$—	$800,000
6.600% Senior Notes due 2028	800,000	800,000
6.500% Senior Notes due 2029	600,000	—
6.850% Senior Notes due 2033	550,000	550,000
Credit Facility - term loans component	1,406,250	1,900,000
Securitization Facility	655,500	537,000
Long-term debt, before unamortized debt discount and issuance costs	4,011,750	4,587,000
Less: unamortized debt discount and issuance costs	(16,497)	(14,111)
Long-term debt, net	$3,995,253	$4,572,889

Senior Notes

On February 24, 2026, the Company issued and sold $600,000 aggregate principal amount of 6.500% Senior Notes due 2029 (the “2029 Notes”). The Notes were sold in a registered public offering pursuant to the Company’s Registration Statement on Form S-3, which became effective upon filing, and a Prospectus Supplement dated February 12, 2026, to a Prospectus dated July 17, 2023.

The Company used the net proceeds from the sale of the 2029 Notes, together with other available funds, to redeem $600,000 of its 6.650% Senior Notes due 2026 (the “2026 Notes”), of which $800,000 aggregate principal amount was outstanding immediately before giving effect to such redemption. The Company recorded debt extinguishment costs of $6,268 associated with the early redemption of a portion of the 2026 Notes. These costs are included in interest expense and finance charges, net on the consolidated statement of operations for the three months ended February 28, 2026. There were no such costs in the three months ended February 28, 2025.

On August 2, 2023, the Company issued and sold (i) $800,000 aggregate principal amount of the 2026 Notes, (ii) $800,000 aggregate principal amount of 6.600% Senior Notes due 2028 (the “2028 Notes”) and (iii) $550,000

aggregate principal amount of 6.850% Senior Notes due 2033 (the “2033 Notes” and, together with the 2026 Notes, 2028 Notes and 2029 Notes, the “Senior Notes”). The 2026 Notes, 2028 Notes and 2033 Notes were sold in a registered public offering pursuant to the Company’s Registration Statement on Form S-3, which became effective upon filing, and a Prospectus Supplement dated July 19, 2023, to a Prospectus dated July 17, 2023.

The 2029 Notes and the Senior Notes were issued pursuant to, and are governed by, an indenture, dated as of August 2, 2023 (the “Base Indenture”), between Concentrix and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), as supplemented by a first supplemental indenture dated as of August 2, 2023 between Concentrix and the Trustee relating to the 2026 Notes, a second supplemental indenture dated as of August 2, 2023 between Concentrix and the Trustee relating to the 2028 Notes, a third supplemental indenture dated as of August 2, 2023 between Concentrix and the Trustee relating to the 2033 Notes, and a fourth supplemental indenture dated as of February 24, 2026 between Concentrix and the Trustee relating to the 2029 Notes (such supplemental indentures, together with the Base Indenture, the “Indenture”). The Indenture contains customary covenants and restrictions, including covenants that limit Concentrix Corporation’s and certain of its subsidiaries’ ability to create or incur liens on shares of stock of certain subsidiaries or on principal properties, engage in sale/leaseback transactions or, with respect to Concentrix Corporation, consolidate or merge with, or sell or lease substantially all its assets to, another person. The Indenture also provides for customary events of default.

The interest rate payable on the 2029 Notes is subject to adjustment from time to time if any of Moody’s, S&P or Fitch (in each case, as defined in the Indenture) (or, in each case, a substitute rating agency therefor), downgrades (or subsequently upgrades) the debt rating applicable to the 2029 Notes.

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

The maturity date of the New Term Loan Facility and the 3-Year DD Term Loan Facility is September 30, 2028. The maturity date of the 5-Year DD Term Loan Facility and the Revolving Credit Facility is April 11, 2030, subject, in the case of the Revolving Credit Facility, to two one-year extensions upon Concentrix’ prior notice to the lenders and the agreement of the lenders to extend such maturity date. The maturity date of the Continued Term Loan Facility is December 27, 2026.

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
As of February 28, 2026 and November 30, 2025, the outstanding principal balance on the Company’s term loans was $1,956,250 and $1,965,625, respectively. The Company made a required quarterly principal payment of $9,375 on the term loans during the first quarter of fiscal year 2026.
None of Concentrix’ subsidiaries guarantee the obligations under the Restated Credit Agreement.
As of February 28, 2026 and November 30, 2025, no amounts were outstanding under the Company’s revolving credit facility.
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
On March 20, 2026, the Company entered into an amendment to the Securitization Facility to increase the commitment of the lenders to provide available borrowings from up to $700,000 to up to $750,000 and extend the termination date of the Securitization Facility from January 14, 2027 to March 20, 2028.

Covenant compliance
As of February 28, 2026 and November 30, 2025, Concentrix was in compliance with all covenants for the above arrangements.

NOTE 9—EARNINGS PER SHARE:

Basic and diluted earnings per common share (“EPS”) are computed using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating security.

	Three Months Ended
	February 28, 2026	February 28, 2025
Basic earnings per common share:
Net income	$21,589	$70,257
Less: net income allocated to participating securities(1)	(1,185)	(3,417)
Net income attributable to common stockholders	$20,404	$66,840

Weighted-average number of common shares - basic	61,279	64,037

Basic earnings per common share	$0.33	$1.04

Diluted earnings per common share:
Net income	$21,589	$70,257
Less: net income allocated to participating securities(1)	(1,185)	(3,416)
Net income attributable to common stockholders	$20,404	$66,841

Weighted-average number of common shares - basic	61,279	64,037
Effect of dilutive securities:
Stock options and certain restricted stock units	21	28
Weighted-average number of common shares - diluted	61,300	64,065

Diluted earnings per common share	$0.33	$1.04
(1) Restricted stock awards and certain restricted stock units granted to employees by the Company are considered participating securities. For the three months ended February 28, 2026, dividends paid to common stockholders and participating securities exceeded net income. As a result, the allocation to participating securities in the three months ended February 28, 2026 represents dividends paid to participating securities as participating securities do not participate in undistributed losses.
NOTE 10—REVENUE:
Disaggregated revenue
The following table presents the Company’s revenue disaggregated by primary industry verticals:

	Three Months Ended
	February 28, 2026	February 28, 2025
Industry vertical:
Technology and consumer electronics	$635,089	$657,692
Retail, travel and e-commerce	649,363	583,898
Communications and media	394,016	371,000
Banking, financial services and insurance	421,605	365,193
Healthcare	178,830	189,805
Other	221,488	204,634
Total	$2,500,391	$2,372,222

NOTE 11—PENSION AND EMPLOYEE BENEFITS PLANS:
The Company has a 401(k) plan in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in the 401(k) plan on the first day of the month after their employment date. The Company may make discretionary contributions under the plan. Employees in most of the Company’s non-U.S. legal entities are covered by government mandated defined contribution plans. During the three months ended February 28, 2026 and February 28, 2025, the Company contributed $34,068 and $28,621, respectively, to defined contribution plans.
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
Net benefit costs related to defined benefit plans were $4,779 and $3,883, during the three months ended February 28, 2026 and February 28, 2025, respectively. Service costs are recorded in cost of revenue and selling, general and administrative expenses, while the remaining components of total pension costs are recorded within other expense (income), net in the consolidated statements of operations. On an aggregate basis, the plans were underfunded by $81,105 and $81,064 at February 28, 2026 and November 30, 2025, respectively.
NOTE 12—INCOME TAXES:
Income taxes consist of current and deferred tax expense resulting from income earned in domestic and international jurisdictions. The effective tax rates for the three months ended February 28, 2026 and February 28, 2025 were impacted by the geographic mix of worldwide income and certain discrete items.
The liability for unrecognized tax benefits was $87,404 and $95,034 at February 28, 2026 and November 30, 2025, respectively, and is included in other long-term liabilities in the consolidated balance sheets. As of February 28, 2026 and November 30, 2025, the total amount of unrecognized tax benefits that would affect income tax expense if recognized in the consolidated financial statements was $86,265 and $88,130, respectively. This amount includes net interest and penalties of $13,511 and $12,860 for the respective periods. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease between approximately $9,348 and $12,279 in the next twelve months; however, actual developments in this area could differ from those currently expected.

NOTE 13— LEASES:
The Company leases certain of its facilities and equipment under operating lease agreements, which expire in various periods through 2036. The Company’s finance leases are not material.
The following table presents the various components of operating lease costs:

	Three Months Ended
	February 28, 2026	February 28, 2025
Operating lease cost	$86,225	$74,282
Short-term lease cost	14,908	19,654
Variable lease cost	14,430	12,471
Sublease income	(455)	(1,867)
Total operating lease cost	$115,108	$104,540
The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five fiscal years and thereafter as of February 28, 2026:

Fiscal Years Ending November 30,
2026 (remaining nine months)	$248,320
2027	276,003
2028	217,948
2029	150,790
2030	90,161
Thereafter	108,999
Total payments	1,092,221
Less: imputed interest*	153,104
Total present value of lease payments	$939,117
*Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.
The following amounts were recorded in the consolidated balance sheets related to the Company’s operating leases:

		As of
Description	Balance Sheet location	February 28, 2026	November 30, 2025
Operating lease ROU assets	Other assets	$895,382	$857,025
Current operating lease liabilities	Other accrued liabilities	265,412	256,739
Non-current operating lease liabilities	Other long-term liabilities	673,705	641,444
The following table presents supplemental cash flow information related to the Company’s operating leases. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Three Months Ended
	February 28, 2026	February 28, 2025
Cash paid for amounts included in the measurement of lease liabilities	$74,774	$80,490
Non-cash ROU assets obtained in exchange for lease liabilities	70,709	40,593

The weighted-average remaining lease term and discount rate as of February 28, 2026 and November 30, 2025 were as follows:

	As of
	February 28, 2026	November 30, 2025
Weighted-average remaining lease term (years)	4.26	4.20
Weighted-average discount rate	6.92%	6.85%
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
During the three months ended February 28, 2026 and February 28, 2025, under the share repurchase program, the Company repurchased 1,081 and 540 shares, respectively, of its common stock for an aggregate purchase price of $43,194 and $25,846, respectively. The share repurchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes. At February 28, 2026, approximately $396,602 remained available for share repurchases under the existing authorization from the Company’s board of directors.
Dividends
During fiscal years 2026 and 2025, the Company paid the following dividends per share approved by the Company’s board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
January 15, 2025	January 31, 2025	$0.33275	February 11, 2025
March 26, 2025	April 25, 2025	$0.33275	May 6, 2025
June 26, 2025	July 25, 2025	$0.33275	August 5, 2025
September 25, 2025	October 24, 2025	$0.36	November 4, 2025
January 13, 2026	January 30, 2026	$0.36	February 10, 2026

On March 24, 2026, the Company announced a cash dividend of $0.36 per share to stockholders of record as of April 24, 2026, payable on May 5, 2026.
NOTE 16—SEGMENT REPORTING:
The Company operates as one operating segment. The Company's chief operating decision maker (“CODM”) is its President and Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net income and operating income to assess financial performance, allocate resources, and make key operating decisions. The following table presents selected financial information, including significant segment expenses, with respect to the Company’s single operating segment for the three months ended February 28, 2026 and 2025.

	Three Months Ended
	February 28, 2026	February 28, 2025
Revenue	$2,500,391	$2,372,222
Cost of revenue (1)	1,632,740	1,513,455
Selling, general and administrative expenses (2)	519,470	484,560
Acquisition-related, integration and restructuring expenses	34,869	18,024
Share-based compensation expense	29,455	26,600
Amortization of intangible assets	103,456	105,619
Loss on held for sale	5,929	—
Depreciation expense	55,913	55,097
Operating income	118,559	168,867
Interest expense and finance charges, net	75,317	72,994
Other expense (income), net	14,511	(4,919)
Provision for income taxes	7,142	30,535
Net income	$21,589	$70,257
(1) Exclusive of depreciation expense and acquisition-related, integration and restructuring expenses.

(2) Exclusive of loss on held for sale, depreciation expense, amortization of intangible assets, acquisition-related, integration and restructuring expenses, and share-based compensation expense.
For the three months ended February 28, 2026, acquisition-related, integration and restructuring expenses primarily included restructuring costs associated with the Company’s recent cost reduction initiatives, including severance and employee-related costs. Restructuring expenses also included costs associated with facilities consolidation, including lease terminations. For the three months ended February 28, 2025, acquisition-related, integration and restructuring costs primarily included integration costs associated with the combination with Webhelp and restructuring expenses. These costs primarily include severance and employee-related costs, costs associated with facilities consolidation, including lease terminations to integrate the businesses, and information technology system consolidation costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2025, as filed with the Securities and Exchange Commission on January 28, 2026. References to “we,” “our,” “us,” or “the Company” or “Concentrix” refer to Concentrix Corporation and its subsidiaries.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our expected future financial condition and growth, cash flows, results of operations, effective tax rate, leverage, liquidity, business strategy, competitive position, demand and market acceptance for our services and products portfolio, seasonality of our business, international operations, the potential benefits associated with use of the Company’s technology and services, acquisition opportunities and the anticipated impact of acquisitions, capital allocation and dividends, growth opportunities, spending, capital expenditures and investments, debt repayment and obligations, competition and market forecasts, industry trends, our human capital resources and sustainability initiatives, and statements that include words such as believe, expect, may, will, provide, could, should, and other similar expressions. These forward-looking statements are inherently uncertain and involve substantial risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Risks and uncertainties include, among other things: risks related to general economic and geopolitical conditions and their effects on our clients’ businesses and demand for our services, including consumer demand, interest rates, inflation, the price of oil and other petroleum-based products, international tariffs and global trade policies, supply chains, the conflicts in the Middle East and Ukraine; cyberattacks on the Company’s or its clients’ networks and information technology systems; uncertainty around, and disruption from, new and emerging technologies, including the adoption and utilization of artificial intelligence (“AI”), including agentic and generative AI; the failure of the Company’s staff and contractors to adhere to the Company’s and its clients’ controls and processes; the inability to protect personal and proprietary information; the effects of communicable diseases or other public health crises, natural disasters and adverse weather conditions; geopolitical, economic and climate- or weather-related risks in regions with a significant concentration of the Company’s operations; the ability to successfully execute the Company’s strategy; the timing and success of product launches; competitive conditions in our industry and consolidation of our competitors; variability in demand by the Company’s clients or the early termination of the Company’s client contracts; the level of business activity of the Company’s clients and the market acceptance and performance of their products and services; the demand for end-to-end solutions and technology; damage to the company’s reputation through the actions or inactions of third parties; changes in law, regulations, or regulatory guidance, or changes in their interpretation or enforcement, including changes in law and policy that restrict travel or visas between countries in which we have operations; the operability of the Company’s communication services and information technology systems and networks; the loss of key personnel or the inability to attract and retain staff across all geographies with the skills and expertise needed for the Company’s business; increases in the cost of labor, including minimum wage rates in the countries in which we operate; the inability to successfully identify, complete, and integrate strategic acquisitions or investments or realize anticipated benefits within the expected timeframe; higher than expected tax liabilities; currency exchange rate fluctuations; investigative or legal actions; and other risks that are described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2025. We do not intend to update forward-looking statements, which speak only as of the date hereof, unless otherwise required by law.

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
Our technology and services are generally characterized by flat unit prices. Approximately 98% of our revenue is recognized as services are performed, based on staffing hours or the number of client customer transactions handled using contractual rates. Remaining revenue from the sale of these solutions is typically recognized as the services are provided over the duration of the contract using contractual rates.
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
For the three months ended February 28, 2026 and 2025, approximately 90% and 89%, respectively, of our consolidated revenue was generated from our non-U.S. operations, and approximately 52% and 55%, respectively, of our consolidated revenue was priced in U.S. dollars. We expect that a significant amount of our revenue will continue to be generated from our non-U.S. operations while being priced in U.S. dollars. We have certain client contracts that are priced in non-U.S. dollar currencies for which a substantial portion of the costs to deliver the services are in other currencies. Accordingly, our revenue may be earned in currencies that are different from the currencies in which we incur corresponding expenses. Fluctuations in the value of currencies, such as the Philippine peso, the Indian rupee, the Egyptian pound, the Columbian peso, and the Canadian dollar, against the U.S. dollar or other currencies in which we bill our clients, and inflation in the local economies in which these delivery centers are located, can impact the operating and labor costs in these delivery centers, which can result in reduced profitability. As a result, our revenue growth, costs, and profitability have been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates and inflation.
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

Our business operates globally in 74 countries across six continents. We have significant concentrations in the Philippines, India, Brazil, the United States, Egypt, Türkiye, Colombia, Malaysia, Morocco, China, South Africa, the United Kingdom, and elsewhere throughout EMEA, Latin America, and Asia-Pacific. Accordingly, we historically have and expect to continue to be impacted by economic strength or weakness in these geographies and by the strengthening or weakening of local currencies relative to the U.S. dollar.

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
Critical Accounting Policies and Estimates
During the three months ended February 28, 2026, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2025.

Results of Operations – Three Months Ended February 28, 2026 and 2025

	Three Months Ended
	February 28, 2026	February 28, 2025

	($ in thousands)
Revenue	$2,500,391	$2,372,222
Cost of revenue	1,650,734	1,516,323
Gross profit	849,657	855,899
Selling, general and administrative expenses	731,098	687,032
Operating income	118,559	168,867
Interest expense and finance charges, net	75,317	72,994
Other expense (income), net	14,511	(4,919)
Income before income taxes	28,731	100,792
Provision for income taxes	7,142	30,535
Net income	$21,589	$70,257
Revenue

	Three Months Ended		% Change
	February 28, 2026	February 28, 2025	2026 to 2025

	($ in thousands)
Industry vertical:
Technology and consumer electronics	$635,089	$657,692	(3.4)%
Retail, travel and e-commerce	649,363	583,898	11.2%
Communications and media	394,016	371,000	6.2%
Banking, financial services and insurance	421,605	365,193	15.4%
Healthcare	178,830	189,805	(5.8)%
Other	221,488	204,634	8.2%
Total	$2,500,391	$2,372,222	5.4%
We generate revenue by delivering our technology and services to our clients categorized in the above industry verticals. Our solutions focus on customer engagement, process optimization, and back-office automation.
Our revenue increased by 5.4% for the three months ended February 28, 2026, compared to the three months ended February 28, 2025. The increase in revenue resulted primarily from increases in revenue across our retail, travel and e-commerce, banking, financial services and insurance, communications and media and other verticals offset by decreases in our technology and consumer electronics and healthcare verticals. Foreign currency exchange rates had a positive impact of $82.1 million, or 3.5%, on revenue growth for the period. The favorable foreign currency rate impact on revenue was primarily due to the strengthening of the euro against the U.S. dollar.
Revenue in our technology and consumer electronics vertical decreased by 3.4%, primarily due to decreases in revenue for certain larger clients in the vertical, partially offset by an increase in revenue with a larger client in the vertical. Revenue in our retail, travel and e-commerce vertical increased by 11.2%, primarily due to increases in revenue across the majority of clients in this vertical, including our largest clients. Revenue in our communications and media vertical increased by 6.2%, primarily due to increases in revenue with several larger clients in the vertical. Revenue in our banking, financial services and insurance vertical increased by 15.4%, primarily due to increases in revenue from the majority of clients in the vertical, including our largest client. Revenue in our healthcare vertical decreased by 5.8%, primarily due to decreases in revenue from several larger clients in the vertical. Revenue in our other vertical increased by 8.2%, primarily related to increases in revenue related to several larger clients in the vertical.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended		% Change
	February 28, 2026	February 28, 2025	2026 to 2025

	($ in thousands)
Cost of revenue	$1,650,734	$1,516,323	8.9%
Gross profit	$849,657	$855,899	(0.7)%
Gross margin %	34.0%	36.1%
Cost of revenue consists primarily of personnel costs. Gross margins can be impacted by resource location, client mix and pricing, additional lead time for programs to be fully scalable, and transition and initial set-up costs.
Our cost of revenue increased by 8.9% in the three months ended February 28, 2026, compared to the three months ended February 28, 2025. Cost of revenue increased $53.7 million, or 3.5%, due to changes in foreign currency exchange rates, which was caused primarily by the strengthening of the euro and several other currencies against the U.S. dollar. Cost of revenue also increased $15.1 million due to an increase in acquisition-related, integration and restructuring expenses, primarily related to severance expenses and employee-related costs as a result of the Company’s recent cost reduction initiatives. Further increases in cost of revenue resulted due to increases in underlying revenue due to client volumes and wage increases across certain countries.
Our gross profit decreased by 0.7% in the three months ended February 28, 2026, compared to the three months ended February 28, 2025, primarily due to decreases in gross profit associated with underlying business and the increases in cost of revenue described above. The decreases were partially offset by a net favorable foreign currency impact of $28.4 million on gross profit. Our gross margin percentage for the three months ended February 28, 2026 decreased to 34.0% from 36.1% in the prior fiscal year period due to the changes to revenue and gross profit previously described.
Selling, General and Administrative Expenses

	Three Months Ended		% Change
	February 28, 2026	February 28, 2025	2026 to 2025

	($ in thousands)
Selling, general and administrative expenses	$731,098	$687,032	6.4%
Percentage of revenue	29.2%	29.0%
Our selling, general and administrative expenses consist primarily of support personnel costs such as salaries, commissions, bonuses, employee benefits, and share-based compensation costs. Selling, general and administrative expenses also include the cost of our global delivery facilities, utility expenses, hardware and software costs related to our technology infrastructure, legal and professional fees, depreciation on our technology and facility equipment, amortization of intangible assets resulting from acquisitions, marketing expenses, and acquisition-related, integration and restructuring expenses.
Our selling, general and administrative expenses increased by 6.4% in the three months ended February 28, 2026, compared to the three months ended February 28, 2025. Contributing to the increase over the prior year period was an increase of $28.7 million due to changes in foreign currency exchange rates and $5.9 million related to the loss on held for sale of a non-core business. As a percentage of revenue, selling, general and administrative expenses increased from 29.0% in the first fiscal quarter of 2025 to 29.2% in the first fiscal quarter of 2026, primarily due to the changes previously described.
Operating Income

	Three Months Ended		% Change
	February 28, 2026	February 28, 2025	2026 to 2025

	($ in thousands)
Operating income	$118,559	$168,867	(29.8)%
Operating margin	4.7%	7.1%
Our operating income decreased during the three months ended February 28, 2026, compared to the three months ended February 28, 2025, primarily due to the decrease in gross profit and the increase in selling, general and administrative expenses.

Our operating margin decreased during the three months ended February 28, 2026, compared to the three months ended February 28, 2025, primarily due to the decrease in gross margin and the increase in selling, general and administrative expenses as a percentage of revenue.

Interest Expense and Finance Charges, Net

	Three Months Ended		% Change
	February 28, 2026	February 28, 2025	2026 to 2025

	($ in thousands)
Interest expense and finance charges, net	$75,317	$72,994	3.2%
Percentage of revenue	3.0%	3.1%
Amounts recorded in interest expense and finance charges, net consist primarily of interest expense on our senior notes, interest expense on term loan borrowings under our senior credit facility, interest expense on borrowings under our accounts receivable securitization facility (the “Securitization Facility”), and, for the three months ended February 28, 2025, interest expense on the promissory note issued by us to certain sellers in connection with our combination with Webhelp (the “Sellers’ Note”).
The increase in interest expense and finance charges, net for the three months ended February 28, 2026, compared to the three months ended February 28, 2025, was primarily related to debt extinguishment costs of $6.3 million associated with our early redemption of $600 million principal amount of our senior notes due in August 2026.
Other Expense (Income), Net

	Three Months Ended		% Change
	February 28, 2026	February 28, 2025	2026 to 2025

	($ in thousands)
Other expense (income), net	$14,511	$(4,919)	(395.0)%
Percentage of revenue	0.6%	(0.2)%
Amounts recorded as other expense (income), net primarily include foreign currency transaction gains and losses other than cash flow hedges, investment gains and losses, the non-service component of pension costs, other non-operating gains and losses, and changes in acquisition contingent consideration.
Other expense (income), net for the three months ended February 28, 2026 was an expense of $14.5 million, compared to income of $4.9 million for the three months ended February 28, 2025. The change in other expense (income), net over the prior fiscal year period was primarily due to a year-over-year increase in net expense of $16.5 million related to net changes in foreign currency transaction gains (losses).
Provision for Income Taxes

	Three Months Ended		% Change
	February 28, 2026	February 28, 2025	2026 to 2025

	($ in thousands)
Provision for income taxes	$7,142	$30,535	(76.6)%
Percentage of income before income taxes	24.9%	30.3%
Our provision for income taxes consists of our current and deferred tax expense resulting from our income earned in domestic and international jurisdictions.
Our provision for income taxes decreased for the three months ended February 28, 2026, compared to the three months ended February 28, 2025. The decrease in expense was primarily due to a decrease in income before taxes and a decrease in the effective tax rate. The effective tax rate for the three months ended February 28, 2026 decreased compared to the three months ended February 28, 2025, primarily due to certain discrete items and a change in the mix of income earned in different tax jurisdictions between periods.

Certain Non-GAAP Financial Information

In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:
•Non-GAAP operating income, which is operating income, adjusted to exclude acquisition-related, integration and restructuring expenses, step-up depreciation, amortization of intangible assets, loss on held for sale and share-based compensation.
•Non-GAAP operating margin, which is non-GAAP operating income, as defined above, divided by revenue.
•Adjusted earnings before interest, taxes, depreciation, and amortization, or adjusted EBITDA, which is non-GAAP operating income, as defined above, plus depreciation (exclusive of step-up depreciation).
•Adjusted EBITDA margin, which is adjusted EBITDA, as defined above, divided by revenue.
•Non-GAAP net income, which is net income excluding the tax-effected impact of acquisition-related, integration and restructuring expenses, step-up depreciation, amortization of intangible assets, loss on held for sale, share-based compensation, certain debt costs, imputed interest related to the Sellers’ Note, change in acquisition contingent consideration and foreign currency losses (gains), net. Non-GAAP net income also excludes the income tax effect of certain tax law changes.

•Free cash flow, which is cash flows from operating activities less capital expenditures, and adjusted free cash flow, which is free cash flow excluding the effect of changes in the outstanding factoring balance. We believe that free cash flow is a meaningful measure of cash flows since capital expenditures are a necessary component of ongoing operations. We believe that adjusted free cash flow is a meaningful measure of cash flows because it removes the effect of factoring which changes the timing of the receipt of cash for certain receivables. However, free cash flow and adjusted free cash flow have limitations because they do not represent the residual cash flow available for discretionary expenditures. For example, free cash flow and adjusted free cash flow do not incorporate payments for business acquisitions.
•Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share, tax effected impact of acquisition-related, integration and restructuring expenses, step-up depreciation, amortization of intangible assets, share-based compensation, certain debt costs, imputed interest related to the Sellers’ Note, certain legal settlement costs, change in acquisition contingent consideration and foreign currency losses (gains), net. Non-GAAP EPS also excludes the per share income tax effect of certain tax law changes. Non-GAAP EPS also reflects a per share adjustment to exclude non-GAAP net income attributable to participating securities.

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

	Three Months Ended
	February 28, 2026	February 28, 2025
	($ in thousands, except per share amounts)

Operating income	$118,559	$168,867
Acquisition-related, integration and restructuring expenses (1)	34,869	18,024
Step-up depreciation	2,755	2,376
Amortization of intangibles	103,456	105,619
Loss on held for sale	5,929	—
Share-based compensation	29,455	26,600
Non-GAAP operating income	$295,023	$321,486

Net income	$21,589	$70,257
Interest expense and finance charges, net	75,317	72,994
Provision for income taxes	7,142	30,535
Other expense (income), net	14,511	(4,919)
Acquisition-related, integration and restructuring expenses (1)	34,869	18,024
Step-up depreciation	2,755	2,376
Amortization of intangibles	103,456	105,619
Loss on held for sale	5,929	—
Share-based compensation	29,455	26,600
Depreciation (exclusive of step-up depreciation)	53,158	52,721
Adjusted EBITDA	$348,181	$374,207

Operating margin	4.7%	7.1%
Non-GAAP operating margin	11.8%	13.6%
Adjusted EBITDA margin	13.9%	15.8%

Net income	$21,589	$70,257
Acquisition-related, integration and restructuring expenses (1)	34,869	18,024
Step-up depreciation	2,755	2,376
Debt costs (2)	6,268	—
Imputed interest related to Sellers' Note included in interest expense and finance charges, net	—	4,186
Change in acquisition contingent consideration included in other expense (income), net	(416)	(2,024)
Foreign currency losses (gains), net (3)	12,306	(4,179)
Amortization of intangibles	103,456	105,619
Loss on held for sale	5,929	—
Share-based compensation	29,455	26,600
Income taxes related to the above (4)	(48,057)	(36,992)
Income tax effect of change in tax law	—	4,269
Non-GAAP net income	$168,154	$188,136

	Three Months Ended
	February 28, 2026	February 28, 2025
	($ in thousands, except per share amounts)

Diluted earnings per common share (“EPS”)	$0.33	$1.04
Acquisition-related, integration and restructuring expenses (1)	0.57	0.28
Step-up depreciation	0.04	0.04
Debt costs (2)	0.10	—
Imputed interest related to Sellers' Note included in interest expense and finance charges, net	—	0.07
Change in acquisition contingent consideration included in other expense (income), net	(0.01)	(0.03)
Foreign currency losses (gains), net (3)	0.20	(0.07)
Amortization of intangibles	1.69	1.65
Loss on held for sale	0.10	—
Share-based compensation	0.48	0.42
Income taxes related to the above (4)	(0.78)	(0.58)
Income tax effect of change in tax law	—	0.07
Adjustment for participating securities	(0.11)	(0.10)
Non-GAAP Diluted EPS	$2.61	$2.79

(1) For the three months ended February 28, 2026, acquisition-related, integration and restructuring expenses primarily included restructuring costs associated with the Company’s recent cost reduction initiatives, including severance and employee-related costs. Restructuring expenses also included costs associated with facilities consolidation, including lease terminations. For the three months ended February 28, 2025, acquisition-related, integration and restructuring costs primarily included integration costs associated with our combination with Webhelp and restructuring expenses. These costs primarily include severance and employee-related costs, costs associated with facilities consolidation, including lease terminations to integrate the businesses, and information technology system consolidation costs.

(2) For the three months ended February 28, 2026, debt costs included debt extinguishment costs associated with our early redemption of $600 million of our senior notes due in August 2026.

(3) Foreign currency losses (gains), net are included in other expense (income), net and primarily consist of gains and losses recognized on the revaluation and settlement of foreign currency transactions and realized and unrealized gains and losses on derivative contracts that do not qualify for hedge accounting.

(4) The tax effect of taxable and deductible non-GAAP adjustments was calculated using the tax-deductible portion of the expenses and applying the entity specific, statutory tax rates applicable to each item during the respective periods.

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

In September 2021, considering our strong free cash flow, low leverage, and adequate liquidity to support capital return to stockholders while maintaining flexibility to pursue acquisitions, our board of directors authorized a share repurchase program. Under the share repurchase program, the board of directors authorized the repurchase of up to $500 million of our common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. In January 2025, our board of directors extended our share repurchase program by authorizing an increase of the amount remaining for share repurchases under the existing share repurchase authorization to $600 million. The share repurchase program has no termination date and may be suspended or discontinued at any time. During the three months ended February 28, 2026 and February 28, 2025, we repurchased 1,081,121 and 539,802 shares, respectively, of our common stock under the share repurchase program for approximately $43.2 million and $25.8 million, respectively, in the aggregate. At February 28, 2026, approximately $396.6 million remained available for share repurchases under the existing authorization from our board of directors.

During fiscal years 2026 and 2025, we paid the following dividends per share approved by our board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
January 15, 2025	January 31, 2025	$0.33275	February 11, 2025
March 26, 2025	April 25, 2025	$0.33275	May 6, 2025
June 26, 2025	July 25, 2025	$0.33275	August 5, 2025
September 25, 2025	October 24, 2025	$0.36	November 4, 2025
January 13, 2026	January 30, 2026	$0.36	February 10, 2026

On March 24, 2026, the Company announced a cash dividend of $0.36 per share to stockholders of record as of April 24, 2026, payable on May 5, 2026.
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
Debt Arrangements
Senior Notes

On February 24, 2026, we issued and sold $600 million aggregate principal amount of 6.500% Senior Notes due 2029 (the “2029 Notes”). The 2029 Notes were sold in a registered public offering pursuant to our Registration Statement on Form S-3, which became effective upon filing, and a Prospectus Supplement dated February 12, 2026, to a Prospectus dated July 17, 2023.

We used the net proceeds from the sale of the 2029 Notes, together with other available funds, to redeem $600 million of our 6.650% Senior Notes due 2026 (the “2026 Notes”), of which $800 million aggregate principal amount was outstanding immediately before giving effect to such redemption. We recorded debt extinguishment costs of $6.3 million associated with this early redemption of a portion of the 2026 Notes.

On August 2, 2023, we issued and sold (i) $800 million aggregate principal amount of the 2026 Notes, (ii) $800 million aggregate principal amount of 6.600% Senior Notes due 2028 (the “2028 Notes”) and (iii) $550 million aggregate principal amount of 6.850% Senior Notes due 2033 (the “2033 Notes” and, together with the 2026 Notes, 2028 Notes and 2029 Notes, the “Senior Notes”). The 2026 Notes, 2028 Notes and 2033 Notes were sold in a registered public offering pursuant to our Registration Statement on Form S-3, which became effective upon filing, and a Prospectus Supplement dated July 19, 2023, to a Prospectus dated July 17, 2023.

The 2029 Notes and the Senior Notes were issued pursuant to, and are governed by, an indenture, dated as of August 2, 2023 (the “Base Indenture”), between Concentrix and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), as supplemented by a first supplemental indenture dated as of August 2, 2023 between Concentrix and the Trustee relating to the 2026 Notes, a second supplemental indenture dated as of August 2, 2023 between Concentrix and the Trustee relating to the 2028 Notes, a third supplemental indenture dated as of August 2, 2023 between Concentrix and the Trustee relating to the 2033 Notes, and a fourth supplemental indenture dated as of February 24, 2026 between Concentrix and the Trustee relating to the 2029 Notes (such supplemental indentures, together with the Base Indenture, the “Indenture”). The Indenture contains customary covenants and restrictions, including covenants that limit Concentrix Corporation’s and certain of its subsidiaries’ ability to create or incur liens on shares of stock of certain subsidiaries or on principal properties, engage in sale/leaseback transactions or, with respect to Concentrix Corporation, consolidate or merge with, or sell or lease substantially all its assets to, another person. The Indenture also provides for customary events of default.

The interest rate payable on the 2029 Notes is subject to adjustment from time to time if any of Moody’s, S&P or Fitch (in each case, as defined in the Indenture) (or, in each case, a substitute rating agency therefor), downgrades (or subsequently upgrades) the debt rating applicable to the 2029 Notes.

In fiscal year 2023, we entered into cross-currency swap arrangements with certain financial institutions for a total notional amount of $500 million, which represented $250 million aggregate principal amount of the 2026 Notes and $250 million aggregate principal amount of the 2028 Notes. As part of the senior notes refinancing that occurred in February 2026, we extended cross-currency swap arrangements with certain financial institutions for a total notional amount equivalent to $250 million aggregate principal amount of the 2029 Notes (previously associated with $250 million aggregate principal amount of the 2026 Notes).

In addition to aligning the currency of a portion of our interest payments to our euro-denominated cash flows, the arrangements, together with intercompany loans and additional intercompany cross-currency interest rate swap arrangements, effectively converted $250 million aggregate principal amount of the 2028 Notes and $250 million aggregate principal amount of the 2029 Notes into synthetic fixed euro-based debt, both at weighted average interest rates of 5.18%.

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
The maturity date of the New Term Loan Facility and the 3-Year DD Term Loan Facility is September 30, 2028. The maturity date of the 5-Year DD Term Loan Facility and the Revolving Credit Facility is April 11, 2030, subject, in the case of the Revolving Credit Facility, to two one-year extensions upon our prior notice to the lenders and the agreement of the lenders to extend such maturity date. The maturity date of the Continued Term Loan Facility is December 27, 2026.
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
In September 2025, in connection with the issuance of the Delayed Draw Term Loans of $750 million, we entered into an interest rate swap to fix the interest component associated with the debt, creating synthetic fixed-rate debt. Concurrent with entering the interest rate swaps, we entered into cross-currency swap arrangements with certain financial institutions for a total notional amount equivalent to $750 million. In addition to aligning the currency of our interest payments to the Company’s euro-denominated cash flows, the arrangements, together with intercompany loans and additional intercompany cross-currency interest rate swap arrangements, effectively converted the Delayed Draw Term Loans into synthetic fixed euro-based debt at weighted average interest rates of 3.43% for the three-year term loan and 3.69% for the five-year term loan.
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
As of February 28, 2026 and November 30, 2025, the outstanding principal balance on our term loans was $1,956 million and $1,966 million. During the three months ended February 28, 2026, we made a required quarterly principal payment of $9.4 million.
None of our subsidiaries guarantees the obligations under the Restated Credit Agreement.
At February 28, 2026 and November 30, 2025, no amounts were outstanding under our revolving credit facility.

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

On March 20, 2026, we entered into an amendment to the Securitization Facility to increase the commitment of the lenders to provide available borrowings from up to $700 million to up to $750 million and extend the termination date of the Securitization Facility from January 14, 2027 to March 20, 2028.

As of February 28, 2026 and November 30, 2025, we were in compliance with the debt covenants related to our debt arrangements.

Cash Flows – Three Months Ended February 28, 2026 and 2025
The following summarizes our cash flows for the three months ended February 28, 2026 and 2025, as reported in our consolidated statements of cash flows in the accompanying consolidated financial statements.

	Three Months Ended
	February 28, 2026	February 28, 2025

	($ in thousands)
Net cash provided by (used in) operating activities	$(83,220)	$1,408
Net cash used in investing activities	(50,746)	(51,281)
Net cash provided by financing activities	18,503	102,300
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9,848	(6,582)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(105,615)	$45,845
Cash, cash equivalents, restricted cash and cash held for sale at beginning of year	521,127	429,604
Cash, cash equivalents, restricted cash, cash held for sale, and restricted cash held for sale at the end of the period	$415,512	$475,449
Operating Activities
Net cash used in operating activities was $83.2 million for the three months ended February 28, 2026, compared to cash provided by operating activities of $1.4 million for the three months ended February 28, 2025. The change over the prior year period was primarily due to a decrease in net income and unfavorable working capital changes.

Investing Activities

Net cash used in investing activities for the three months ended February 28, 2026 was $50.7 million, compared to $51.3 million for the three months ended February 28, 2025.

Financing Activities
Net cash provided by financing activities for the three months ended February 28, 2026 was $18.5 million, primarily consisting of net borrowings of $118.5 million under our Securitization Facility partially offset by share repurchases of $43.2 million, dividends paid of $23.1 million, change in funds held for clients of $16.1 million and payments of $9.4 million on the Company’s term loan borrowings. The net proceeds from the issuance of $600 million aggregate principal amount of the 2029 Notes were used to redeem $600 million aggregate principal amount of the 2026 Notes.
Net cash provided by financing activities for the three months ended February 28, 2025 was $102.3 million, consisting of net borrowings under our Securitization Facility of $181.0 million partially offset by share repurchases of $25.8 million, dividends paid of $22.4 million, a deferred acquisition consideration payment of $3.5 million, and change in funds held for clients of $20.5 million.

Free Cash Flow and Adjusted Free Cash Flow (non-GAAP measures)

	Three Months Ended
	February 28, 2026	February 28, 2025

	($ in thousands)
Net cash provided by (used in) operating activities	$(83,220)	$1,408
Purchases of property and equipment	(53,902)	(50,618)
Free cash flow (a non-GAAP measure)	$(137,122)	$(49,210)
Change in outstanding factoring balances	(7,491)	9,394
Adjusted free cash flow (a non-GAAP measure)	$(144,613)	$(39,816)
Our free cash flow was a use of cash of $137.1 million for the three months ended February 28, 2026 compared to a use of cash of $49.2 million for the three months ended February 28, 2025. The decrease in free cash flow for the three months ended February 28, 2026 compared to the prior fiscal year period was due to the decrease in cash provided by operating activities and an increase in capital expenditures.
Our adjusted free cash flow was a use of cash of $144.6 million for the three months ended February 28, 2026 compared to a use of cash of $39.8 million for the three months ended February 28, 2025. The decrease in adjusted free cash flow for the three months ended February 28, 2026 compared to the prior year period was due to a decrease in free cash flow and a decrease in the change in outstanding factoring balances.

Capital Resources
As of February 28, 2026, we had total liquidity of $1,378.5 million, which includes undrawn capacity on our revolving credit facility of $1,100.0 million, undrawn capacity of $44.5 million under our Securitization Facility, and cash and cash equivalents, including cash held for sale.
Our cash and cash equivalents, including cash held for sale, totaled $234.0 million and $329.4 million as of February 28, 2026 and November 30, 2025, respectively. Of our total cash and cash equivalents, 98% were held by our non-U.S. legal entities as of both February 28, 2026 and November 30, 2025. The cash and cash equivalents held by our non-U.S. legal entities are no longer subject to U.S. federal tax on repatriation into the United States; repatriation of some non-U.S. balances is restricted by local laws. Historically, we have fully utilized and reinvested all non-U.S. cash to fund our international operations and expansions; however, we have recorded deferred tax liabilities related to non-U.S. withholding taxes on the earnings of certain previously acquired non-U.S. entities that are likely to be repatriated in the future. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of the state and withholding taxes depending upon the planned timing and manner of such repatriation.

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
Foreign Currency Risk
While approximately 52% of our revenue is priced in U.S. dollars, we recognize a substantial amount of revenue under contracts that are denominated in euros, British pounds, Japanese yen, and Brazilian real, among other currencies. A significant increase in the value of the U.S. dollar relative to these currencies may have a material adverse effect on the value of those services when translated into U.S. dollars.
We serve many of our U.S.-based, European and British clients from our delivery centers located around the world. As a result, a substantial portion of the costs to deliver these services are denominated in the local currency of the country where the services are performed. This creates foreign exchange exposure for us. As of February 28, 2026, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in certain foreign currencies by entering into hedging contracts with institutions to acquire a total of PHP 42,980.0 million at a fixed price of $736.2 million at various dates through February 2028; and INR 31,960.0 million at a fixed price of $353.7 million at various dates through February 2028. The fair value of these derivative instruments as of February 28, 2026 is presented in Note 7 of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The potential loss in fair value at February 28, 2026 for such contracts resulting from a hypothetical 10% adverse change in the underlying foreign currency exchange rates is approximately $108.3 million. This loss would be substantially offset by corresponding gains on the underlying foreign currency exposures.
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
Interest Rate Risk
At February 28, 2026, our outstanding debt under our Restated Credit Agreement and our Securitization Facility is variable rate debt, which exposes the Company to changes in interest rates. Holding other variables constant, including the total amount of outstanding indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated increase in interest expense of approximately $26.1 million per year.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during our first fiscal quarter of fiscal year 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe that these proceedings will have a material adverse effect on the results of our operations, our financial position, or the cash flows of our business. During the three months ended February 28, 2026, there were no new material legal proceedings and no material developments in any legal proceedings reported in our Annual Report on Form 10-K for the fiscal year ended November 30, 2025.
ITEM 1A. RISK FACTORS

You should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, and financial condition set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2025. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company’s purchases of common stock under the Company’s share repurchase program during the fiscal quarter ended February 28, 2026:

Period	Total number of shares purchased (1), (2)	Average price paid per share	Total number of shares purchased as part of publicly announced program (3)	Maximum dollar amount that may yet be purchased under the program (in thousands)(3)
December 1, 2025 - December 31, 2025	265,456	$38.58	256,511	$429,886
January 1, 2026 - January 31, 2026	689,705	$41.11	645,145	$403,426
February 1, 2026 - February 28, 2026	192,182	$37.95	179,465	$396,602
Total	1,147,343	$39.99	1,081,121
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
ITEM 5. OTHER INFORMATION
During the three months ended February 28, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

4.1
Fourth Supplemental Indenture, dated as of February 24, 2026, by and between Concentrix Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 24, 2026).

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

Date: April 3, 2026	CONCENTRIX CORPORATION

	By:	/s/ Christopher Caldwell
Christopher Caldwell
President and Chief Executive Officer

	By:	/s/ Andre Valentine
Andre Valentine
Chief Financial Officer