Form 10-Q
period 2026-05-31
Concentrix Corp
filed 2026-07-02
CIK 1803599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding as of June 30, 2026
Common Stock, par value $0.0001 per share	61,018,350

CONCENTRIX CORPORATION
Form 10-Q
Index

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONCENTRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)

	May 31, 2026	November 30, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$255,566	$327,347
Accounts receivable, net	1,987,978	1,999,021
Assets held for sale	202,738	—
Other current assets	593,611	758,135
Total current assets	3,039,893	3,084,503
Property and equipment, net	709,829	735,550
Goodwill	3,653,490	3,671,746
Intangible assets, net	1,749,909	1,960,338
Deferred tax assets	343,201	317,453
Other assets	1,016,525	991,496
Total assets	$10,512,847	$10,761,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$198,108	$244,771
Current portion of long-term debt	650,000	65,625
Accrued compensation and benefits	658,057	764,962
Other accrued liabilities	815,876	997,198
Income taxes payable	85,078	123,794
Liabilities held for sale	172,259	—
Total current liabilities	2,579,378	2,196,350
Long-term debt, net	3,934,874	4,572,889
Other long-term liabilities	1,011,706	950,983
Deferred tax liabilities	285,603	296,519
Total liabilities	7,811,561	8,016,741
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized and no shares issued and outstanding as of May 31, 2026 and November 30, 2025, respectively	—	—
Common stock, $0.0001 par value, 250,000 shares authorized; 70,591 and 70,316 shares issued as of May 31, 2026 and November 30, 2025, respectively, and 60,863 and 61,739 shares outstanding as of May 31, 2026 and November 30, 2025, respectively	7	7
Additional paid-in capital	3,838,082	3,783,972
Treasury stock, 9,728 and 8,577 shares as of May 31, 2026 and November 30, 2025, respectively	(657,340)	(610,162)
Retained deficit	(146,518)	(177,010)
Accumulated other comprehensive loss	(332,945)	(252,462)
Total stockholders’ equity	2,701,286	2,744,345
Total liabilities and stockholders’ equity	$10,512,847	$10,761,086

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Revenue	$2,462,473	$2,417,371	$4,962,864	$4,789,593
Cost of revenue	1,639,124	1,569,223	3,289,858	3,085,546
Gross profit	823,349	848,148	1,673,006	1,704,047
Selling, general and administrative expenses	727,928	699,803	1,459,026	1,386,835
Operating income	95,421	148,345	213,980	317,212
Interest expense and finance charges, net	68,074	75,406	143,391	148,400
Other expense (income), net	(42,128)	21,218	(27,617)	16,299
Income before income taxes	69,475	51,721	98,206	152,513
Provision for income taxes	14,199	9,628	21,341	40,163
Net income	$55,276	$42,093	$76,865	$112,350

Earnings per common share:
Basic	$0.86	$0.63	$1.20	$1.68
Diluted	$0.86	$0.63	$1.20	$1.68
Weighted-average common shares outstanding:
Basic	60,850	63,355	61,062	63,693
Diluted	60,862	63,406	61,078	63,733

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(currency in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Net income	$55,276	$42,093	$76,865	$112,350
Other comprehensive income (loss):
Unrealized gains (losses) of defined benefit plans, net of taxes of $7,257 and $7,272 for the three and six months ended May 31, 2026, respectively, and $0 and $(19) for the three and six months ended May 31, 2025, respectively	(21,667)	(35)	(21,681)	1,117
Reclassification of net losses of defined benefit plans, net of taxes of $(958) and $(958) for the three and six months ended May 31, 2026, respectively, and $0 and $0 for the three and six months ended May 31, 2025, respectively	2,861	—	2,861	—
Total change in unrealized gain (losses) of defined benefit plans, net of taxes	(18,806)	(35)	(18,820)	1,117
Unrealized gains (losses) on hedges during the period, net of taxes of $14,655 and $12,691 for the three and six months ended May 31, 2026, respectively, and $(9,933) and $(9,114) for the three and six months ended May 31, 2025, respectively	(33,577)	26,162	(30,106)	27,449
Reclassification of net losses (gains) on hedges to net income, net of taxes of $(2,818) and $(4,295) for the three and six months ended May 31, 2026, respectively, and $141 and $(1,421) for the three and six months ended May 31, 2025, respectively	8,280	(414)	12,614	4,172
Total change in unrealized gains (losses) on hedges, net of taxes	(25,297)	25,748	(17,492)	31,621
Foreign currency translation adjustments for the three and six months ended May 31, 2026 and 2025, respectively	(97,863)	219,457	(44,171)	158,543
Other comprehensive income (loss)	(141,966)	245,170	(80,483)	191,281
Comprehensive income (loss)	$(86,690)	$287,263	$(3,618)	$303,631

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency and share amounts in thousands)
(unaudited)

	Three and Six Months Ended May 31, 2026
	Common stock			Treasury stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Retained deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balances, February 28, 2026	70,546	$7	$3,814,078	9,724	$(656,047)	$(178,645)	$(190,979)	$2,788,414
Other comprehensive income (loss)	—	—	—	—	—	—	(141,966)	(141,966)
Share-based compensation activity	45	—	24,004	—	—	—	—	24,004
Repurchase of common stock for tax withholdings on equity awards	—	—	—	4	(1,293)	—	—	(1,293)
Repurchase of common stock	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	(23,149)	—	(23,149)
Net income	—	—	—	—	—	55,276	—	55,276
Balances, May 31, 2026	70,591	$7	$3,838,082	9,728	$(657,340)	$(146,518)	$(332,945)	$2,701,286

Balances, November 30, 2025	70,316	$7	$3,783,972	8,577	$(610,162)	$(177,010)	$(252,462)	$2,744,345
Other comprehensive income (loss)	—	—	—	—	—	—	(80,483)	(80,483)
Share-based compensation activity	275	—	54,110	—	—	—	—	54,110
Repurchase of common stock for tax withholdings on equity awards	—	—	—	70	(3,984)	—	—	(3,984)
Repurchase of common stock	—	—	—	1,081	(43,194)	—	—	(43,194)
Dividends	—	—	—	—	—	(46,373)	—	(46,373)
Net income	—	—	—	—	—	76,865	—	76,865
Balances, May 31, 2026	70,591	$7	$3,838,082	9,728	$(657,340)	$(146,518)	$(332,945)	$2,701,286

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

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Six Months Ended
	May 31, 2026	May 31, 2025
Cash flows from operating activities:
Net income	$76,865	$112,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	113,975	111,248
Amortization	205,513	214,777
Non-cash share-based compensation expense	51,703	53,146
Provision for credit losses	6,106	4,918
Deferred income taxes	(22,516)	(63,711)
Amortization of debt discount and issuance costs	4,172	12,621
Pension and other post-retirement benefit costs	13,007	7,710
Change in acquisition contingent consideration	(945)	6,667
Loss on held for sale	6,892	—
Other	1,161	597
Changes in operating assets and liabilities:
Accounts receivable, net	13,968	(89,955)
Accounts payable	(43,820)	1,168
Other operating assets and liabilities	(251,410)	(133,592)
Net cash provided by operating activities	174,671	237,944
Cash flows from investing activities:
Purchases of property and equipment	(102,076)	(106,410)
Proceeds from sale of property and equipment	17,016	—
Proceeds from divestiture, net of cash sold	3,156	—
Acquisition of business, net of cash acquired	—	(663)
Net cash used in investing activities	(81,904)	(107,073)
Cash flows from financing activities:
Proceeds from the Credit Facility - Term Loan	—	750,000
Repayments of the Credit Facility - Term Loan	(128,125)	(900,000)
Proceeds from the Credit Facility - Revolver	1,538,500	100,000
Repayments of the Credit Facility - Revolver	(1,538,500)	(100,000)
Proceeds from the Securitization Facility	553,000	1,095,500
Repayments of the Securitization Facility	(477,500)	(848,500)
Proceeds from the issuance of Senior Notes due 2029	599,796	—
Repayments of Senior Notes due 2026	(600,000)	—
Cash paid for debt extinguishment	(5,478)	—
Other debt repayments	—	(5,959)
Cash paid for debt issuance costs	(4,586)	(4,755)
Acquisition deferred consideration payment	—	(6,454)
Proceeds from exercise of stock options	2,407	1,606
Repurchase of common stock for tax withholdings on equity awards	(3,984)	(3,571)
Repurchase of common stock	(43,194)	(71,174)
Dividends paid	(46,218)	(44,524)
Change in funds held for clients	(21,483)	(8,769)
Net cash used in financing activities	(175,365)	(46,600)
Effect of exchange rate changes on cash, cash equivalents, cash held for sale, restricted cash and restricted cash held for sale	2,956	21,257
Net increase (decrease) in cash, cash equivalents, cash held for sale, restricted cash and restricted cash held for sale	(79,642)	105,528
Cash, cash equivalents, cash held for sale and restricted cash at beginning of year	521,127	429,604
Cash, cash equivalents, cash held for sale, restricted cash and restricted cash held for sale at end of period	$441,485	$535,132

Supplemental disclosure of non-cash investing activities:
Accrued costs for property and equipment purchases	$28,466	$20,192
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
Concentration of credit risk
For the three and six months ended May 31, 2026 and 2025, no client accounted for more than 10% of the Company’s consolidated revenue.
As of May 31, 2026 and November 30, 2025, no client comprised more than 10% of the Company’s total accounts receivable balance.
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

Sales of accounts receivable under the various factoring programs were $314,000 and $627,000 during the three and six months ended May 31, 2026, respectively, and $310,000 and $617,000 during the three and six months ended May 31, 2025, respectively, which amounts approximate cash collections on sold accounts receivable during each quarter. As noted above, the Company acts as a servicer (collects client payments on behalf of the financial institution) for certain of its accounts receivable factoring arrangements. The servicing fees and loss on the sale associated with these accounts receivable factoring arrangements were not material to the Company for the three and six months ended May 31, 2026 and 2025. As of May 31, 2026 and November 30, 2025, accounts receivable in the amount of $95,000 and $119,000, respectively, had been sold to the financial institutions and were not included in accounts receivable, net in the consolidated balance sheets.

Accounting pronouncements recently issued
In December 2023, the FASB issued ASU 2023-09, which requires enhanced income tax disclosures, including disaggregation of information in the rate reconciliation table and disaggregated information related to income taxes paid. The amendments in ASU 2023-09 are effective for the Company for the fiscal year ending November 30, 2026. The Company is currently evaluating the impact that this update will have on its disclosures in the annual consolidated financial statements; however, the amendments will be applied on a prospective basis.
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

In February 2026, the assets and liabilities of the business qualified as assets and liabilities held for sale due to the planned divestiture. As of May 31, 2026, assets held for sale of $202,738 primarily consist of cash, restricted cash (which relates to funds held for clients) and intangible assets, and liabilities held for sale of $172,259 primarily consist of liabilities related to funds held for clients.

The Company determined that execution of a definitive agreement did not qualify as discontinued operations since it neither represented a strategic shift nor did it have a major effect on the Company’s operations and financial results.

The Company recorded a loss on held for sale of $963 and $6,892 for the three and six months ended May 31, 2026 as a result of the fair value analysis performed. This expense is included within selling, general and administrative expenses in the consolidated statement of operations. There was no comparable loss for the three and six months ended May 31, 2025.
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
The Company recorded share-based compensation expense of $25,367 and $26,862 for the three months ended May 31, 2026 and 2025, respectively. The Company recorded share-based compensation expense of $54,822 and $53,462 for the six months ended May 31, 2026 and 2025, respectively. Share-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.
NOTE 5—BALANCE SHEET COMPONENTS:

Cash, cash equivalents, cash held for sale, restricted cash and restricted cash held for sale:

The following table provides a reconciliation of cash, cash equivalents, cash held for sale, restricted cash and restricted cash held for sale reported within the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:

	As of
	May 31, 2026	May 31, 2025
Cash and cash equivalents	$255,566	$342,759
Cash held for sale	11,533	—
Restricted cash included in other current assets	18,820	192,373
Restricted cash held for sale	155,566	—
Cash, cash equivalents, cash held for sale, restricted cash and restricted cash held for sale	$441,485	$535,132
Restricted cash and restricted cash held for sale balances relate primarily to funds held for clients, restrictions placed on cash deposits by banks as collateral for the issuance of bank guarantees and the terms of a government grant, and letters of credit for leases. Of the restricted cash balance and the restricted cash held for sale balance, an aggregate of $166,579 and $187,139 related to funds held for clients as of May 31, 2026 and November 30, 2025, respectively. As of May 31, 2026 and November 30, 2025, the Company has a corresponding current liability recorded in current liabilities held for sale and other accrued liabilities on the consolidated balance sheet related to these funds.

Accounts receivable, net:
Accounts receivable, net is comprised of the following as of May 31, 2026 and November 30, 2025:

	As of
	May 31, 2026	November 30, 2025
Billed accounts receivable	$1,106,384	$1,102,601
Unbilled accounts receivable	904,234	913,863
Less: Allowance for credit losses	(22,640)	(17,443)
Accounts receivable, net	$1,987,978	$1,999,021
Allowance for credit losses:
Presented below is a progression of the allowance for credit losses:

	Three Months Ended		Six Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Balance at beginning of period	$19,524	$17,416	$17,443	$14,307
Net additions	4,025	1,605	6,106	4,918
Write-offs and reclassifications	(909)	540	(909)	336
Balance at end of period	$22,640	$19,561	$22,640	$19,561

Property and equipment, net:
The following table summarizes the carrying amounts and related accumulated depreciation for property and equipment as of May 31, 2026 and November 30, 2025:

	As of
	May 31, 2026	November 30, 2025
Land	$19,391	$28,391
Equipment, computers, and software	994,118	969,841
Furniture and fixtures	173,340	172,154
Buildings, building improvements, and leasehold improvements	732,637	704,074
Construction-in-progress	35,084	39,098
Total property and equipment, gross	$1,954,570	$1,913,558
Less: Accumulated depreciation	(1,244,741)	(1,178,008)
Property and equipment, net	$709,829	$735,550

Shown below are the countries where 10% or more and other significant concentrations of the Company’s property and equipment, net are located as of May 31, 2026 and November 30, 2025:

	As of
	May 31, 2026	November 30, 2025
Property and equipment, net:
Philippines	$101,345	$105,475
United States	79,937	93,773
India	65,406	57,585
France	51,101	56,386
Others	412,040	422,331
Total	$709,829	$735,550
Goodwill:
The following table summarizes the changes in the Company’s goodwill for the six months ended May 31, 2026 and May 31, 2025:

	Six Months Ended
	May 31, 2026	May 31, 2025
Balance at beginning of period	$3,671,746	$4,986,967
Acquisition	—	2,353
Assets held for sale	(8,805)	—
Foreign exchange translation	(9,451)	142,580
Balance at end of period	$3,653,490	$5,131,900
Intangible assets, net:
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of May 31, 2026 and November 30, 2025:

	As of May 31, 2026			As of November 30, 2025
	Gross amounts	Accumulated amortization	Net amounts	Gross amounts	Accumulated amortization	Net amounts
Customer relationships	$3,730,276	$(2,000,761)	$1,729,515	$3,736,591	$(1,822,119)	$1,914,472
Technology	79,664	(71,106)	8,558	79,603	(64,089)	15,514
Trade names	124,184	(112,348)	11,836	123,484	(93,132)	30,352
Non-compete agreements	2,200	(2,200)	—	2,200	(2,200)	—
Total	$3,936,324	$(2,186,415)	$1,749,909	$3,941,878	$(1,981,540)	$1,960,338

Estimated future amortization expense of the Company’s intangible assets is as follows:

Fiscal years ending November 30,
2026 (remaining six months)	$186,893
2027	296,455
2028	251,288
2029	209,176
2030	177,288
Thereafter	628,809
Total	$1,749,909
Accumulated other comprehensive loss:
The components of accumulated other comprehensive loss (“AOCL”), net of taxes, were as follows:

	Three Months Ended May 31, 2026 and 2025
	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on hedges, net of taxes	Foreign currency translation adjustments and other, net of taxes	Total
Balances at February 28, 2025	$(4,131)	$(20,008)	$(444,063)	$(468,202)
Other comprehensive income (loss) before reclassification	(35)	26,162	219,457	245,584
Reclassification of (gains) losses from other comprehensive income (loss)	—	(414)	—	(414)
Balances at May 31, 2025	$(4,166)	$5,740	$(224,606)	$(223,032)

Balances at February 28, 2026	$(1,595)	$(14,836)	$(174,548)	$(190,979)
Other comprehensive income (loss) before reclassification	(21,667)	(33,577)	(97,863)	(153,107)
Reclassification of (gains) losses from other comprehensive income (loss)	2,861	8,280	—	11,141
Balances at May 31, 2026	$(20,401)	$(40,133)	$(272,411)	$(332,945)

	Six Months Ended May 31, 2026 and 2025
	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on hedges, net of taxes	Foreign currency translation adjustments, net of taxes	Total
Balances at November 30, 2024	$(5,283)	$(25,881)	$(383,149)	$(414,313)
Other comprehensive income (loss) before reclassification	1,117	27,449	158,543	187,109
Reclassification of (gains) losses from other comprehensive income (loss)	—	4,172	—	4,172
Balances at May 31, 2025	$(4,166)	$5,740	$(224,606)	$(223,032)

Balances at November 30, 2025	$(1,581)	$(22,641)	$(228,240)	$(252,462)
Other comprehensive income (loss) before reclassification	(21,681)	(30,106)	(44,171)	(95,958)
Reclassification of (gains) losses from other comprehensive income (loss)	2,861	12,614	—	15,475
Balances at May 31, 2026	$(20,401)	$(40,133)	$(272,411)	$(332,945)
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
Cash Flow Hedges
To mitigate the impact on gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s legal entities with functional currencies that are not U.S. dollars may hedge a portion of forecasted revenue or costs not denominated in the entities’ functional currencies. These instruments mature at various dates through May 2028. Gains and losses on cash flow hedges are recorded in AOCL until the hedged item is recognized in earnings. Deferred gains and losses related to cash flow hedges of foreign currency costs are recognized as a component of “Cost of revenue” or “Selling, general and administrative expenses” in the same period as the related costs are recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCL associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions.
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

	Value as of
Balance Sheet Line Item	May 31, 2026	November 30, 2025
Derivative instruments designated as fair value hedges:
Cross-currency interest rate swaps (notional value)	$1,104,692	$1,112,706
Other assets	274	5,343
Other current liabilities and other long-term liabilities	56,960	49,319
Derivative instruments designated as cash flow hedges:
Interest rate swaps (notional value)	$740,625	$750,000
Other long-term assets	9,460	—
Other long-term liabilities	—	3,357
Foreign exchange forward contracts (notional value)	$1,043,195	$1,049,896
Other current assets and other assets	307	914
Other accrued liabilities and other long-term liabilities	53,877	21,424
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

		Three Months Ended		Six Months Ended
	Locations of gain (loss) in statement of operations	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Derivative instruments designated as cash flow and fair value hedges:
Gains (losses) recognized in OCI:
Foreign exchange forward contracts		$(57,695)	$39,107	$(49,968)	$35,881
Cross-currency interest rate swaps		(5,062)	(3,012)	(5,646)	682
Interest rate swaps		14,525	—	12,817	—
Total		$(48,232)	$36,095	$(42,797)	$36,563

Gains (losses) reclassified from AOCL into income:
Foreign exchange forward contracts
Gain (loss) reclassified from AOCL into income	Cost of revenue	$(7,907)	$442	$(11,854)	$(4,140)
Gain (loss) reclassified from AOCL into income	Selling, general and administrative expenses	(3,191)	113	(5,055)	(1,453)
Total		$(11,098)	$555	$(16,909)	$(5,593)

Derivative instruments not designated as hedging instruments:
Gain (loss) recognized from foreign exchange forward contracts, net (1)	Other expense (income), net	$—	$(8,322)	$—	$740
(1) The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net losses in AOCL that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $28,098.
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

The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of May 31, 2026				As of November 30, 2025
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets measured at fair value:
Cash and cash equivalents, including cash held for sale	$267,099	$267,099	$—	$—	$329,404	$329,404	$—	$—
Restricted cash, including restricted cash held for sale	174,386	174,386	—	—	191,723	191,723	—	—
Forward foreign currency exchange contracts	307	—	307	—	914	—	914	—
Cross-currency interest rate swaps	274	—	274	—	5,343	—	5,343	—
Interest rate swaps	9,460	—	9,460	—	—	—	—	—
Liabilities measured at fair value:
Forward foreign currency exchange contracts	53,877	—	53,877	—	21,424	—	21,424	—
Cross-currency interest rate swaps	56,960	—	56,960	—	49,319	—	49,319	—
Interest rate swaps	—	—	—	—	3,357	—	3,357	—
Acquisition contingent consideration	4,888	—	—	4,888	7,866	—	—	7,866
Liabilities measured at other than fair value:
Long-term debt (senior notes)
Fair value	2,091,749	—	2,091,749	—	2,184,727	—	2,184,727	—
Carrying amount	2,137,598	—	—	—	2,139,537	—	—	—
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
The effect of nonperformance risk on the fair value of derivative instruments was not material as of May 31, 2026 and November 30, 2025.

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
During the three and six months ended May 31, 2026 and 2025, there were no transfers between the fair value measurement category levels.

NOTE 8—BORROWINGS:
Borrowings consist of the following:

	As of
	May 31, 2026	November 30, 2025

Credit Facility - current portion of term loans component	$450,000	$65,625
6.650% Senior Notes due 2026 (August)	200,000	—
Current portion of long-term debt	$650,000	$65,625

6.650% Senior Notes due 2026	$—	$800,000
6.600% Senior Notes due 2028	800,000	800,000
6.500% Senior Notes due 2029	600,000	—
6.850% Senior Notes due 2033	550,000	550,000
Credit Facility - term loans component	1,387,500	1,900,000
Securitization Facility	612,500	537,000
Long-term debt, before unamortized debt discount and issuance costs	3,950,000	4,587,000
Less: unamortized debt discount and issuance costs	(15,126)	(14,111)
Long-term debt, net	$3,934,874	$4,572,889

Senior Notes

On February 24, 2026, the Company issued and sold $600,000 aggregate principal amount of 6.500% Senior Notes due 2029 (the “2029 Notes”). The 2029 Notes were sold in a registered public offering pursuant to the Company’s Registration Statement on Form S-3, which became effective upon filing, and a Prospectus Supplement dated February 12, 2026, to a Prospectus dated July 17, 2023.

The Company used the net proceeds from the sale of the 2029 Notes, together with other available funds, to redeem $600,000 of its 6.650% Senior Notes due 2026 (the “2026 Notes”), of which $800,000 aggregate principal amount was outstanding immediately before giving effect to such redemption. The Company recorded debt extinguishment costs of $6,268 associated with the early redemption of a portion of the 2026 Notes. These costs are included in interest expense and finance charges, net on the consolidated statement of operations for the six months ended May 31, 2026. There were no such costs in the six months ended May 31, 2025.

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
As of May 31, 2026 and November 30, 2025, the outstanding principal balance on the Company’s term loans was $1,837,500 and $1,965,625, respectively. During the three and six months ended May 31, 2026, the Company made required quarterly principal payments of $18,750 and $28,125, respectively, on the term loans. In addition, during the three months ended May 31, 2026, the Company voluntarily prepaid $100,000 of the principal balance on the term loans, without penalty.
None of Concentrix’ subsidiaries guarantee the obligations under the Restated Credit Agreement.
As of May 31, 2026 and November 30, 2025, no amounts were outstanding under the Company’s Revolving Credit Facility.
Securitization Facility
Under the Securitization Facility, Concentrix Corporation and certain of its U.S. based subsidiaries (the “Originators”) sell or otherwise transfer all of their accounts receivable to a special purpose bankruptcy-remote subsidiary of the Company (the “Borrower”) that grants a security interest in the receivables to the lenders in exchange for available borrowings. On March 20, 2026, the Company entered into an amendment to the Securitization Facility to increase the commitment of the lenders to provide available borrowings from up to $700,000 to up to $750,000 and extend the termination date of the Securitization Facility from January 14, 2027 to March 20, 2028. Borrowings that are funded by certain lenders through such lenders’ issuance of commercial paper bear interest at the applicable commercial paper rate plus a spread of 0.75%. Other borrowings bear interest at a per annum rate equal to the applicable SOFR rate (subject to a SOFR related adjustment of 0.10%), plus a spread of 0.90%.
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
Covenant compliance
As of May 31, 2026 and November 30, 2025, Concentrix was in compliance with all covenants for the above arrangements.
NOTE 9—EARNINGS PER SHARE:

Basic and diluted earnings per common share (“EPS”) are computed using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating security.

	Three Months Ended		Six Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Basic earnings per common share:
Net income	$55,276	$42,093	$76,865	$112,350
Less: net income allocated to participating securities (1)	(2,745)	(2,036)	(3,869)	(5,450)
Net income attributable to common stockholders	$52,531	$40,057	$72,996	$106,900

Weighted-average number of common shares - basic	60,850	63,355	61,062	63,693

Basic earnings per common share	$0.86	$0.63	$1.20	$1.68

Diluted earnings per common share:
Net income	$55,276	$42,093	$76,865	$112,350
Less: net income allocated to participating securities (1)	(2,745)	(2,035)	(3,869)	(5,448)
Net income attributable to common stockholders	$52,531	$40,058	$72,996	$106,902

Weighted-average number of common shares - basic	60,850	63,355	61,062	63,693
Effect of dilutive securities:
Stock options and certain restricted stock units	12	51	16	40
Weighted-average number of common shares - diluted	60,862	63,406	61,078	63,733

Diluted earnings per common share	$0.86	$0.63	$1.20	$1.68
(1) Restricted stock awards and certain restricted stock units granted to employees by the Company are considered participating securities.

NOTE 10—REVENUE:
Disaggregated revenue
The following table presents the Company’s revenue disaggregated by primary industry verticals:

	Three Months Ended		Six Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Industry vertical:
Technology and consumer electronics	$624,244	$662,719	$1,259,333	$1,320,411
Retail, travel and e-commerce	640,795	583,782	1,290,158	1,167,680
Communications and media	392,255	392,963	786,271	763,963
Banking, financial services and insurance	432,388	384,015	853,993	749,208
Healthcare	151,869	176,386	330,699	366,191
Other	220,922	217,506	442,410	422,140
Total	$2,462,473	$2,417,371	$4,962,864	$4,789,593
NOTE 11—RESTRUCTURING-RELATED EXPENSES:
The Company recorded severance costs of $42,384 and $60,221 for the three and six months ended May 31, 2026, respectively, primarily related to the Company’s cost reduction initiatives. These actions affected approximately 20,000 employees. Severance costs were recognized in cost of revenue and selling, general and administrative expenses in the consolidated statement of operations based on the functions of the affected employees. Severance costs included in cost of revenue were $29,272 and $42,671 for the three and six months ended May 31, 2026, respectively, and severance costs included in selling, general and administrative expenses were $13,112 and $17,550 for the same periods. As of May 31, 2026, the remaining liability for these severance-related actions was $16,062 and was included in other accrued liabilities. The remaining cash payments are expected to be substantially completed by November 30, 2026.

Severance costs recorded during the three and six months ended May 31, 2025 were not material.
NOTE 12—PENSION AND EMPLOYEE BENEFITS PLANS:
The Company has a 401(k) plan in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in the 401(k) plan on the first day of the month after their employment date. The Company may make discretionary contributions under the plan. Employees in most of the Company’s non-U.S. legal entities are covered by government mandated defined contribution plans. During the three and six months ended May 31, 2026, the Company contributed $31,918 and $65,986, respectively, to defined contribution plans. During the three and six months ended May 31, 2025, the Company contributed $19,266 and $47,887, respectively, to defined contribution plans.
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

Net benefit costs related to defined benefit plans were $8,228 and $13,007, during the three and six months ended May 31, 2026, respectively. Net benefit costs related to defined benefit plans were $3,827 and $7,710, during the three and six months ended May 31, 2025, respectively. Service costs are recorded in cost of revenue and selling, general and administrative expenses, while the remaining components of total pension costs are recorded within other expense (income), net in the consolidated statements of operations. On an aggregate basis, the plans were underfunded by $102,775 and $81,064 at May 31, 2026 and November 30, 2025, respectively.
NOTE 13—INCOME TAXES:
Income taxes consist of current and deferred tax expense resulting from income earned in domestic and international jurisdictions. The effective tax rates for the three and six months ended May 31, 2026 and 2025 were impacted by the geographic mix of worldwide income and certain discrete items.
The liability for unrecognized tax benefits was $78,068 and $95,034 at May 31, 2026 and November 30, 2025, respectively, and is included in other long-term liabilities in the consolidated balance sheets. As of May 31, 2026 and November 30, 2025, the total amount of unrecognized tax benefits that would affect income tax expense if recognized in the consolidated financial statements was $78,068 and $88,130, respectively. This amount includes net interest and penalties of $11,526 and $12,860 for the respective periods. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease between approximately $8,283 and $13,149 in the next twelve months; however, actual developments in this area could differ from those currently expected.
NOTE 14— LEASES:
The Company leases certain of its facilities and equipment under operating lease agreements, which expire in various periods through 2036. The Company’s finance leases are not material.
The following table presents the various components of operating lease costs:

	Three Months Ended		Six Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Operating lease cost	$85,131	$79,977	$171,356	$154,259
Short-term lease cost	17,069	17,669	31,977	37,323
Variable lease cost	15,346	13,854	29,776	26,325
Sublease income	(466)	(287)	(921)	(2,154)
Total operating lease cost	$117,080	$111,213	$232,188	$215,753
The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five fiscal years and thereafter as of May 31, 2026:

Fiscal Years Ending November 30,
2026 (remaining six months)	$163,169
2027	284,947
2028	231,708
2029	166,274
2030	101,937
Thereafter	129,812
Total payments	1,077,847
Less: imputed interest*	158,460
Total present value of lease payments	$919,387

*Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.
The following amounts were recorded in the consolidated balance sheets related to the Company’s operating leases:

		As of
Description	Balance Sheet location	May 31, 2026	November 30, 2025
Operating lease ROU assets	Other assets	$877,332	$857,025
Current operating lease liabilities	Other accrued liabilities	252,982	256,739
Non-current operating lease liabilities	Other long-term liabilities	666,405	641,444
The following table presents supplemental cash flow information related to the Company’s operating leases. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Six Months Ended
	May 31, 2026	May 31, 2025
Cash paid for amounts included in the measurement of lease liabilities	$164,759	$146,313
Non-cash ROU assets obtained in exchange for lease liabilities	143,684	110,985
The weighted-average remaining lease term and discount rate as of May 31, 2026 and November 30, 2025 were as follows:

	As of
	May 31, 2026	November 30, 2025
Weighted-average remaining lease term (years)	4.30	4.20
Weighted-average discount rate	7.07%	6.85%
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

During the three months ended May 31, 2026, there were no repurchases of the Company’s common stock under the share repurchase program. During the six months ended May 31, 2026, under the share repurchase program, the Company repurchased 1,081 shares of its common stock for an aggregate purchase price of $43,194. During the three and six months ended May 31, 2025, under the share repurchase program, the Company repurchased 924 and 1,464 shares, respectively, of its common stock for an aggregate purchase price of $45,328 and $71,174, respectively. The share repurchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes. At May 31, 2026, approximately $396,602 remained available for share repurchases under the existing authorization from the Company’s board of directors.
Dividends
During fiscal years 2026 and 2025, the Company paid the following dividends per share approved by the Company’s board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
January 15, 2025	January 31, 2025	$0.33275	February 11, 2025
March 26, 2025	April 25, 2025	$0.33275	May 6, 2025
June 26, 2025	July 25, 2025	$0.33275	August 5, 2025
September 25, 2025	October 24, 2025	$0.36	November 4, 2025
January 13, 2026	January 30, 2026	$0.36	February 10, 2026
March 24, 2026	April 24, 2026	$0.36	May 5, 2026

On June 29, 2026, the Company announced a cash dividend of $0.36 per share to stockholders of record as of July 24, 2026, payable on August 4, 2026.

NOTE 17—SEGMENT REPORTING:
The Company operates as one operating segment. The Company's chief operating decision maker (“CODM”) is its President and Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net income and operating income to assess financial performance, allocate resources, and make key operating decisions. The following table presents selected financial information, including significant segment expenses, with respect to the Company’s single operating segment for the three and six months ended May 31, 2026 and 2025.

	Three Months Ended		Six Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Revenue	$2,462,473	$2,417,371	$4,962,864	$4,789,593
Cost of revenue (1)	1,602,793	1,564,966	3,235,533	3,078,421
Selling, general and administrative expenses (2)	512,305	495,081	1,031,775	979,641
Acquisition-related, integration and restructuring expenses	65,505	16,808	100,374	34,832
Share-based compensation expense	25,367	26,862	54,822	53,462
Amortization of intangible assets	102,057	109,158	205,513	214,777
Loss on held for sale	963	—	6,892	—
Depreciation expense	58,062	56,151	113,975	111,248
Operating income	95,421	148,345	213,980	317,212
Interest expense and finance charges, net	68,074	75,406	143,391	148,400
Other expense (income), net	(42,128)	21,218	(27,617)	16,299
Provision for income taxes	14,199	9,628	21,341	40,163
Net income	$55,276	$42,093	$76,865	$112,350
(1) Exclusive of depreciation expense and acquisition-related, integration and restructuring expenses.

(2) Exclusive of loss on held for sale, depreciation expense, amortization of intangible assets, acquisition-related, integration and restructuring expenses, and share-based compensation expense.
For the three and six months ended May 31, 2026, acquisition-related, integration and restructuring expenses primarily included restructuring costs associated with the Company’s recent cost reduction initiatives, including severance and employee-related costs. Restructuring expenses also included costs associated with facilities consolidation, including lease terminations. For the three and six months ended May 31, 2025, acquisition-related, integration and restructuring costs primarily included integration costs associated with the combination with Webhelp and restructuring expenses. These costs primarily included severance and employee-related costs, costs associated with facilities consolidation, including lease terminations to integrate the businesses, and information technology system consolidation costs.

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

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our expected future financial condition and growth, cash flows, results of operations, effective tax rate, leverage, liquidity, business strategy, competitive position, demand and market acceptance for our services and products portfolio, seasonality of our business, international operations, the potential benefits associated with use of the Company’s technology and services, acquisition opportunities and the anticipated impact of acquisitions, capital allocation and dividends, growth opportunities, spending, capital expenditures and investments, debt repayment and obligations, competition and market forecasts, industry trends, our human capital resources and sustainability initiatives, and statements that include words such as believe, expect, may, will, provide, could, should, and other similar expressions. These forward-looking statements are inherently uncertain and involve substantial risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Risks and uncertainties include, among other things: risks related to general economic and geopolitical conditions and their effects on our clients’ businesses and demand for our services, including consumer demand, interest rates, inflation, the price of oil and other petroleum-based products, international tariffs and global trade policies, supply chains, and the conflicts in the Middle East and Ukraine; cyberattacks on the Company’s or its clients’ networks and information technology systems; uncertainty around, and disruption from, new and emerging technologies, including the adoption and utilization of artificial intelligence (“AI”), including agentic and generative AI; the failure of the Company’s staff and contractors to adhere to the Company’s and its clients’ controls and processes; the inability to protect personal and proprietary information; the effects of communicable diseases or other public health crises, natural disasters and adverse weather conditions; geopolitical, economic and climate- or weather-related risks in regions with a significant concentration of the Company’s operations; the ability to successfully execute the Company’s strategy; the timing and success of product launches; competitive conditions in our industry and consolidation of our competitors; variability in demand by the Company’s clients or the early termination of the Company’s client contracts; the level of business activity of the Company’s clients and the market acceptance and performance of their products and services; the demand for end-to-end solutions and technology; damage to the company’s reputation through the actions or inactions of third parties; changes in law, regulations, or regulatory guidance, or changes in their interpretation or enforcement, including changes in law and policy that restrict offshoring or travel or visas between countries in which we have operations; the operability of the Company’s communication services and information technology systems and networks; the loss of key personnel or the inability to attract and retain staff across all geographies with the skills and expertise needed for the Company’s business; increases in the cost of labor, including minimum wage rates in the countries in which we operate; the inability to successfully identify, complete, and integrate strategic acquisitions or investments or realize anticipated benefits within the expected timeframe; higher than expected tax liabilities; currency exchange rate fluctuations; investigative or legal actions; and other risks that are described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2025. We do not intend to update forward-looking statements, which speak only as of the date hereof, unless otherwise required by law.

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
Revenue and Cost of Revenue
We generate revenue through the provision of technology and services to our clients pursuant to client contracts. Our client contracts typically consist of a master services agreement, supported in most cases by multiple statements of work, which contain the terms and conditions of each contracted solution. Our client contracts can range from less than one year to over five years in term and are generally subject to early termination by our clients for any reason, typically with 30 to 90 days’ notice.
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
For the six months ended May 31, 2026 and 2025, approximately 90% and 89%, respectively, of our consolidated revenue was generated from our non-U.S. operations, and approximately 52% and 55%, respectively, of our consolidated revenue was priced in U.S. dollars. We expect that a significant amount of our revenue will continue to be generated from our non-U.S. operations while being priced in U.S. dollars. We have certain client contracts that are priced in non-U.S. dollar currencies for which a substantial portion of the costs to deliver the services are in other currencies. Accordingly, our revenue may be earned in currencies that are different from the currencies in which we incur corresponding expenses. Fluctuations in the value of currencies, such as the Philippine peso, the Indian rupee, the Egyptian pound, the Columbian peso, and the Canadian dollar, against the U.S. dollar or other currencies in which we bill our clients, and inflation in the local economies in which these delivery centers are located, can impact the operating and labor costs in these delivery centers, which can result in reduced profitability. As a result, our revenue growth, costs, and profitability have been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates and inflation.
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
Critical Accounting Policies and Estimates
During the three and six months ended May 31, 2026, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2025.

Results of Operations – Three and Six Months Ended May 31, 2026 and 2025

	Three Months Ended		Six Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025

	($ in thousands)		($ in thousands)
Revenue	$2,462,473	$2,417,371	$4,962,864	$4,789,593
Cost of revenue	1,639,124	1,569,223	3,289,858	3,085,546
Gross profit	823,349	848,148	1,673,006	1,704,047
Selling, general and administrative expenses	727,928	699,803	1,459,026	1,386,835
Operating income	95,421	148,345	213,980	317,212
Interest expense and finance charges, net	68,074	75,406	143,391	148,400
Other expense (income), net	(42,128)	21,218	(27,617)	16,299
Income before income taxes	69,475	51,721	98,206	152,513
Provision for income taxes	14,199	9,628	21,341	40,163
Net income	$55,276	$42,093	$76,865	$112,350
Revenue

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2026	May 31, 2025	2026 to 2025	May 31, 2026	May 31, 2025	2026 to 2025

	($ in thousands)			($ in thousands)
Industry vertical:
Technology and consumer electronics	$624,244	$662,719	(5.8)%	$1,259,333	$1,320,411	(4.6)%
Retail, travel and e-commerce	640,795	583,782	9.8%	1,290,158	1,167,680	10.5%
Communications and media	392,255	392,963	(0.2)%	786,271	763,963	2.9%
Banking, financial services and insurance	432,388	384,015	12.6%	853,993	749,208	14.0%
Healthcare	151,869	176,386	(13.9)%	330,699	366,191	(9.7)%
Other	220,922	217,506	1.6%	442,410	422,140	4.8%
Total	$2,462,473	$2,417,371	1.9%	$4,962,864	$4,789,593	3.6%
We generate revenue by delivering our technology and services to our clients categorized in the above industry verticals. Our solutions focus on customer engagement, process optimization, and back-office automation.
Our revenue increased by 1.9% for the three months ended May 31, 2026, compared to the three months ended May 31, 2025. The increase in revenue resulted primarily from increases in revenue across our retail, travel and e-commerce, banking, financial services and insurance and other verticals offset by decreases in our technology and consumer electronics, healthcare and communications and media verticals. Foreign currency exchange rates had a positive impact of $29.7 million, or 1.3%, on revenue growth for the period. The favorable foreign currency rate impact on revenue was primarily due to the strengthening of the euro against the U.S. dollar.
Our revenue increased by 3.6% for the six months ended May 31, 2026, compared to the six months ended May 31, 2025. The increase in revenue resulted primarily from increases in revenue across our retail, travel and e-commerce, banking, financial services and insurance, communications and media and other verticals offset by decreases in our technology and consumer electronics and healthcare verticals. Foreign currency exchange rates had a positive impact of $111.8 million, or 2.3%, on revenue growth for the period. The favorable foreign currency rate impact on revenue was primarily due to the strengthening of the euro against the U.S. dollar.
For the three months ended May 31, 2026, revenue in our technology and consumer electronics vertical decreased by 5.8%, primarily due to decreases in revenue for certain larger clients in the vertical. Revenue in our retail, travel and e-commerce vertical increased by 9.8%, primarily due to increases in revenue across the majority of clients in this vertical, including our largest clients in the vertical. Revenue in our communications and media vertical decreased by 0.2%, primarily due to a decrease in revenue with a larger client in the vertical substantially offset by increases in revenue across the majority of clients in the vertical. Revenue in our banking, financial services and insurance vertical increased by 12.6%, primarily due to increases in revenue from the majority of clients in the vertical, including several of our largest clients in the vertical. Revenue in our healthcare vertical decreased by 13.9%, primarily due to decreases in revenue from several larger clients in the vertical. Revenue in our other vertical increased by 1.6%, primarily related to increases in revenue related to several larger clients in the vertical.

For the six months ended May 31, 2026, revenue in our technology and consumer electronics vertical decreased by 4.6%, primarily due to decreases in revenue for certain larger clients in the vertical, partially offset by an increase in revenue with a larger client in the vertical. Revenue in our retail, travel and e-commerce vertical increased by 10.5%, primarily due to increases in revenue across the majority of clients in this vertical, including our largest clients. Revenue in our communications and media vertical increased by 2.9%, primarily due to increases in revenue with the majority of clients in the vertical partially offset by a decrease in revenue with a larger client in the vertical. Revenue in our banking, financial services and insurance vertical increased by 14.0%, primarily due to increases in revenue from the majority of clients in the vertical, including several larger clients in the vertical. Revenue in our healthcare vertical decreased by 9.7%, primarily due to decreases in revenue from several larger clients in the vertical. Revenue in our other vertical increased by 4.8%, primarily related to increases in revenue related to several larger clients in the vertical.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2026	May 31, 2025	2026 to 2025	May 31, 2026	May 31, 2025	2026 to 2025

	($ in thousands)			($ in thousands)
Cost of revenue	$1,639,124	$1,569,223	4.5%	$3,289,858	$3,085,546	6.6%
Gross profit	$823,349	$848,148	(2.9)%	$1,673,006	$1,704,047	(1.8)%
Gross margin %	33.4%	35.1%		33.7%	35.6%
Cost of revenue consists primarily of personnel costs. Gross margins can be impacted by resource location, client mix and pricing, additional lead time for programs to be fully scalable, and transition and initial set-up costs.
Our cost of revenue increased by 4.5% in the three months ended May 31, 2026, compared to the three months ended May 31, 2025. Cost of revenue increased $9.0 million, or 0.6%, due to changes in foreign currency exchange rates, which was caused primarily by the strengthening of the euro and several other currencies against the U.S. dollar. Cost of revenue also increased $32.1 million due to an increase in restructuring expenses, primarily related to severance expenses and employee-related costs as a result of the Company’s recent cost reduction initiatives. Further increases in cost of revenue resulted due to wage increases across certain countries.
Our cost of revenue increased by 6.6% in the six months ended May 31, 2026, compared to the six months ended May 31, 2025. Cost of revenue increased $62.7 million, or 2.0%, due to changes in foreign currency exchange rates, which was caused primarily by the strengthening of the euro and several other currencies against the U.S. dollar. Cost of revenue also increased $47.2 million due to an increase in restructuring expenses, primarily related to severance expenses and employee-related costs as a result of the Company’s recent cost reduction initiatives. Further increases in cost of revenue resulted due to wage increases across certain countries.
Our gross profit decreased by 2.9% in the three months ended May 31, 2026, compared to the three months ended May 31, 2025, primarily due to decreases in gross profit associated with underlying business. These decreases were mainly due to increases in cost of revenue associated with severance and employee-related costs as previously described. The decreases were partially offset by a net favorable foreign currency impact of $20.7 million on gross profit. Our gross margin percentage for the three months ended May 31, 2026 decreased to 33.4% from 35.1% in the prior fiscal year period due to the changes to revenue and gross profit previously described.
Our gross profit decreased by 1.8% in the six months ended May 31, 2026, compared to the six months ended May 31, 2025, primarily due to decreases in gross profit associated with underlying business. These decreases were mainly due to increases in cost of revenue associated with severance and employee-related costs as previously described. The decreases were partially offset by a net favorable foreign currency impact of $49.1 million on gross profit. Our gross margin percentage for the six months ended May 31, 2026 decreased to 33.7% from 35.6% in the prior fiscal year period due to the changes to revenue and gross profit previously described.

Selling, General and Administrative Expenses

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2026	May 31, 2025	2026 to 2025	May 31, 2026	May 31, 2025	2026 to 2025

	($ in thousands)			($ in thousands)
Selling, general and administrative expenses	$727,928	$699,803	4.0%	$1,459,026	$1,386,835	5.2%
Percentage of revenue	29.6%	28.9%		29.4%	29.0%
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
Our selling, general and administrative expenses increased by 4.0% in the three months ended May 31, 2026, compared to the three months ended May 31, 2025. Contributing to the increase over the prior year period was an increase of $8.1 million due to changes in foreign currency exchange rates and $16.6 million related to restructuring expenses. As a percentage of revenue, selling, general and administrative expenses increased from 28.9% in the second fiscal quarter of 2025 to 29.6% in the second fiscal quarter of 2026, primarily due to the changes previously described.
Our selling, general and administrative expenses increased by 5.2% in the six months ended May 31, 2026, compared to the six months ended May 31, 2025. Contributing to the increase over the prior year period was an increase of $36.8 million due to changes in foreign currency exchange rates, $18.3 million related to restructuring expenses and $6.9 million related to the loss on held for sale of a non-core business. As a percentage of revenue, selling, general and administrative expenses increased from 29.0% in the second fiscal quarter of 2025 to 29.4% in the second fiscal quarter of 2026, primarily due to the changes previously described.
Operating Income

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2026	May 31, 2025	2026 to 2025	May 31, 2026	May 31, 2025	2026 to 2025

	($ in thousands)			($ in thousands)
Operating income	$95,421	$148,345	(35.7)%	$213,980	$317,212	(32.5)%
Operating margin	3.9%	6.1%		4.3%	6.6%
Our operating income decreased during the three and six months ended May 31, 2026, compared to the three and six months ended May 31, 2025, primarily due to the decrease in gross profit and the increase in selling, general and administrative expenses.

Our operating margin decreased during the three and six months ended May 31, 2026, compared to the three and six months ended May 31, 2025, primarily due to the decrease in gross margin and the increase in selling, general and administrative expenses as a percentage of revenue.

Interest Expense and Finance Charges, Net

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2026	May 31, 2025	2026 to 2025	May 31, 2026	May 31, 2025	2026 to 2025

	($ in thousands)			($ in thousands)
Interest expense and finance charges, net	$68,074	$75,406	(9.7)%	$143,391	$148,400	(3.4)%
Percentage of revenue	2.8%	3.1%		2.9%	3.1%
Amounts recorded in interest expense and finance charges, net consist primarily of interest expense on our senior notes, interest expense on term loan borrowings under our senior credit facility, interest expense on borrowings under our accounts receivable securitization facility (the “Securitization Facility”), and, for the three and six months ended May 31, 2025, interest expense on the promissory note issued by us to certain sellers in connection with our combination with Webhelp (the “Sellers’ Note”).

The decrease in interest expense and finance charges, net for the three months ended May 31, 2026, compared to the three months ended May 31, 2025, was primarily due to lower interest expenses due to less debt outstanding during the period in comparison to the prior year. This decrease in interest expense included $8.4 million associated with the Sellers’ Note in the prior year period that did not recur in the current period as it was repaid in the fourth quarter of fiscal year 2025, partially offset by a net increase in interest expense associated with the Company’s remaining borrowings in comparison to the prior year period, primarily related to term loan borrowings.
The decrease in interest expense and finance charges, net for the six months ended May 31, 2026, compared to the six months ended May 31, 2025, was primarily due to lower interest expenses due to less debt outstanding during the period in comparison to the prior year. This decrease in interest expense included $16.2 million associated with the Sellers’ Note in the prior year period that did not recur in the current period as it was repaid in the fourth quarter of fiscal year 2025, partially offset by an increase of $6.3 million associated with our early redemption of $600.0 million principal amount of our senior notes due in August 2026 and a net increase in interest expense associated with the Company’s remaining borrowings, primarily related to term loan borrowings.
Other Expense (Income), Net

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2026	May 31, 2025	2026 to 2025	May 31, 2026	May 31, 2025	2026 to 2025

	($ in thousands)			($ in thousands)
Other expense (income), net	$(42,128)	$21,218	(298.5)%	$(27,617)	$16,299	(269.4)%
Percentage of revenue	(1.7)%	0.9%		(0.6)%	0.3%

Amounts recorded as other expense (income), net primarily include foreign currency transaction gains and losses other than cash flow hedges, investment gains and losses, the non-service component of pension costs, other non-operating gains and losses, and changes in acquisition contingent consideration.
Other expense (income), net for the three months ended May 31, 2026 was income of $42.1 million, compared to an expense of $21.2 million for the three months ended May 31, 2025. The change in other expense (income), net over the prior fiscal year period was primarily due to a year-over-year decrease in net expense of $55.8 million related to net changes in foreign currency transaction gains (losses) and a decrease in net expense of $9.2 million related to changes in acquisition contingent consideration.
Other expense (income), net for the six months ended May 31, 2026 was income of $27.6 million, compared to an expense of $16.3 million for the six months ended May 31, 2025. The change in other expense (income), net over the prior fiscal year period was primarily due to a year-over-year decrease in net expense of $39.3 million related to net changes in foreign currency transaction gains (losses) and a decrease in net expense of $7.6 million related to changes in acquisition contingent consideration.
Provision for Income Taxes

	Three Months Ended		% Change	Six Months Ended		% Change
	May 31, 2026	May 31, 2025	2026 to 2025	May 31, 2026	May 31, 2025	2026 to 2025

	($ in thousands)			($ in thousands)
Provision for income taxes	$14,199	$9,628	47.5%	$21,341	$40,163	(46.9)%
Percentage of income before income taxes	20.4%	18.6%		21.7%	26.3%
Our provision for income taxes consists of our current and deferred tax expense resulting from our income earned in domestic and international jurisdictions.
Our provision for income taxes increased for the three months ended May 31, 2026, compared to the three months ended May 31, 2025. The increase in expense was primarily due to an increase in income before taxes and an increase in the effective tax rate. The effective tax rate for the three months ended May 31, 2026 increased compared to the three months ended May 31, 2025, primarily due to certain discrete items and a change in the mix of income earned in different tax jurisdictions between periods.

Our provision for income taxes decreased for the six months ended May 31, 2026, compared to the six months ended May 31, 2025. The decrease in expense was primarily due to a decrease in income before taxes and a decrease in the effective tax rate. The effective tax rate for the six months ended May 31, 2026 decreased compared to the six months ended May 31, 2025, primarily due to certain discrete items and a change in the mix of income earned in different tax jurisdictions between periods.

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
•Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share, tax-effected impact of acquisition-related, integration and restructuring expenses, step-up depreciation, amortization of intangible assets, loss on held for sale, share-based compensation, certain debt costs, imputed interest related to the Sellers’ Note, certain legal settlement costs, change in acquisition contingent consideration and foreign currency losses (gains), net. Non-GAAP EPS also excludes the per share income tax effect of certain tax law changes. Non-GAAP EPS also reflects a per share adjustment to exclude non-GAAP net income attributable to participating securities.

We believe that providing this additional information is useful to the reader to better assess and understand our base operating performance, especially when comparing results with previous periods and for planning and forecasting in future periods, primarily because management typically monitors the business adjusted for these items in addition to GAAP results. Management also uses these non-GAAP measures to establish operational goals and, in some cases, for measuring performance for compensation purposes. These non-GAAP financial measures exclude amortization of intangible assets. Our acquisition activities have resulted in the recognition of intangible assets, which consist primarily of customer relationships, technology, and trade names. Finite-lived intangible assets are amortized over their estimated useful lives and are tested for impairment when events indicate that the carrying value may not be recoverable. The amortization of intangible assets is reflected in our statements of operations. Although intangible assets contribute to our revenue generation, the amortization of intangible assets does not directly relate to the services performed for our clients. Additionally, intangible asset amortization expense typically fluctuates based on the size and timing of our acquisition activity. Accordingly, we believe excluding the amortization of intangible assets, along with the other non-GAAP adjustments, which neither relate to the ordinary course of our business nor reflect our underlying business performance, enhances our and our investors’ ability to compare our past financial performance with our current performance and to analyze underlying business performance and trends. Intangible asset amortization excluded from the related non-GAAP financial measure represents the entire amount recorded within our GAAP financial statements, and the revenue generated by the associated intangible assets has not been excluded from the related non-GAAP financial measure. Intangible asset amortization is excluded from the related non-GAAP financial measure because the amortization, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired, or the estimated useful life of an intangible asset is revised. These non-GAAP financial measures also exclude share-based compensation expense. Given the subjective assumptions and the variety of award types that companies can use when calculating share-based compensation expense, management believes this additional information allows investors to make additional comparisons between our operating results and those of our peers. As these non-GAAP financial measures are not calculated in accordance with

GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies. These non-GAAP financial measures should not be considered in isolation or as a substitute for the comparable GAAP measures and should be used as a complement to, and in conjunction with, data presented in accordance with GAAP.

	Three Months Ended		Six Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
	($ in thousands, except per share amounts)

Operating income	$95,421	$148,345	$213,980	$317,212
Acquisition-related, integration and restructuring expenses (1)	65,505	16,808	100,374	34,832
Step-up depreciation	2,701	2,536	5,456	4,912
Amortization of intangibles	102,057	109,158	205,513	214,777
Loss on held for sale	963	—	6,892	—
Share-based compensation	25,367	26,862	54,822	53,462
Non-GAAP operating income	$292,014	$303,709	$587,037	$625,195

Net income	$55,276	$42,093	$76,865	$112,350
Interest expense and finance charges, net	68,074	75,406	143,391	148,400
Provision for income taxes	14,199	9,628	21,341	40,163
Other expense (income), net	(42,128)	21,218	(27,617)	16,299
Acquisition-related, integration and restructuring expenses (1)	65,505	16,808	100,374	34,832
Step-up depreciation	2,701	2,536	5,456	4,912
Amortization of intangibles	102,057	109,158	205,513	214,777
Loss on held for sale	963	—	6,892	—
Share-based compensation	25,367	26,862	54,822	53,462
Depreciation (exclusive of step-up depreciation)	55,361	53,615	108,519	106,336
Adjusted EBITDA	$347,375	$357,324	$695,556	$731,531

Operating margin	3.9%	6.1%	4.3%	6.6%
Non-GAAP operating margin	11.9%	12.6%	11.8%	13.1%
Adjusted EBITDA margin	14.1%	14.8%	14.0%	15.3%

Net income	$55,276	$42,093	$76,865	$112,350
Acquisition-related, integration and restructuring expenses (1)	65,505	16,808	100,374	34,832
Step-up depreciation	2,701	2,536	5,456	4,912
Debt costs (2)	—	1,102	6,268	1,102
Imputed interest related to Sellers’ Note included in interest expense and finance charges, net	—	4,503	—	8,689
Legal settlement costs (3)	—	2,000	—	2,000
Change in acquisition contingent consideration included in other expense (income), net	(529)	8,691	(945)	6,667
Foreign currency losses (gains), net (4)	(44,965)	10,789	(32,659)	6,610
Amortization of intangibles	102,057	109,158	205,513	214,777
Loss on held for sale	963	—	6,892	—
Share-based compensation	25,367	26,862	54,822	53,462
Income taxes related to the above (5)	(37,805)	(44,931)	(85,862)	(81,923)
Income tax effect of change in tax law	—	—	—	4,269
Non-GAAP net income	$168,570	$179,611	$336,724	$367,747

	Three Months Ended		Six Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
	($ in thousands, except per share amounts)

Diluted earnings per common share (“EPS”)	$0.86	$0.63	$1.20	$1.68
Acquisition-related, integration and restructuring expenses (1)	1.08	0.27	1.64	0.55
Step-up depreciation	0.04	0.04	0.09	0.08
Debt costs (2)	—	0.02	0.10	0.02
Imputed interest related to Sellers’ Note included in interest expense and finance charges, net	—	0.07	—	0.14
Legal settlement costs (3)	—	0.03	—	0.03
Change in acquisition contingent consideration included in other expense (income), net	(0.01)	0.14	(0.02)	0.10
Foreign currency losses (gains), net (4)	(0.74)	0.17	(0.53)	0.10
Amortization of intangibles	1.68	1.72	3.36	3.37
Loss on held for sale	0.02	—	0.11	—
Share-based compensation	0.42	0.42	0.90	0.84
Income taxes related to the above (5)	(0.62)	(0.71)	(1.41)	(1.29)
Income tax effect of change in tax law	—	—	—	0.07
Adjustment for participating securities	(0.10)	(0.10)	(0.20)	(0.20)
Non-GAAP Diluted EPS	$2.63	$2.70	$5.24	$5.49

(1) For the three and six months ended May 31, 2026, acquisition-related, integration and restructuring expenses primarily included restructuring costs associated with the Company’s recent cost reduction initiatives, including severance and employee-related costs. Restructuring expenses also included costs associated with facilities consolidation, including lease terminations. For the three and six months ended May 31, 2025, acquisition-related, integration and restructuring costs primarily included integration costs associated with our combination with Webhelp and restructuring expenses. These costs primarily included severance and employee-related costs, costs associated with facilities consolidation, including lease terminations to integrate the businesses, and information technology system consolidation costs.

(2) For the six months ended May 31, 2026, debt costs included debt extinguishment costs associated with our early redemption of $600.0 million of our senior notes due in August 2026. For the three and six months ended May 31, 2025, debt costs included debt extinguishment costs associated with our Restated Credit Agreement and our voluntary prepayment of a portion of our outstanding term loans.

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

In September 2021, considering our strong free cash flow, low leverage, and adequate liquidity to support capital return to stockholders while maintaining flexibility to pursue acquisitions, our board of directors authorized a share repurchase program. Under the share repurchase program, the board of directors authorized the repurchase of up to $500.0 million of our common stock from time to time as market and business conditions warrant, including through open market purchases or Rule 10b5-1 trading plans. In January 2025, our board of directors extended our share repurchase program by authorizing an increase of the amount remaining for share repurchases under the existing share repurchase authorization to $600.0 million. The share repurchase program has no termination date and may be suspended or discontinued at any time.

During the three months ended May 31, 2026, we did not repurchase any shares of our common stock under the share repurchase program. During the six months ended May 31, 2026, we repurchased 1,081,121 shares of our common stock under the share repurchase program for approximately $43.2 million in the aggregate. During the three and six months ended May 31, 2025, we repurchased 923,899 and 1,463,701 shares, respectively, of our common stock under the share repurchase program for approximately $45.3 million and $71.2 million, respectively, in the aggregate. At May 31, 2026, approximately $396.6 million remained available for share repurchases under the existing authorization from our board of directors.

During fiscal years 2026 and 2025, we paid the following dividends per share approved by our board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
January 15, 2025	January 31, 2025	$0.33275	February 11, 2025
March 26, 2025	April 25, 2025	$0.33275	May 6, 2025
June 26, 2025	July 25, 2025	$0.33275	August 5, 2025
September 25, 2025	October 24, 2025	$0.36	November 4, 2025
January 13, 2026	January 30, 2026	$0.36	February 10, 2026
March 24, 2026	April 24, 2026	$0.36	May 5, 2026

On June 29, 2026, the Company announced a cash dividend of $0.36 per share to stockholders of record as of July 24, 2026, payable on August 4, 2026.
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

Debt Arrangements
Senior Notes

On February 24, 2026, we issued and sold $600.0 million aggregate principal amount of 6.500% Senior Notes due 2029 (the “2029 Notes”). The 2029 Notes were sold in a registered public offering pursuant to our Registration Statement on Form S-3, which became effective upon filing, and a Prospectus Supplement dated February 12, 2026, to a Prospectus dated July 17, 2023.

We used the net proceeds from the sale of the 2029 Notes, together with other available funds, to redeem $600.0 million of our 6.650% Senior Notes due 2026 (the “2026 Notes”), of which $800.0 million aggregate principal amount was outstanding immediately before giving effect to such redemption. We recorded debt extinguishment costs of $6.3 million associated with this early redemption of a portion of the 2026 Notes in the six months ended May 31, 2026.

On August 2, 2023, we issued and sold (i) $800.0 million aggregate principal amount of the 2026 Notes, (ii) $800.0 million aggregate principal amount of 6.600% Senior Notes due 2028 (the “2028 Notes”) and (iii) $550.0 million aggregate principal amount of 6.850% Senior Notes due 2033 (the “2033 Notes” and, together with the 2026 Notes, 2028 Notes and 2029 Notes, the “Senior Notes”). The 2026 Notes, 2028 Notes and 2033 Notes were sold in a registered public offering pursuant to our Registration Statement on Form S-3, which became effective upon filing, and a Prospectus Supplement dated July 19, 2023, to a Prospectus dated July 17, 2023.

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

In fiscal year 2023, we entered into cross-currency swap arrangements with certain financial institutions for a total notional amount of $500.0 million, which represented $250.0 million aggregate principal amount of the 2026 Notes and $250.0 million aggregate principal amount of the 2028 Notes. As part of the senior notes refinancing that occurred in February 2026, we extended cross-currency swap arrangements with certain financial institutions for a total notional amount equivalent to $250.0 million aggregate principal amount of the 2029 Notes (previously associated with $250.0 million aggregate principal amount of the 2026 Notes).

In addition to aligning the currency of a portion of our interest payments to our euro-denominated cash flows, the arrangements, together with intercompany loans and additional intercompany cross-currency interest rate swap arrangements, effectively converted $250.0 million aggregate principal amount of the 2028 Notes and $250.0 million aggregate principal amount of the 2029 Notes into synthetic fixed euro-based debt, both at weighted average interest rates of 5.18%.

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
The Restated Credit Agreement provides for (i) an unsecured three-year term loan facility in an aggregate principal amount not to exceed $750.0 million (the “New Term Loan Facility”), (ii) an unsecured three-year delayed draw term loan facility in an aggregate principal amount not to exceed $250.0 million (the “3-Year DD Term Loan Facility”), which was drawn in full in September 2025, (iii) an unsecured five-year delayed draw term loan facility in an aggregate principal amount not to exceed $500.0 million (the “5-Year DD Term Loan Facility”, and together with the 3-Year DD Term Loan Facility, the “Delayed Draw Term Loans”), which was drawn in full in September 2025, and (iv) a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $1,100.0 million (the “Revolving Credit Facility”). The Restated Credit Agreement also provided for the conversion and continuation of loans in an aggregate principal amount of $750.0 million under our prior unsecured term loan facility into loans under an unsecured term loan facility with the same maturity as such converted and continued loans (the “Continued Term Loan Facility”). Aggregate borrowing capacity under the Restated Credit Agreement may be increased by up to an additional $500.0 million by increasing the amount of the Revolving Credit Facility commitments or by incurring additional term loans, in each case subject to the satisfaction of certain conditions set forth in the Restated Credit Agreement, including the receipt of additional commitments for such increase(s).
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

In September 2025, in connection with the issuance of the Delayed Draw Term Loans of $750.0 million, we entered into an interest rate swap to fix the interest component associated with the debt, creating synthetic fixed-rate debt. Concurrent with entering the interest rate swaps, we entered into cross-currency swap arrangements with certain financial institutions for a total notional amount equivalent to $750.0 million. In addition to aligning the currency of our interest payments to the Company’s euro-denominated cash flows, the arrangements, together with intercompany loans and additional intercompany cross-currency interest rate swap arrangements, effectively converted the Delayed Draw Term Loans into synthetic fixed euro-based debt at weighted average interest rates of 3.43% for the three-year term loan and 3.69% for the five-year term loan.
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
As of May 31, 2026 and November 30, 2025, the outstanding principal balance on our term loans was $1,837.5 million and $1,965.6 million. During the three and six months ended May 31, 2026, we made required quarterly principal payments of $18.8 million and $28.1 million on our term loans. In addition, during the three months ended May 31, 2026, we voluntarily prepaid $100.0 million of the principal balance on our term loans, without penalty.
None of our subsidiaries guarantees the obligations under the Restated Credit Agreement.
At May 31, 2026 and November 30, 2025, no amounts were outstanding under our Revolving Credit Facility.

Securitization Facility

Under the Securitization Facility, Concentrix Corporation and certain of its U.S. based subsidiaries sell or otherwise transfer all of their accounts receivable to a special purpose bankruptcy-remote subsidiary of Concentrix Corporation that grants a security interest in the receivables to the lenders in exchange for available borrowings. On March 20, 2026, we entered into an amendment to the Securitization Facility to increase the commitment of the lenders to provide available borrowings from up to $700.0 million to up to $750.0 million and extend the termination date of the Securitization Facility from January 14, 2027 to March 20, 2028. Borrowings that are funded by certain lenders through such lenders’ issuance of commercial paper bear interest at the applicable commercial paper rate plus a spread of 0.75%. Other borrowings bear interest at a per annum rate equal to the applicable SOFR rate (subject to a SOFR related adjustment of 0.10%), plus a spread of 0.90%. Borrowing availability under the Securitization Facility may be limited by our accounts receivable balances, changes in the credit ratings of our clients comprising the receivables, client concentration levels in the receivables, and certain characteristics of the accounts receivable being transferred (including factors tracking performance of the accounts receivable over time).

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

As of May 31, 2026 and November 30, 2025, we were in compliance with the covenants related to our debt arrangements.

Cash Flows – Six Months Ended May 31, 2026 and 2025
The following summarizes our cash flows for the six months ended May 31, 2026 and 2025, as reported in our consolidated statements of cash flows in the accompanying consolidated financial statements.

	Six Months Ended
	May 31, 2026	May 31, 2025

	($ in thousands)
Net cash provided by operating activities	$174,671	$237,944
Net cash used in investing activities	(81,904)	(107,073)
Net cash used in financing activities	(175,365)	(46,600)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,956	21,257
Net increase (decrease) in cash, cash equivalents and restricted cash	$(79,642)	$105,528
Cash, cash equivalents, restricted cash and cash held for sale at beginning of year	521,127	429,604
Cash, cash equivalents, restricted cash, cash held for sale, and restricted cash held for sale at the end of the period	$441,485	$535,132
Operating Activities
Net cash provided by operating activities was $174.7 million for the six months ended May 31, 2026, compared to $237.9 million for the six months ended May 31, 2025. The change over the prior year period was primarily due to a decrease in net income, an increase in payments for severance expenses, and unfavorable working capital changes.

Investing Activities

Net cash used in investing activities for the six months ended May 31, 2026 was $81.9 million, compared to $107.1 million for the six months ended May 31, 2025. The change over the prior year period was primarily related to proceeds on the sale of property and equipment of $17.1 million during the six months ended May 31, 2026 and a decrease in capital expenditures.

Financing Activities
Net cash used in financing activities for the six months ended May 31, 2026 was $175.4 million, primarily consisting of principal payments of $128.1 million on the Company’s term loan borrowings, share repurchases of $43.2 million, dividends paid of $46.2 million and change in funds held for clients of $21.5 million, all partially offset by net borrowings of $75.5 million under our Securitization Facility. The net proceeds from the issuance of $600.0 million aggregate principal amount of the 2029 Notes were used to redeem $600.0 million aggregate principal amount of the 2026 Notes.
Net cash used in financing activities for the six months ended May 31, 2025 was $46.6 million, primarily consisting of principal payments of $150.0 million on the term loans, share repurchases of $71.2 million, dividends paid of $44.5 million, change in funds held for clients of $8.8 million, payments on other borrowings of $6.0 million, debt issuance costs of $4.8 million and a deferred acquisition consideration payment of $6.5 million, all partially offset by net borrowings under our Securitization Facility of $247.0 million.

Free Cash Flow and Adjusted Free Cash Flow (non-GAAP measures)

	Six Months Ended
	May 31, 2026	May 31, 2025

	($ in thousands)
Net cash provided by operating activities	$174,671	$237,944
Purchases of property and equipment	(102,076)	(106,410)
Free cash flow (a non-GAAP measure)	$72,595	$131,534
Change in outstanding factoring balances	25,116	28,936
Adjusted free cash flow (a non-GAAP measure)	$97,711	$160,470

Our free cash flow was $72.6 million for the six months ended May 31, 2026 compared to $131.5 million for the six months ended May 31, 2025. The decrease in free cash flow for the six months ended May 31, 2026 compared to the prior fiscal year period was due to the decrease in cash provided by operating activities partially offset by a decrease in capital expenditures.
Our adjusted free cash flow was $97.7 million for the six months ended May 31, 2026 compared to $160.5 million for the six months ended May 31, 2025. The decrease in adjusted free cash flow for the six months ended May 31, 2026 compared to the prior year period was due to a decrease in free cash flow and a decrease in the change in outstanding factoring balances.

Capital Resources
As of May 31, 2026, we had total liquidity of $1,504.6 million, which includes undrawn capacity on our Revolving Credit Facility of $1,100.0 million, undrawn capacity of $137.5 million under our Securitization Facility, and cash and cash equivalents, including cash held for sale.
Our cash and cash equivalents, including cash held for sale, totaled $267.1 million and $329.4 million as of May 31, 2026 and November 30, 2025, respectively. Of our total cash and cash equivalents, 97% and 98% were held by our non-U.S. legal entities as of both May 31, 2026 and November 30, 2025, respectively. The cash and cash equivalents held by our non-U.S. legal entities are no longer subject to U.S. federal tax on repatriation into the United States; repatriation of some non-U.S. balances is restricted by local laws. Historically, we have fully utilized and reinvested all non-U.S. cash to fund our international operations and expansions; however, we have recorded deferred tax liabilities related to non-U.S. withholding taxes on the earnings of certain previously acquired non-U.S. entities that are likely to be repatriated in the future. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of the state and withholding taxes depending upon the planned timing and manner of such repatriation.

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

We serve many of our U.S.-based, European and British clients from our delivery centers located around the world. As a result, a substantial portion of the costs to deliver these services are denominated in the local currency of the country where the services are performed. This creates foreign exchange exposure for us. As of May 31, 2026, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in certain foreign currencies by entering into hedging contracts with institutions to acquire a total of PHP 43,620.0 million at a fixed price of $737.2 million at various dates through May 2028; and INR 33,240.0 million at a fixed price of $359.7 million at various dates through May 2028. The fair value of these derivative instruments as of May 31, 2026 is presented in Note 7 of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The potential loss in fair value at May 31, 2026 for such contracts resulting from a hypothetical 10% adverse change in the underlying foreign currency exchange rates is approximately $104.3 million. This loss would be substantially offset by corresponding gains on the underlying foreign currency exposures.
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
Interest Rate Risk
At May 31, 2026, our outstanding debt under our Restated Credit Agreement and our Securitization Facility is variable rate debt, which exposes the Company to changes in interest rates. Holding other variables constant, including the total amount of outstanding indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated increase in interest expense of approximately $24.5 million per year.
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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during our second fiscal quarter of fiscal year 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe that these proceedings will have a material adverse effect on the results of our operations, our financial position, or the cash flows of our business. During the three months ended May 31, 2026, there were no new material legal proceedings and no material developments in any legal proceedings reported in our Annual Report on Form 10-K for the fiscal year ended November 30, 2025.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company’s purchases of common stock under the Company’s share repurchase program during the fiscal quarter ended May 31, 2026:

Period	Total number of shares purchased (1), (2)	Average price paid per share	Total number of shares purchased as part of publicly announced program (3)	Maximum dollar amount that may yet be purchased under the program (in thousands) (3)
March 1, 2026 - March 31, 2026	705	$31.96	—	$396,602
April 1, 2026 - April 30, 2026	1,946	$28.44	—	$396,602
May 1, 2026 - May 31, 2026	739	$24.03	—	$396,602
Total	3,390	$28.21	—
(1) Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations.
(2) During the periods presented, we did not repurchase any shares under the Company’s publicly announced share repurchase program, which was initiated in September of 2021.
(3) In January 2025, the Company’s board of directors extended the share repurchase program by authorizing an increase of the amount remaining for share repurchases under the existing share repurchase authorization to $600,000. The repurchase program has no termination date and may be suspended or discontinued at any time.
ITEM 5. OTHER INFORMATION
During the three months ended May 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

10.1
Sixth Amendment to Receivables Financing Agreement, dated as of March 20, 2026, by and among Concentrix Receivables, Inc., as borrower, the Company, as servicer, the group agents and the lenders party thereto, and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2026).

10.2
Amendment No. 1 to the Concentrix Corporation Amended and Restated 2020 Stock Incentive Plan, as amended, dated March 25, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2026).

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

Date: July 2, 2026	CONCENTRIX CORPORATION

	By:	/s/ Christopher Caldwell
Christopher Caldwell
President and Chief Executive Officer

	By:	/s/ Andre Valentine
Andre Valentine
Chief Financial Officer