Form 10-Q
period 2026-08-31
Concentrix Corp
filed 2026-10-07
CIK 1803599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding as of September 30, 2026
Common Stock, par value $0.0001 per share	61,105,440

CONCENTRIX CORPORATION
Form 10-Q
Index

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONCENTRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)

	August 31, 2026	November 30, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$244,692	$327,347
Accounts receivable, net	1,969,848	1,999,021
Assets held for sale	212,959	—
Other current assets	489,238	758,135
Total current assets	2,916,737	3,084,503
Property and equipment, net	698,116	735,550
Operating lease right-of-use assets, net	864,749	857,025
Goodwill	2,636,667	3,671,746
Intangible assets, net	1,651,400	1,960,338
Deferred tax assets	346,058	317,453
Other assets	147,042	134,471
Total assets	$9,260,769	$10,761,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$221,495	$244,771
Current portion of long-term debt	450,000	65,625
Accrued compensation and benefits	680,040	764,962
Other accrued liabilities	763,409	997,198
Income taxes payable	73,221	123,794
Liabilities held for sale	182,149	—
Total current liabilities	2,370,314	2,196,350
Long-term debt, net	3,925,373	4,572,889
Other long-term liabilities	949,867	950,983
Deferred tax liabilities	246,476	296,519
Total liabilities	7,492,030	8,016,741
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized and no shares issued and outstanding as of August 31, 2026 and November 30, 2025, respectively	—	—
Common stock, $0.0001 par value, 250,000 shares authorized; 70,679 and 70,316 shares issued as of August 31, 2026 and November 30, 2025, respectively, and 60,948 and 61,739 shares outstanding as of August 31, 2026 and November 30, 2025, respectively	7	7
Additional paid-in capital	3,859,842	3,783,972
Treasury stock, 9,731 and 8,577 shares as of August 31, 2026 and November 30, 2025, respectively	(657,424)	(610,162)
Retained deficit	(1,157,782)	(177,010)
Accumulated other comprehensive loss	(275,904)	(252,462)
Total stockholders’ equity	1,768,739	2,744,345
Total liabilities and stockholders’ equity	$9,260,769	$10,761,086

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Revenue	$2,453,679	$2,483,253	$7,416,543	$7,272,846
Cost of revenue	1,604,800	1,628,246	4,894,658	4,713,792
Gross profit	848,879	855,007	2,521,885	2,559,054
Selling, general and administrative expenses	709,184	708,023	2,168,210	2,094,858
Impairment charge	1,050,000	—	1,050,000	—
Operating income (loss)	(910,305)	146,984	(696,325)	464,196
Interest expense and finance charges, net	64,856	72,014	208,247	220,414
Other expense (income), net	4,603	(36,474)	(23,014)	(20,175)
Income (loss) before income taxes	(979,764)	111,444	(881,558)	263,957
Provision for income taxes	8,349	23,334	29,690	63,497
Net income (loss)	$(988,113)	$88,110	$(911,248)	$200,460

Earnings (loss) per common share:
Basic	$(16.24)	$1.34	$(14.99)	$3.01
Diluted	$(16.24)	$1.34	$(14.99)	$3.01
Weighted-average common shares outstanding:
Basic	60,910	62,598	61,011	63,325
Diluted	60,910	62,702	61,011	63,379

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(currency in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Net income (loss)	$(988,113)	$88,110	$(911,248)	$200,460
Other comprehensive income (loss):
Unrealized gains (losses) of defined benefit plans, net of taxes of $156 and $7,428 for the three and nine months ended August 31, 2026, respectively, and $0 and $(19) for the three and nine months ended August 31, 2025, respectively	1,409	(14)	(20,272)	1,103
Reclassification of net losses of defined benefit plans to net income (loss), net of taxes of $(159) and $(1,117) for the three and nine months ended August 31, 2026, respectively, and $0 and $0 for the three and nine months ended August 31, 2025, respectively	476	—	3,337	—
Total change in unrealized gain (losses) of defined benefit plans, net of taxes	1,885	(14)	(16,935)	1,103
Unrealized gains (losses) on hedges during the period, net of taxes of $1,245 and $13,936 for the three and nine months ended August 31, 2026, respectively, and $5,839 and $(3,275) for the three and nine months ended August 31, 2025, respectively	6,281	(13,074)	(23,825)	14,375
Reclassification of net losses (gains) on hedges to net income (loss), net of taxes of $(3,276) and $(7,571) for the three and nine months ended August 31, 2026, respectively, and $186 and $(1,235) for the three and nine months ended August 31, 2025, respectively	9,621	(545)	22,235	3,627
Total change in unrealized gains (losses) on hedges, net of taxes	15,902	(13,619)	(1,590)	18,002
Foreign currency translation adjustments for the three and nine months ended August 31, 2026 and 2025, respectively	39,254	27,548	(4,917)	186,091
Other comprehensive income (loss)	57,041	13,915	(23,442)	205,196
Comprehensive income (loss)	$(931,072)	$102,025	$(934,690)	$405,656

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency and share amounts in thousands)
(unaudited)

	Three and Nine Months Ended August 31, 2026
	Common stock			Treasury stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Retained deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balances, May 31, 2026	70,591	$7	$3,838,082	9,728	$(657,340)	$(146,518)	$(332,945)	$2,701,286
Other comprehensive income	—	—	—	—	—	—	57,041	57,041
Share-based compensation activity	88	—	21,760	—	—	—	—	21,760
Repurchase of common stock for tax withholdings on equity awards	—	—	—	3	(84)	—	—	(84)
Repurchase of common stock	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	(23,151)	—	(23,151)
Net loss	—	—	—	—	—	(988,113)	—	(988,113)
Balances, August 31, 2026	70,679	$7	$3,859,842	9,731	$(657,424)	$(1,157,782)	$(275,904)	$1,768,739

Balances, November 30, 2025	70,316	$7	$3,783,972	8,577	$(610,162)	$(177,010)	$(252,462)	$2,744,345
Other comprehensive income (loss)	—	—	—	—	—	—	(23,442)	(23,442)
Share-based compensation activity	363	—	75,870	—	—	—	—	75,870
Repurchase of common stock for tax withholdings on equity awards	—	—	—	73	(4,068)	—	—	(4,068)
Repurchase of common stock	—	—	—	1,081	(43,194)	—	—	(43,194)
Dividends	—	—	—	—	—	(69,524)	—	(69,524)
Net loss	—	—	—	—	—	(911,248)	—	(911,248)
Balances, August 31, 2026	70,679	$7	$3,859,842	9,731	$(657,424)	$(1,157,782)	$(275,904)	$1,768,739

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

CONCENTRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Nine Months Ended
	August 31, 2026	August 31, 2025
Cash flows from operating activities:
Net income (loss)	$(911,248)	$200,460
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charge	1,050,000	—
Depreciation	170,548	168,026
Amortization	306,421	326,556
Non-cash share-based compensation expense	72,022	77,913
Provision for credit losses	7,384	5,467
Deferred income taxes	(70,110)	(112,717)
Amortization of debt discount and issuance costs	5,723	19,056
Pension and other post-retirement benefit costs	18,911	11,220
Change in acquisition contingent consideration	1,180	4,250
Loss on held for sale	8,420	—
Other	3,788	(39)
Changes in operating assets and liabilities:
Accounts receivable, net	30,085	(64,260)
Accounts payable	(19,719)	6,895
Other operating assets and liabilities	(230,527)	(180,080)
Net cash provided by operating activities	442,878	462,747
Cash flows from investing activities:
Purchases of property and equipment	(149,054)	(171,464)
Proceeds from sale of property and equipment	17,016	—
Proceeds from divestiture, net of cash sold	3,156	—
Acquisition of business, net of cash acquired	—	(663)
Net cash used in investing activities	(128,882)	(172,127)
Cash flows from financing activities:
Proceeds from the Credit Facility - Term Loan	—	750,000
Repayments of the Credit Facility - Term Loan	(146,875)	(900,000)
Proceeds from the Credit Facility - Revolver	1,668,500	100,000
Repayments of the Credit Facility - Revolver	(1,668,500)	(100,000)
Proceeds from the Securitization Facility	1,151,500	1,628,000
Repayments of the Securitization Facility	(1,068,000)	(1,474,000)
Proceeds from the issuance of Senior Notes due 2029	599,796	—
Repayments of Senior Notes due 2026	(800,000)	—
Cash paid for debt extinguishment	(5,478)	—
Other debt repayments	—	(6,165)
Cash paid for debt issuance costs	(4,953)	(4,755)
Acquisition deferred consideration payment	—	(6,454)
Proceeds from exercise of stock options	3,848	3,991
Repurchase of common stock for tax withholdings on equity awards	(4,068)	(3,743)
Repurchase of common stock	(43,194)	(112,774)
Dividends paid	(69,264)	(66,393)
Change in funds held for clients	3,340	(19,151)
Net cash used in financing activities	(383,348)	(211,444)
Effect of exchange rate changes on cash, cash equivalents, cash held for sale, restricted cash and restricted cash held for sale	3,004	29,706
Net increase (decrease) in cash, cash equivalents, cash held for sale, restricted cash and restricted cash held for sale	(66,348)	108,882
Cash, cash equivalents, cash held for sale and restricted cash at beginning of year	521,127	429,604
Cash, cash equivalents, cash held for sale, restricted cash and restricted cash held for sale at end of period	$454,779	$538,486

Supplemental disclosure of non-cash investing activities:
Accrued costs for property and equipment purchases	$31,536	$38,346
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
Concentration of credit risk
For the three and nine months ended August 31, 2026 and 2025, no client accounted for more than 10% of the Company’s consolidated revenue.
As of August 31, 2026 and November 30, 2025, no client comprised more than 10% of the Company’s total accounts receivable balance.
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

Sales of accounts receivable under the various factoring programs were $289,000 and $916,000 during the three and nine months ended August 31, 2026, respectively, and $338,000 and $955,000 during the three and nine months ended August 31, 2025, respectively, which amounts approximate cash collections on sold accounts receivable during each quarter. As noted above, the Company acts as a servicer (collects client payments on behalf of the financial institution) for certain of its accounts receivable factoring arrangements. The servicing fees and loss on the sale associated with these accounts receivable factoring arrangements were not material to the Company for the three and nine months ended August 31, 2026 and 2025. As of August 31, 2026 and November 30, 2025, accounts receivable in the amount of $98,000 and $119,000, respectively, had been sold to the financial institutions and were not included in accounts receivable, net in the consolidated balance sheets.

Accounting pronouncements recently issued
In December 2023, the FASB issued ASU 2023-09, which requires enhanced income tax disclosures, including disaggregation of information in the rate reconciliation table and disaggregated information related to income taxes paid. The amendments in ASU 2023-09 are effective for the Company for the fiscal year ending November 30, 2026 and will be applied on a prospective basis. The Company is currently evaluating the impact that this update will have on its disclosures in the annual consolidated financial statements.
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

NOTE 3—ASSETS AND LIABILITIES HELD FOR SALE:

In February 2026, the Company entered into a definitive agreement to sell a non-core business to a third party for approximately 15 million euros, subject to customary closing conditions and certain purchase price adjustments. The Company expects the transaction to close in the fourth quarter of fiscal year 2026.

In February 2026, the assets and liabilities of the business qualified as assets and liabilities held for sale due to the planned divestiture. As of August 31, 2026, assets held for sale of $212,959 primarily consist of cash, restricted cash (which relates to funds held for clients) and intangible assets, and liabilities held for sale of $182,149 primarily consist of liabilities related to funds held for clients.

The Company determined that execution of a definitive agreement to sell the aforementioned non-core business did not qualify as discontinued operations since it neither represented a strategic shift nor did it have a major effect on the Company’s operations and financial results.

The Company recorded a loss on held for sale of $1,528 and $8,420 for the three and nine months ended August 31, 2026 as a result of the fair value analysis performed. This expense is included within selling, general and administrative expenses in the consolidated statement of operations. There was no comparable loss for the three and nine months ended August 31, 2025.
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
The Company recorded share-based compensation expense of $21,757 and $25,042 for the three months ended August 31, 2026 and 2025, respectively. The Company recorded share-based compensation expense of $76,579 and $78,504 for the nine months ended August 31, 2026 and 2025, respectively. Share-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.
NOTE 5—BALANCE SHEET COMPONENTS:

Cash, cash equivalents, cash held for sale, restricted cash and restricted cash held for sale:

The following table provides a reconciliation of cash, cash equivalents, cash held for sale, restricted cash and restricted cash held for sale reported within the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:

	As of
	August 31, 2026	August 31, 2025
Cash and cash equivalents	$244,692	$350,259
Cash held for sale	11,133	—
Restricted cash included in other current assets	33,474	188,227
Restricted cash held for sale	165,480	—
Cash, cash equivalents, cash held for sale, restricted cash and restricted cash held for sale	$454,779	$538,486
Restricted cash and restricted cash held for sale balances relate primarily to funds held for clients, restrictions placed on cash deposits by banks as collateral for the issuance of bank guarantees and the terms of a government grant, and letters of credit for leases. Of the restricted cash balance and the restricted cash held for sale balance, an aggregate of $190,722 and $187,139 related to funds held for clients as of August 31, 2026 and November 30, 2025, respectively. As of August 31, 2026 and November 30, 2025, the Company has a corresponding current liability recorded in current liabilities held for sale and other accrued liabilities on the consolidated balance sheet related to these funds.

Accounts receivable, net:
Accounts receivable, net is comprised of the following as of August 31, 2026 and November 30, 2025:

	As of
	August 31, 2026	November 30, 2025
Billed accounts receivable	$1,085,321	$1,102,601
Unbilled accounts receivable	908,356	913,863
Less: Allowance for credit losses	(23,829)	(17,443)
Accounts receivable, net	$1,969,848	$1,999,021
Allowance for credit losses:
Presented below is a progression of the allowance for credit losses:

	Three Months Ended		Nine Months Ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Balance at beginning of period	$22,640	$19,561	$17,443	$14,307
Net additions	1,278	549	7,384	5,467
Write-offs and reclassifications	(89)	(724)	(998)	(388)
Balance at end of period	$23,829	$19,386	$23,829	$19,386

Property and equipment, net:
The following table summarizes the carrying amounts and related accumulated depreciation for property and equipment as of August 31, 2026 and November 30, 2025:

	As of
	August 31, 2026	November 30, 2025
Land	$19,388	$28,391
Equipment, computers, and software	1,008,043	969,841
Furniture and fixtures	176,843	172,154
Buildings, building improvements, and leasehold improvements	749,492	704,074
Construction-in-progress	30,263	39,098
Total property and equipment, gross	$1,984,029	$1,913,558
Less: Accumulated depreciation	(1,285,913)	(1,178,008)
Property and equipment, net	$698,116	$735,550

Shown below are the countries where 10% or more and other significant concentrations of the Company’s property and equipment, net are located as of August 31, 2026 and November 30, 2025:

	As of
	August 31, 2026	November 30, 2025
Property and equipment, net:
Philippines	$95,533	$105,475
United States	77,518	93,773
India	68,214	57,585
France	46,928	56,386
Others	409,923	422,331
Total	$698,116	$735,550
Goodwill:
The Company tests goodwill for impairment annually on the first day of its fourth fiscal quarter and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Goodwill is tested for impairment at the reporting unit level. The Company has one reporting unit, which is the consolidated company.

During the third quarter of fiscal 2026, the Company experienced a sustained decrease in the market price of its common stock resulting in the market capitalization being significantly less than the carrying value of the reporting unit. This led the Company to determine that triggering events occurred, and a quantitative goodwill impairment assessment was performed during the three months ended August 31, 2026.

The quantitative impairment assessment consisted of estimating the fair value of the Company’s reporting unit using an equal weighting of the income and market valuation approaches. The resulting fair value estimate was evaluated for reasonableness through a reconciliation to the Company's market capitalization. The income approach applied a fair value methodology to our reporting unit based on discounted cash flows. This analysis requires significant judgments and assumptions, including estimation of our future cash flows, which is dependent on internally developed forecasts, including future levels of revenue growth, and adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margin, and determination of a weighted average cost of capital. We also applied a market approach. Under the market approach, we utilized a guideline public company method, which involves calculating valuation multiples based on financial data from comparable publicly traded companies and considerations of recent transactions in the technology industry. Multiples derived from these companies and transactions provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are then applied to the financial data for our reporting unit to arrive at an indication of fair value. The market multiple was applied to adjusted EBITDA. Determining the fair value of the Company’s reporting unit required significant judgments, estimates and assumptions. The Company believes these estimates and assumptions are reasonable. However, future changes in the judgments, assumptions, and estimates that are used in the impairment testing for goodwill, including discount and tax rates or future cash flow projections, could result in significantly different estimates of fair value. As a result of these factors, and the impact of macroeconomic conditions, goodwill for our single reporting unit may be more susceptible to impairment risk.

As a result of the quantitative analysis performed, the carrying value of the Company’s reporting unit was determined to exceed its fair value, resulting in a non-cash goodwill impairment charge of $1,050,000. This charge was recorded within the impairment charge caption of the consolidated statement of operations for the three and nine months ended August 31, 2026. No subsequent impairment indicators were identified. No goodwill impairment charges were recognized during the three and nine months ended August 31, 2025.

The balance of goodwill immediately preceding the impairment charge was $3,686,667. The goodwill impairment charge is nondeductible for tax purposes.

The Company is required to provide additional disclosures about fair value measurements as part of the consolidated financial statements for each major category of assets and liabilities measured at fair value on a non-recurring basis (including impairment assessments). The goodwill impairment was valued using Level 3 fair value inputs, which are unobservable by nature, and included internal estimates of future cash flows (income approach). Significant increases (decreases) in any of those unobservable inputs in isolation would result in a significantly higher (lower) fair value measurement.

The following table summarizes the changes in the Company’s goodwill for the nine months ended August 31, 2026 and August 31, 2025:

	Nine Months Ended
	August 31, 2026	August 31, 2025
Balance at beginning of period	$3,671,746	$4,986,967
Acquisition and acquisition-related adjustments	(154)	2,353
Assets held for sale	(9,621)	—
Impairment charge	(1,050,000)	—
Foreign exchange translation	24,696	202,245
Balance at end of period	$2,636,667	$5,191,565
Intangible assets, net:
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of August 31, 2026 and November 30, 2025:

	As of August 31, 2026			As of November 30, 2025
	Gross amounts	Accumulated amortization	Net amounts	Gross amounts	Accumulated amortization	Net amounts
Customer relationships	$3,736,378	$(2,092,597)	$1,643,781	$3,736,591	$(1,822,119)	$1,914,472
Technology	79,741	(74,640)	5,101	79,603	(64,089)	15,514
Trade names	123,738	(121,220)	2,518	123,484	(93,132)	30,352
Non-compete agreements	2,200	(2,200)	—	2,200	(2,200)	—
Total	$3,942,057	$(2,290,657)	$1,651,400	$3,941,878	$(1,981,540)	$1,960,338
Estimated future amortization expense of the Company’s intangible assets is as follows:

Fiscal years ending November 30,
2026 (remaining three months)	$85,616
2027	296,964
2028	251,717
2029	209,526
2030	177,582
Thereafter	629,995
Total	$1,651,400

Accumulated other comprehensive loss:
The components of accumulated other comprehensive loss (“AOCL”), net of taxes, were as follows:

	Three Months Ended August 31, 2026 and 2025
	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on hedges, net of taxes	Foreign currency translation adjustments and other, net of taxes	Total
Balances at May 31, 2025	$(4,166)	$5,740	$(224,606)	$(223,032)
Other comprehensive income (loss) before reclassification	(14)	(13,074)	27,548	14,460
Reclassification of gains from other comprehensive income (loss)	—	(545)	—	(545)
Balances at August 31, 2025	$(4,180)	$(7,879)	$(197,058)	$(209,117)

Balances at May 31, 2026	$(20,401)	$(40,133)	$(272,411)	$(332,945)
Other comprehensive income (loss) before reclassification	1,409	6,281	39,254	46,944
Reclassification of losses from other comprehensive income (loss)	476	9,621	—	10,097
Balances at August 31, 2026	$(18,516)	$(24,231)	$(233,157)	$(275,904)

	Nine Months Ended August 31, 2026 and 2025
	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on hedges, net of taxes	Foreign currency translation adjustments, net of taxes	Total
Balances at November 30, 2024	$(5,283)	$(25,881)	$(383,149)	$(414,313)
Other comprehensive income (loss) before reclassification	1,103	14,375	186,091	201,569
Reclassification of losses from other comprehensive income (loss)	—	3,627	—	3,627
Balances at August 31, 2025	$(4,180)	$(7,879)	$(197,058)	$(209,117)

Balances at November 30, 2025	$(1,581)	$(22,641)	$(228,240)	$(252,462)
Other comprehensive income (loss) before reclassification	(20,272)	(23,825)	(4,917)	(49,014)
Reclassification of losses from other comprehensive income (loss)	3,337	22,235	—	25,572
Balances at August 31, 2026	$(18,516)	$(24,231)	$(233,157)	$(275,904)
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
Cash Flow Hedges
To mitigate the impact on gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s legal entities with functional currencies that are not U.S. dollars may hedge a portion of forecasted revenue or costs not denominated in the entities’ functional currencies. These instruments mature at various dates through August 2028. Gains and losses on cash flow hedges are recorded in AOCL until the hedged item is recognized in earnings. Deferred gains and losses related to cash flow hedges of foreign currency costs are recognized as a component of “Cost of revenue” or “Selling, general and administrative expenses” in the same period as the related costs are recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCL associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions.
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

	Value as of
Balance Sheet Line Item	August 31, 2026	November 30, 2025
Derivative instruments designated as fair value hedges:
Cross-currency interest rate swaps (notional value)	$1,096,679	$1,112,706
Other assets	2,139	5,343
Other current liabilities and other long-term liabilities	50,469	49,319
Derivative instruments designated as cash flow hedges:
Interest rate swaps (notional value)	$731,250	$750,000
Other long-term assets	15,980	—
Other long-term liabilities	—	3,357
Foreign exchange forward contracts (notional value)	$1,039,379	$1,049,896
Other current assets and other assets	961	914
Other accrued liabilities and other long-term liabilities	46,534	21,424
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

		Three Months Ended		Nine Months Ended
	Locations of gain (loss) in statement of operations	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Derivative instruments designated as cash flow and fair value hedges:
Gains (losses) recognized in OCI:
Foreign exchange forward contracts		$(4,900)	$(22,989)	$(54,868)	$12,892
Cross-currency interest rate swaps		3,416	4,076	(2,230)	4,758
Interest rate swaps		6,520	—	19,337	—
Total		$5,036	$(18,913)	$(37,761)	$17,650

Gains (losses) reclassified from AOCL into income:
Foreign exchange forward contracts
Gain (loss) reclassified from AOCL into income	Cost of revenue	$(9,395)	$564	$(21,249)	$(3,576)
Gain (loss) reclassified from AOCL into income	Selling, general and administrative expenses	(3,502)	167	(8,557)	(1,286)
Total		$(12,897)	$731	$(29,806)	$(4,862)

Derivative instruments not designated as hedging instruments:
Gain (loss) recognized from foreign exchange forward contracts, net (1)	Other expense (income), net	$—	$5,118	$—	$5,858
(1) The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net losses in AOCL that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $22,406.
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

The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of August 31, 2026				As of November 30, 2025
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets measured at fair value:
Cash and cash equivalents, including cash held for sale	$255,825	$255,825	$—	$—	$329,404	$329,404	$—	$—
Restricted cash, including restricted cash held for sale	198,954	198,954	—	—	191,723	191,723	—	—
Forward foreign currency exchange contracts	961	—	961	—	914	—	914	—
Cross-currency interest rate swaps	2,139	—	2,139	—	5,343	—	5,343	—
Interest rate swaps	15,980	—	15,980	—	—	—	—	—
Liabilities measured at fair value:
Forward foreign currency exchange contracts	46,534	—	46,534	—	21,424	—	21,424	—
Cross-currency interest rate swaps	50,469	—	50,469	—	49,319	—	49,319	—
Interest rate swaps	—	—	—	—	3,357	—	3,357	—
Acquisition contingent consideration	5,896	—	—	5,896	7,866	—	—	7,866
Liabilities measured at other than fair value:
Long-term debt (senior notes)
Fair value	1,930,098	—	1,930,098	—	2,184,727	—	2,184,727	—
Carrying amount	1,938,470	—	—	—	2,139,537	—	—	—
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
The effect of nonperformance risk on the fair value of derivative instruments was not material as of August 31, 2026 and November 30, 2025.

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
During the three and nine months ended August 31, 2026 and 2025, there were no transfers between the fair value measurement category levels.

NOTE 8—BORROWINGS:
Borrowings consist of the following:

	As of
	August 31, 2026	November 30, 2025

Credit Facility - current portion of term loans component	$450,000	$65,625
Current portion of long-term debt	$450,000	$65,625

6.650% Senior Notes due 2026	$—	$800,000
6.600% Senior Notes due 2028	800,000	800,000
6.500% Senior Notes due 2029	600,000	—
6.850% Senior Notes due 2033	550,000	550,000
Credit Facility - term loans component	1,368,750	1,900,000
Securitization Facility	620,500	537,000
Long-term debt, before unamortized debt discount and issuance costs	3,939,250	4,587,000
Less: unamortized debt discount and issuance costs	(13,877)	(14,111)
Long-term debt, net	$3,925,373	$4,572,889

Senior Notes

On February 24, 2026, the Company issued and sold $600,000 aggregate principal amount of 6.500% Senior Notes due 2029 (the “2029 Notes”). The 2029 Notes were sold in a registered public offering pursuant to the Company’s Registration Statement on Form S-3, which became effective upon filing, and a Prospectus Supplement dated February 12, 2026, to a Prospectus dated July 17, 2023.

The Company used the net proceeds from the sale of the 2029 Notes, together with other available funds, to redeem $600,000 of its 6.650% Senior Notes due 2026 (the “2026 Notes”), of which $800,000 aggregate principal amount was outstanding immediately before giving effect to such redemption. During the three and nine months ended August 31, 2026, the Company recorded debt extinguishment costs of $0 and $6,268, respectively, associated with the early redemption of a portion of the 2026 Notes. These costs are included in interest expense and finance charges, net on the consolidated statement of operations. There were no such costs in the three and nine months ended August 31, 2025. On August 3, 2026, the Company redeemed all $200,000 of the remaining aggregate principal amount of the 2026 Notes.

On August 2, 2023, the Company issued and sold (i) $800,000 aggregate principal amount of 6.600% Senior Notes due 2028 (the “2028 Notes”) and (ii) $550,000 aggregate principal amount of 6.850% Senior Notes due 2033 (the “2033 Notes” and, together with the 2028 Notes and 2029 Notes, the “Senior Notes”). The 2028 Notes and 2033 Notes were sold in a registered public offering pursuant to the Company’s Registration Statement on Form S-3, which became effective upon filing, and a Prospectus Supplement dated July 19, 2023, to a Prospectus dated July 17, 2023.

The Senior Notes were issued pursuant to, and are governed by, an indenture, dated as of August 2, 2023 (the “Base Indenture”), between Concentrix and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), as supplemented by a second supplemental indenture dated as of August 2, 2023 between Concentrix and the Trustee relating to the 2028 Notes, a third supplemental indenture dated as of August 2, 2023 between Concentrix and the Trustee relating to the 2033 Notes, and a fourth supplemental indenture dated as of February 24, 2026 between Concentrix and the Trustee relating to the 2029 Notes (such supplemental indentures, together with the Base Indenture, the “Indenture”). The Indenture contains customary covenants and restrictions, including covenants that limit Concentrix Corporation’s and certain of its subsidiaries’ ability to create or incur liens on shares of stock of certain subsidiaries or on principal properties, engage in sale/leaseback transactions or, with respect to Concentrix Corporation, consolidate or merge with, or sell or lease substantially all its assets to, another person. The Indenture also provides for customary events of default.

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
As of August 31, 2026 and November 30, 2025, the outstanding principal balance on the Company’s term loans was $1,818,750 and $1,965,625, respectively. During the three and nine months ended August 31, 2026, the Company made required quarterly principal payments of $18,750 and $46,875, respectively, on the term loans. In addition, during the nine months ended August 31, 2026, the Company voluntarily prepaid $100,000 of the principal balance on the term loans, without penalty.
None of Concentrix’ subsidiaries guarantee the obligations under the Restated Credit Agreement.
As of August 31, 2026 and November 30, 2025, no amounts were outstanding under the Company’s Revolving Credit Facility.
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
Covenant compliance
As of August 31, 2026 and November 30, 2025, Concentrix was in compliance with all covenants for the above arrangements.

NOTE 9—EARNINGS (LOSS) PER SHARE:

Basic and diluted earnings (loss) per common share (“EPS”) are computed using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating security.

	Three Months Ended		Nine Months Ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Basic earnings (loss) per common share:
Net income (loss)	$(988,113)	$88,110	$(911,248)	$200,460
Less: net income allocated to participating securities (1)	(1,116)	(4,219)	(3,461)	(9,714)
Net income (loss) attributable to common stockholders	$(989,229)	$83,891	$(914,709)	$190,746

Weighted-average number of common shares - basic	60,910	62,598	61,011	63,325

Basic earnings (loss) per common share	$(16.24)	$1.34	$(14.99)	$3.01

Diluted earnings (loss) per common share:
Net income (loss)	$(988,113)	$88,110	$(911,248)	$200,460
Less: net income allocated to participating securities (1)	(1,116)	(4,214)	(3,461)	(9,709)
Net income (loss) attributable to common stockholders	$(989,229)	$83,896	$(914,709)	$190,751

Weighted-average number of common shares - basic	60,910	62,598	61,011	63,325
Effect of dilutive securities:
Stock options and certain restricted stock units (2)	—	104	—	54
Weighted-average number of common shares - diluted	60,910	62,702	61,011	63,379

Diluted earnings (loss) per common share	$(16.24)	$1.34	$(14.99)	$3.01
(1) Restricted stock awards and certain restricted stock units granted to employees by the Company are considered participating securities.
(2)As a result of the Company’s net loss for the three and nine months ended August 31, 2026, the effect of stock options and other certain restricted stock units would be antidilutive. As a result, they have been excluded from the diluted EPS calculation for the three and nine months ended August 31, 2026.

NOTE 10—REVENUE:
Disaggregated revenue
The following table presents the Company’s revenue disaggregated by primary industry verticals:

	Three Months Ended		Nine Months Ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Industry vertical:
Technology and consumer electronics	$603,512	$670,573	$1,862,845	$1,990,984
Retail, travel and e-commerce	662,612	622,822	1,952,770	1,790,502
Communications and media	381,905	411,229	1,168,176	1,175,192
Banking, financial services and insurance	432,463	384,449	1,286,456	1,133,657
Healthcare	145,173	174,106	475,872	540,297
Other	228,014	220,074	670,424	642,214
Total	$2,453,679	$2,483,253	$7,416,543	$7,272,846
NOTE 11—RESTRUCTURING-RELATED EXPENSES:
The Company recorded severance costs of $31,429 and $91,650 for the three and nine months ended August 31, 2026, respectively, primarily related to the Company’s cost reduction initiatives. These actions affected approximately 30,000 employees. Severance costs were recognized in cost of revenue and selling, general and administrative expenses in the consolidated statement of operations based on the functions of the affected employees. Severance costs included in cost of revenue were $27,874 and $70,545 for the three and nine months ended August 31, 2026, respectively, and severance costs included in selling, general and administrative expenses were $3,555 and $21,105 for the same periods. As of August 31, 2026, the remaining liability for these severance-related actions was $18,804 and was included in other accrued liabilities. The remaining cash payments are expected to be substantially completed by November 30, 2026.

Severance costs recorded during the three and nine months ended August 31, 2025 were not material.
NOTE 12—PENSION AND EMPLOYEE BENEFITS PLANS:
The Company has a 401(k) plan in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in the 401(k) plan on the first day of the month after their employment date. The Company may make discretionary contributions under the plan. Employees in most of the Company’s non-U.S. legal entities are covered by government mandated defined contribution plans. During the three and nine months ended August 31, 2026, the Company contributed $34,961 and $100,947, respectively, to defined contribution plans. During the three and nine months ended August 31, 2025, the Company contributed $32,903 and $95,131, respectively, to defined contribution plans.
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

Net benefit costs related to defined benefit plans were $5,904 and $18,911, during the three and nine months ended August 31, 2026, respectively. Net benefit costs related to defined benefit plans were $3,510 and $11,220, during the three and nine months ended August 31, 2025, respectively. Service costs are recorded in cost of revenue and selling, general and administrative expenses, while the remaining components of total pension costs are recorded within other expense (income), net in the consolidated statements of operations. On an aggregate basis, the plans were underfunded by $101,582 and $81,064 at August 31, 2026 and November 30, 2025, respectively.
NOTE 13—INCOME TAXES:
Income taxes consist of current and deferred tax expense resulting from income earned in domestic and international jurisdictions. The effective tax rates for the three and nine months ended August 31, 2026 and 2025 were impacted by the geographic mix of worldwide income and certain discrete items.
The liability for unrecognized tax benefits was $74,127 and $95,034 at August 31, 2026 and November 30, 2025, respectively, and is included in other long-term liabilities in the consolidated balance sheets. As of August 31, 2026 and November 30, 2025, the total amount of unrecognized tax benefits that would affect income tax expense if recognized in the consolidated financial statements was $74,127 and $88,130, respectively. This amount includes net interest and penalties of $10,820 and $12,860 for the respective periods. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease between approximately $7,537 and $12,575 in the next twelve months; however, actual developments in this area could differ from those currently expected.
NOTE 14— LEASES:
The Company leases certain of its facilities and equipment under operating lease agreements, which expire in various periods through 2036. The Company’s finance leases are not material.
The following table presents the various components of operating lease costs:

	Three Months Ended		Nine Months Ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Operating lease cost	$83,881	$85,333	$255,237	$239,592
Short-term lease cost	17,348	15,111	49,325	52,434
Variable lease cost	15,022	13,030	44,798	39,355
Sublease income	(449)	(553)	(1,370)	(2,707)
Total operating lease cost	$115,802	$112,921	$347,990	$328,674
The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five fiscal years and thereafter as of August 31, 2026:

Fiscal Years Ending November 30,
2026 (remaining three months)	$84,910
2027	299,819
2028	247,544
2029	181,459
2030	115,659
Thereafter	137,167
Total payments	1,066,558
Less: imputed interest*	160,911
Total present value of lease payments	$905,647

*Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.
The following amounts were recorded in the consolidated balance sheets related to the Company’s operating leases:

		As of
Description	Balance Sheet location	August 31, 2026	November 30, 2025
Operating lease ROU assets	Operating lease right-of-use assets, net	$864,749	$857,025
Current operating lease liabilities	Other accrued liabilities	253,052	256,739
Non-current operating lease liabilities	Other long-term liabilities	652,595	641,444
The following table presents supplemental cash flow information related to the Company’s operating leases. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Nine Months Ended
	August 31, 2026	August 31, 2025
Cash paid for amounts included in the measurement of lease liabilities	$250,026	$257,661
Non-cash ROU assets obtained in exchange for lease liabilities	202,215	182,752
The weighted-average remaining lease term and discount rate as of August 31, 2026 and November 30, 2025 were as follows:

	As of
	August 31, 2026	November 30, 2025
Weighted-average remaining lease term (years)	4.20	4.20
Weighted-average discount rate	7.35%	6.85%
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

During the three months ended August 31, 2026, there were no repurchases of the Company’s common stock under the share repurchase program. During the nine months ended August 31, 2026, under the share repurchase program, the Company repurchased 1,081 shares of its common stock for an aggregate purchase price of $43,194. During the three and nine months ended August 31, 2025, under the share repurchase program, the Company repurchased 783 and 2,247 shares, respectively, of its common stock for an aggregate purchase price of $41,600 and $112,774, respectively. The share repurchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes. At August 31, 2026, approximately $396,602 remained available for share repurchases under the existing authorization from the Company’s board of directors.
Dividends
During fiscal years 2026 and 2025, the Company paid the following dividends per share approved by the Company’s board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
January 15, 2025	January 31, 2025	$0.33275	February 11, 2025
March 26, 2025	April 25, 2025	$0.33275	May 6, 2025
June 26, 2025	July 25, 2025	$0.33275	August 5, 2025
September 25, 2025	October 24, 2025	$0.36	November 4, 2025
January 13, 2026	January 30, 2026	$0.36	February 10, 2026
March 24, 2026	April 24, 2026	$0.36	May 5, 2026
June 29, 2026	July 24, 2026	$0.36	August 4, 2026

On September 29, 2026, the Company announced a cash dividend of $0.37 per share to stockholders of record as of October 23, 2026, payable on November 3, 2026.

NOTE 17—SEGMENT REPORTING:
The Company operates as one operating segment. The Company's chief operating decision maker (“CODM”) is its President and Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net income and operating income to assess financial performance, allocate resources, and make key operating decisions. The following table presents selected financial information, including significant segment expenses, with respect to the Company’s single operating segment for the three and nine months ended August 31, 2026 and 2025.

	Three Months Ended		Nine Months Ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Revenue	$2,453,679	$2,483,253	$7,416,543	$7,272,846
Cost of revenue (1)	1,579,963	1,621,309	4,815,496	4,699,730
Selling, general and administrative expenses (2)	510,762	502,742	1,542,537	1,482,383
Acquisition-related, integration and restructuring expenses	42,493	18,619	142,867	53,451
Share-based compensation expense	21,757	25,042	76,579	78,504
Amortization of intangible assets	100,908	111,779	306,421	326,556
Impairment charge	1,050,000	—	1,050,000	—
Loss on held for sale	1,528	—	8,420	—
Depreciation expense	56,573	56,778	170,548	168,026
Operating income (loss)	(910,305)	146,984	(696,325)	464,196
Interest expense and finance charges, net	64,856	72,014	208,247	220,414
Other expense (income), net	4,603	(36,474)	(23,014)	(20,175)
Provision for income taxes	8,349	23,334	29,690	63,497
Net income (loss)	$(988,113)	$88,110	$(911,248)	$200,460
(1) Exclusive of depreciation expense and acquisition-related, integration and restructuring expenses.

(2) Exclusive of impairment charge, loss on held for sale, depreciation expense, amortization of intangible assets, acquisition-related, integration and restructuring expenses, and share-based compensation expense.
For the three and nine months ended August 31, 2026, acquisition-related, integration and restructuring expenses primarily included restructuring costs associated with the Company’s recent cost reduction initiatives, including severance and employee-related costs. Restructuring expenses also included costs associated with facilities consolidation, including lease terminations. For the three and nine months ended August 31, 2025, acquisition-related, integration and restructuring costs primarily included integration costs associated with the Company’s combination with Marnix Lux SA (“Webhelp”) and restructuring expenses. These costs primarily included severance and employee-related costs, costs associated with facilities consolidation, including lease terminations to integrate the businesses, and information technology system consolidation costs.

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
For the nine months ended August 31, 2026 and 2025, approximately 90% and 89%, respectively, of our consolidated revenue was generated from our non-U.S. operations, and approximately 52% and 54%, respectively, of our consolidated revenue was priced in U.S. dollars. We expect that a significant amount of our revenue will continue to be generated from our non-U.S. operations while being priced in U.S. dollars. We have certain client contracts that are priced in non-U.S. dollar currencies for which a substantial portion of the costs to deliver the services are in other currencies. Accordingly, our revenue may be earned in currencies that are different from the currencies in which we incur corresponding expenses. Fluctuations in the value of currencies, such as the Philippine peso, the Indian rupee, the Egyptian pound, the Columbian peso, and the Canadian dollar, against the U.S. dollar or other currencies in which we bill our clients, and inflation in the local economies in which these delivery centers are located, can impact the operating and labor costs in these delivery centers, which can result in reduced profitability. As a result, our revenue growth, costs, and profitability have been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates and inflation.
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

From time to time since January 2025, the U.S. government has imposed, or threatened to impose, new or increased tariffs on certain countries, materials, and industries, and in response, certain impacted countries have imposed or threatened various retaliatory tariffs or other trade restrictions on imports from the United States. The tariff environment remains dynamic, and we cannot predict with certainty the effect of future changes in global trade policy and tariffs on our clients’ operations and demand for our services in future periods.
Seasonality
Our revenue and margins fluctuate with the underlying trends in our clients’ businesses and trends in the level of consumer activity. As a result, our revenue and margins are typically higher in the fourth fiscal quarter of the year than in any other fiscal quarter.
Critical Accounting Policies and Estimates
During the three and nine months ended August 31, 2026, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2025.

Results of Operations – Three and Nine Months Ended August 31, 2026 and 2025

	Three Months Ended		Nine Months Ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025

	($ in thousands)		($ in thousands)
Revenue	$2,453,679	$2,483,253	$7,416,543	$7,272,846
Cost of revenue	1,604,800	1,628,246	4,894,658	4,713,792
Gross profit	848,879	855,007	2,521,885	2,559,054
Selling, general and administrative expenses	709,184	708,023	2,168,210	2,094,858
Impairment charge	1,050,000	—	1,050,000	—
Operating income (loss)	(910,305)	146,984	(696,325)	464,196
Interest expense and finance charges, net	64,856	72,014	208,247	220,414
Other expense (income), net	4,603	(36,474)	(23,014)	(20,175)
Income (loss) before income taxes	(979,764)	111,444	(881,558)	263,957
Provision for income taxes	8,349	23,334	29,690	63,497
Net income (loss)	$(988,113)	$88,110	$(911,248)	$200,460
Revenue

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2026	August 31, 2025	2026 to 2025	August 31, 2026	August 31, 2025	2026 to 2025

	($ in thousands)			($ in thousands)
Industry vertical:
Technology and consumer electronics	$603,512	$670,573	(10.0)%	$1,862,845	$1,990,984	(6.4)%
Retail, travel and e-commerce	662,612	622,822	6.4%	1,952,770	1,790,502	9.1%
Communications and media	381,905	411,229	(7.1)%	1,168,176	1,175,192	(0.6)%
Banking, financial services and insurance	432,463	384,449	12.5%	1,286,456	1,133,657	13.5%
Healthcare	145,173	174,106	(16.6)%	475,872	540,297	(11.9)%
Other	228,014	220,074	3.6%	670,424	642,214	4.4%
Total	$2,453,679	$2,483,253	(1.2)%	$7,416,543	$7,272,846	2.0%
We generate revenue by delivering our technology and services to our clients categorized in the above industry verticals. Our solutions focus on customer engagement, process optimization, and back-office automation.
Our revenue decreased by 1.2% for the three months ended August 31, 2026, compared to the three months ended August 31, 2025. The decrease in revenue resulted primarily from decreases in our healthcare, technology and consumer electronics, and communications and media verticals partially offset by increases in revenue across our banking, financial services and insurance, retail, travel and e-commerce, and other verticals. Foreign currency exchange rates had a negative impact of $16.2 million, or 0.7%, on revenue for the period. The unfavorable foreign currency rate impact on revenue was primarily due to the weakening of the Turkish lira against the U.S. dollar.
Our revenue increased by 2.0% for the nine months ended August 31, 2026, compared to the nine months ended August 31, 2025. The increase in revenue resulted primarily from increases in revenue across our banking, financial services and insurance, retail, travel and e-commerce, and other verticals partially offset by decreases in our healthcare, technology and consumer electronics, and communications and media verticals. Foreign currency exchange rates had a positive impact of $95.7 million, or 1.3%, on revenue growth for the period. The favorable foreign currency rate impact on revenue was primarily due to the strengthening of the euro against the U.S. dollar.
For the three months ended August 31, 2026, revenue in our technology and consumer electronics vertical decreased by 10.0%, primarily due to decreases in revenue for certain larger clients in the vertical. Revenue in our retail, travel and e-commerce vertical increased by 6.4%, primarily due to increases in revenue across the majority of clients in this vertical, including our largest clients in the vertical. Revenue in our communications and media vertical decreased by 7.1%, primarily due to a decrease in revenue with a larger client in the vertical partially offset by increases in revenue from certain clients in the vertical. Revenue in our banking, financial services and insurance vertical increased by 12.5%, primarily due to increases in revenue from certain clients in the vertical, including several of our largest clients in the vertical. Revenue in our healthcare vertical decreased by 16.6%, primarily due to decreases in revenue from several larger clients in the vertical. Revenue in our other vertical increased by 3.6%, primarily related to increases in revenue related to several larger clients in the vertical.

For the nine months ended August 31, 2026, revenue in our technology and consumer electronics vertical decreased by 6.4%, primarily due to decreases in revenue from certain larger clients in the vertical, partially offset by increases in revenue from certain clients in the vertical. Revenue in our retail, travel and e-commerce vertical increased by 9.1%, primarily due to increases in revenue across the majority of clients in this vertical, including our largest clients. Revenue in our communications and media vertical decreased by 0.6%, primarily due to a decrease in revenue with a larger client in the vertical substantially offset by increases in revenue with the majority of clients in the vertical. Revenue in our banking, financial services and insurance vertical increased by 13.5%, primarily due to increases in revenue from the majority of clients in the vertical, including several larger clients in the vertical. Revenue in our healthcare vertical decreased by 11.9%, primarily due to decreases in revenue from several larger clients in the vertical. Revenue in our other vertical increased by 4.4%, primarily related to increases in revenue related to several larger clients in the vertical.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2026	August 31, 2025	2026 to 2025	August 31, 2026	August 31, 2025	2026 to 2025

	($ in thousands)			($ in thousands)
Cost of revenue	$1,604,800	$1,628,246	(1.4)%	$4,894,658	$4,713,792	3.8%
Gross profit	$848,879	$855,007	(0.7)%	$2,521,885	$2,559,054	(1.5)%
Gross margin %	34.6%	34.4%		34.0%	35.2%
Cost of revenue consists primarily of personnel costs. Gross margins can be impacted by resource location, client mix and pricing, additional lead time for programs to be fully scalable, and transition and initial set-up costs.
Our cost of revenue decreased by 1.4% in the three months ended August 31, 2026, compared to the three months ended August 31, 2025. Cost of revenue decreased $26.1 million, or 1.6%, due to changes in foreign currency exchange rates, which was caused primarily by the weakening of the Turkish lira and several other currencies against the U.S. dollar. Additionally, lower wages and reduced temporary contract service costs contributed to the decrease in cost of revenue. These decreases were partially offset by higher restructuring expenses, primarily related to severance and other employee-related costs resulting from the Company's recent cost reduction initiatives.
Our cost of revenue increased by 3.8% in the nine months ended August 31, 2026, compared to the nine months ended August 31, 2025. Cost of revenue increased $36.6 million, or 0.8%, due to changes in foreign currency exchange rates, which was caused primarily by the strengthening of the euro and several other currencies against the U.S. dollar. Cost of revenue also increased due to an increase in restructuring expenses, primarily related to severance expenses and employee-related costs as a result of the Company’s recent cost reduction initiatives. Further increases in cost of revenue resulted from wage increases across certain countries.
Our gross profit decreased by 0.7% in the three months ended August 31, 2026, compared to the three months ended August 31, 2025, primarily due to decreases in gross profit associated with underlying business. These decreases were mainly due to increases in cost of revenue associated with severance and employee-related costs as previously described. The decreases were partially offset by a net favorable foreign currency impact of $9.9 million on gross profit. Our gross margin percentage for the three months ended August 31, 2026 increased to 34.6% from 34.4% in the prior fiscal year period due to the changes to revenue and gross profit previously described.
Our gross profit decreased by 1.5% in the nine months ended August 31, 2026, compared to the nine months ended August 31, 2025, primarily due to the increases in cost of revenue associated with severance and employee-related costs as previously described. The decreases were partially offset by a net favorable foreign currency impact of $59.1 million on gross profit. Our gross margin percentage for the nine months ended August 31, 2026 decreased to 34.0% from 35.2% in the prior fiscal year period due to the changes to revenue and gross profit previously described.

Selling, General and Administrative Expenses

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2026	August 31, 2025	2026 to 2025	August 31, 2026	August 31, 2025	2026 to 2025

	($ in thousands)			($ in thousands)
Selling, general and administrative expenses	$709,184	$708,023	0.2%	$2,168,210	$2,094,858	3.5%
Percentage of revenue	28.9%	28.5%		29.2%	28.8%
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
Our selling, general and administrative expenses increased by 0.2% in the three months ended August 31, 2026, compared to the three months ended August 31, 2025. Contributing to the increase over the prior year period was an increase of $5.7 million related to restructuring expenses, which was offset by a reduction of $6.2 million due to changes in foreign currency exchange rates. As a percentage of revenue, selling, general and administrative expenses increased from 28.5% in the third fiscal quarter of 2025 to 28.9% in the third fiscal quarter of 2026, primarily due to the changes previously described.
Our selling, general and administrative expenses increased by 3.5% in the nine months ended August 31, 2026, compared to the nine months ended August 31, 2025. Contributing to the increase over the prior year period was an increase of $30.6 million due to changes in foreign currency exchange rates, $24.0 million related to restructuring expenses and $8.4 million related to the loss on held for sale of a non-core business. As a percentage of revenue, selling, general and administrative expenses increased from 28.8% in the third fiscal quarter of 2025 to 29.2% in the third fiscal quarter of 2026, primarily due to the changes previously described.
Impairment Charge

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2026	August 31, 2025	2026 to 2025	August 31, 2026	August 31, 2025	2026 to 2025

	($ in thousands)			($ in thousands)
Impairment charge	$1,050,000	$—	NM	$1,050,000	$—	NM
Percentage of revenue	42.8%	—%		14.2%	—%
NM: Not Meaningful - Change greater than 100%
During the three and nine months ended August 31, 2026, we recorded a non-cash goodwill impairment charge of $1,050.0 million. No such charges were recorded during the three and nine months ended August 31, 2025. See Note 5—Balance Sheet Components to the consolidated financial statements for more information.

Operating Income (Loss)

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2026	August 31, 2025	2026 to 2025	August 31, 2026	August 31, 2025	2026 to 2025

	($ in thousands)			($ in thousands)
Operating income (loss)	$(910,305)	$146,984	NM	$(696,325)	$464,196	NM
Operating margin	(37.1)%	5.9%		(9.4)%	6.4%
NM: Not Meaningful - Change greater than 100%
Our operating income (loss) decreased during the three and nine months ended August 31, 2026, compared to the three and nine months ended August 31, 2025, primarily due to the non-cash goodwill impairment charge.

Our operating margin decreased during the three and nine months ended August 31, 2026, compared to the three and nine months ended August 31, 2025, primarily due to the non-cash goodwill impairment charge.

Interest Expense and Finance Charges, Net

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2026	August 31, 2025	2026 to 2025	August 31, 2026	August 31, 2025	2026 to 2025

	($ in thousands)			($ in thousands)
Interest expense and finance charges, net	$64,856	$72,014	(9.9)%	$208,247	$220,414	(5.5)%
Percentage of revenue	2.6%	2.9%		2.8%	3.0%
Amounts recorded in interest expense and finance charges, net consist primarily of interest expense on our senior notes, interest expense on term loan borrowings under our senior credit facility, interest expense on borrowings under our accounts receivable securitization facility (the “Securitization Facility”), and, for the three and nine months ended August 31, 2025, interest expense on the promissory note issued by us to certain sellers in connection with our combination with Webhelp (the “Sellers’ Note”).
The decrease in interest expense and finance charges, net for the three months ended August 31, 2026, compared to the three months ended August 31, 2025, was primarily due to lower interest expense due to less debt outstanding during the period in comparison to the prior year. This decrease in interest expense included $8.8 million of interest expense associated with the Sellers’ Note in the prior year period that did not recur in the current period as it was repaid in the fourth quarter of fiscal year 2025, partially offset by a net increase in interest expense associated with our remaining borrowings in comparison to the prior year period, primarily related to our term loan borrowings.
The decrease in interest expense and finance charges, net for the nine months ended August 31, 2026, compared to the nine months ended August 31, 2025, was primarily due to lower interest expense due to less debt outstanding during the period in comparison to the prior year. This decrease in interest expense included $25.0 million of interest expense associated with the Sellers’ Note in the prior year period that did not recur in the current period as it was repaid in the fourth quarter of fiscal year 2025, partially offset by an increase of $6.3 million associated with our early redemption of $600.0 million principal amount of our senior notes due in August 2026 and a net increase in interest expense associated with our remaining borrowings, primarily related to our term loan borrowings.
Other Expense (Income), Net

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2026	August 31, 2025	2026 to 2025	August 31, 2026	August 31, 2025	2026 to 2025

	($ in thousands)			($ in thousands)
Other expense (income), net	$4,603	$(36,474)	NM	$(23,014)	$(20,175)	14.1%
Percentage of revenue	0.2%	(1.5)%		(0.3)%	(0.3)%
NM: Not Meaningful - Change greater than 100%
Amounts recorded as other expense (income), net primarily include foreign currency transaction gains and losses other than cash flow hedges, investment gains and losses, the non-service component of pension costs, other non-operating gains and losses, and changes in acquisition contingent consideration.
Other expense (income), net for the three months ended August 31, 2026 was expense of $4.6 million, compared to income of $36.5 million for the three months ended August 31, 2025. The change in other expense (income), net over the prior fiscal year period was primarily due to a year-over-year decrease in net income of $34.6 million related to net changes in foreign currency transaction gains (losses), an increase in net expense of $4.5 million related to changes in acquisition contingent consideration, and an increase in net expense of $2.1 million related to the non-service cost components of defined benefit cost.
Other expense (income), net for the nine months ended August 31, 2026 was income of $23.0 million, compared to income of $20.2 million for the nine months ended August 31, 2025. The change in other expense (income), net over the prior fiscal year period was primarily due to a year-over-year increase in net income of $4.6 million related to net changes in foreign currency transaction gains (losses), a decrease in net expense of $3.1 million related to changes in acquisition contingent consideration, and an increase in net expense of $5.6 million related to the non-service cost components of defined benefit cost.

Provision for Income Taxes

	Three Months Ended		% Change	Nine Months Ended		% Change
	August 31, 2026	August 31, 2025	2026 to 2025	August 31, 2026	August 31, 2025	2026 to 2025

	($ in thousands)			($ in thousands)
Provision for income taxes	$8,349	$23,334	(64.2)%	$29,690	$63,497	(53.2)%
Percentage of income before income taxes	(0.9)%	20.9%		(3.4)%	24.1%
Our provision for income taxes consists of our current and deferred tax expense resulting from our income earned in domestic and international jurisdictions.
Our provision for income taxes decreased for the three months ended August 31, 2026, compared to the three months ended August 31, 2025. The decrease in expense was primarily due to the geographic mix of worldwide income taxes and a decrease in income before taxes. The effective tax rate for the three months ended August 31, 2026 decreased compared to the three months ended August 31, 2025, primarily due to the decrease in income before taxes related to the non-cash goodwill impairment charge.

Our provision for income taxes decreased for the nine months ended August 31, 2026, compared to the nine months ended August 31, 2025. The decrease in expense was primarily due to a decrease in income before taxes and a decrease in the effective tax rate. The effective tax rate for the nine months ended August 31, 2026 decreased compared to the nine months ended August 31, 2025, primarily due to the decrease in income before taxes related to the non-cash goodwill impairment charge and certain discrete items.
Certain Non-GAAP Financial Information
In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:
•Non-GAAP operating income, which is operating income (loss), adjusted to exclude impairment charge, acquisition-related, integration and restructuring expenses, step-up depreciation, amortization of intangible assets, loss on held for sale and share-based compensation.
•Non-GAAP operating margin, which is non-GAAP operating income, as defined above, divided by revenue.
•Adjusted earnings before interest, taxes, depreciation, and amortization, or adjusted EBITDA, which is non-GAAP operating income, as defined above, plus depreciation (exclusive of step-up depreciation).
•Adjusted EBITDA margin, which is adjusted EBITDA, as defined above, divided by revenue.
•Non-GAAP net income, which is net income (loss) excluding the tax-effected impact of impairment charge, acquisition-related, integration and restructuring expenses, step-up depreciation, amortization of intangible assets, loss on held for sale, share-based compensation, certain debt costs, imputed interest related to the Sellers’ Note, certain legal settlement costs, change in acquisition contingent consideration and foreign currency losses (gains), net. Non-GAAP net income also excludes the income tax effect of certain tax law changes.
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
•Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share, tax-effected impact of impairment charge, acquisition-related, integration and restructuring expenses, step-up depreciation, amortization of intangible assets, loss on held for sale, share-based compensation, certain debt costs, imputed interest related to the Sellers’ Note, certain legal settlement costs, change in acquisition contingent consideration and foreign currency losses (gains), net. Non-GAAP EPS also excludes the per share income tax effect of certain tax law changes. Non-GAAP EPS also reflects a per share adjustment to exclude non-GAAP net income attributable to participating securities.

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

	Three Months Ended		Nine Months Ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
	($ in thousands, except per share amounts)

Operating income (loss)	$(910,305)	$146,984	$(696,325)	$464,196
Impairment charge	1,050,000	—	1,050,000	—
Acquisition-related, integration and restructuring expenses (1)	42,493	18,619	142,867	53,451
Step-up depreciation	2,626	2,704	8,082	7,616
Amortization of intangibles	100,908	111,779	306,421	326,556
Loss on held for sale	1,528	—	8,420	—
Share-based compensation	21,757	25,042	76,579	78,504
Non-GAAP operating income	$309,007	$305,128	$896,044	$930,323

Net income (loss)	$(988,113)	$88,110	$(911,248)	$200,460
Interest expense and finance charges, net	64,856	72,014	208,247	220,414
Provision for income taxes	8,349	23,334	29,690	63,497
Other expense (income), net	4,603	(36,474)	(23,014)	(20,175)
Impairment charge	1,050,000	—	1,050,000	—
Acquisition-related, integration and restructuring expenses (1)	42,493	18,619	142,867	53,451
Step-up depreciation	2,626	2,704	8,082	7,616
Amortization of intangibles	100,908	111,779	306,421	326,556
Loss on held for sale	1,528	—	8,420	—
Share-based compensation	21,757	25,042	76,579	78,504
Depreciation (exclusive of step-up depreciation)	53,947	54,074	162,466	160,410
Adjusted EBITDA	$362,954	$359,202	$1,058,510	$1,090,733

	Three Months Ended		Nine Months Ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
	($ in thousands, except per share amounts)

Operating margin	(37.1)%	5.9%	(9.4)%	6.4%
Non-GAAP operating margin	12.6%	12.3%	12.1%	12.8%
Adjusted EBITDA margin	14.8%	14.5%	14.3%	15.0%

Net income (loss)	$(988,113)	$88,110	$(911,248)	$200,460
Impairment charge	1,050,000	—	1,050,000	—
Acquisition-related, integration and restructuring expenses (1)	42,493	18,619	142,867	53,451
Step-up depreciation	2,626	2,704	8,082	7,616
Debt costs (2)	—	—	6,268	1,102
Imputed interest related to Sellers’ Note included in interest expense and finance charges, net	—	4,739	—	13,428
Legal settlement costs (3)	—	—	—	2,000
Change in acquisition contingent consideration included in other expense (income), net	2,125	(2,417)	1,180	4,250
Foreign currency losses (gains), net (4)	(889)	(35,531)	(33,548)	(28,921)
Amortization of intangibles	100,908	111,779	306,421	326,556
Loss on held for sale	1,528	—	8,420	—
Share-based compensation	21,757	25,042	76,579	78,504
Income taxes related to the above (5)	(40,628)	(30,535)	(126,490)	(112,458)
Income tax effect of change in tax law	(5,298)	721	(5,298)	4,990
Non-GAAP net income	$186,509	$183,231	$523,233	$550,978

Diluted earnings (loss) per common share (“EPS”)	$(16.24)	$1.34	$(14.99)	$3.01
Impairment charge	17.24	—	17.21	—
Acquisition-related, integration and restructuring expenses (1)	0.70	0.30	2.34	0.84
Step-up depreciation	0.04	0.04	0.13	0.12
Debt costs (2)	—	—	0.10	0.02
Imputed interest related to Sellers’ Note included in interest expense and finance charges, net	—	0.08	—	0.21
Legal settlement costs (3)	—	—	—	0.03
Change in acquisition contingent consideration included in other expense (income), net	0.03	(0.04)	0.02	0.07
Foreign currency losses (gains), net (4)	(0.01)	(0.57)	(0.55)	(0.46)
Amortization of intangibles	1.66	1.78	5.02	5.15
Loss on held for sale	0.03	—	0.14	—
Share-based compensation	0.36	0.40	1.26	1.24
Income taxes related to the above (5)	(0.67)	(0.49)	(2.07)	(1.77)
Income tax effect of change in tax law	(0.09)	0.01	(0.09)	0.08
Adjustment for participating securities	(0.13)	(0.07)	(0.36)	(0.27)
Non-GAAP Diluted EPS	$2.92	$2.78	$8.16	$8.27

(1) For the three and nine months ended August 31, 2026, acquisition-related, integration and restructuring expenses primarily included restructuring costs associated with the Company’s recent cost reduction initiatives, including severance and employee-related costs. Restructuring expenses also included costs associated with facilities consolidation, including lease terminations. For the three and nine months ended August 31, 2025, acquisition-related, integration and restructuring costs primarily included integration costs associated with our combination with Webhelp and restructuring expenses. These costs primarily included severance and employee-

related costs, costs associated with facilities consolidation, including lease terminations to integrate the businesses, and information technology system consolidation costs.

(2) For the nine months ended August 31, 2026, debt costs included debt extinguishment costs associated with our early redemption of $600.0 million of our senior notes due in August 2026. For the nine months ended August 31, 2025, debt costs included debt extinguishment costs associated with our Restated Credit Agreement and our voluntary prepayment of a portion of our outstanding term loans.

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

Liquidity and Capital Resources
Our primary uses of cash are working capital, capital expenditures to expand our delivery footprint and enhance our technology solutions, debt repayment, acquisitions, and acquisition-related and integration expenses. Our financing needs for these uses of cash have been a combination of operating cash flows and third-party debt arrangements. Our working capital needs are primarily to finance accounts receivable. When our revenue is increasing, our net investment in working capital typically increases. Conversely, when revenue is decreasing, our net investment in working capital typically decreases. To increase our market share and better serve our clients, we may further expand our operations through investments or acquisitions. We expect that such expansion would require an initial investment in working capital, personnel, facilities, and operations. These investments or acquisitions would likely be funded primarily by our existing cash and cash equivalents, available liquidity, including capacity on our debt arrangements, or the issuance of securities.

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

During the three months ended August 31, 2026, we did not repurchase any shares of our common stock under the share repurchase program. During the nine months ended August 31, 2026, we repurchased 1,081,121 shares of our common stock under the share repurchase program for approximately $43.2 million in the aggregate. During the three and nine months ended August 31, 2025, we repurchased 783,698 and 2,247,399 shares, respectively, of our common stock under the share repurchase program for approximately $41.6 million and $112.8 million, respectively, in the aggregate. At August 31, 2026, approximately $396.6 million remained available for share repurchases under the existing authorization from our board of directors.

During fiscal years 2026 and 2025, we paid the following dividends per share approved by our board of directors:

Announcement Date	Record Date	Per Share Dividend Amount	Payment Date
January 15, 2025	January 31, 2025	$0.33275	February 11, 2025
March 26, 2025	April 25, 2025	$0.33275	May 6, 2025
June 26, 2025	July 25, 2025	$0.33275	August 5, 2025
September 25, 2025	October 24, 2025	$0.36	November 4, 2025
January 13, 2026	January 30, 2026	$0.36	February 10, 2026
March 24, 2026	April 24, 2026	$0.36	May 5, 2026
June 29, 2026	July 24, 2026	$0.36	August 4, 2026

On September 29, 2026, the Company announced a cash dividend of $0.37 per share to stockholders of record as of October 23, 2026, payable on November 3, 2026.
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

We used the net proceeds from the sale of the 2029 Notes, together with other available funds, to redeem $600.0 million of our 6.650% Senior Notes due 2026 (the “2026 Notes”), of which $800.0 million aggregate principal amount was outstanding immediately before giving effect to such redemption. We recorded debt extinguishment costs of $6.3 million associated with this early redemption of a portion of the 2026 Notes in the nine months ended August 31, 2026. On August 3, 2026, we redeemed all $200.0 million of the remaining aggregate principal amount of the 2026 Notes.

On August 2, 2023, we issued and sold (i) $800.0 million aggregate principal amount of 6.600% Senior Notes due 2028 (the “2028 Notes”) and (ii) $550.0 million aggregate principal amount of 6.850% Senior Notes due 2033 (the “2033 Notes” and, together with the 2028 Notes and 2029 Notes, the “Senior Notes”). The 2028 Notes and 2033 Notes were sold in a registered public offering pursuant to our Registration Statement on Form S-3, which became effective upon filing, and a Prospectus Supplement dated July 19, 2023, to a Prospectus dated July 17, 2023.

The Senior Notes were issued pursuant to, and are governed by, an indenture, dated as of August 2, 2023 (the “Base Indenture”), between Concentrix and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), as supplemented by a second supplemental indenture dated as of August 2, 2023 between Concentrix and the Trustee relating to the 2028 Notes, a third supplemental indenture dated as of August 2, 2023 between Concentrix and the Trustee relating to the 2033 Notes, and a fourth supplemental indenture dated as of February 24, 2026 between Concentrix and the Trustee relating to the 2029 Notes (such supplemental indentures, together with the Base Indenture, the “Indenture”). The Indenture contains customary covenants and restrictions, including covenants that limit Concentrix Corporation’s and certain of its subsidiaries’ ability to create or incur liens on shares of stock of certain subsidiaries or on principal properties, engage in sale/leaseback transactions or, with respect to Concentrix Corporation, consolidate or merge with, or sell or lease substantially all its assets to, another person. The Indenture also provides for customary events of default.

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
As of August 31, 2026 and November 30, 2025, the outstanding principal balance on our term loans was $1,818.8 million and $1,965.6 million. During the three and nine months ended August 31, 2026, we made required quarterly principal payments of $18.8 million and $46.9 million on our term loans. In addition, during the nine months ended August 31, 2026, we voluntarily prepaid $100.0 million of the principal balance on our term loans, without penalty.
None of our subsidiaries guarantees the obligations under the Restated Credit Agreement.
At August 31, 2026 and November 30, 2025, no amounts were outstanding under our Revolving Credit Facility.

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

As of August 31, 2026 and November 30, 2025, we were in compliance with the covenants related to our debt arrangements.

Cash Flows – Nine Months Ended August 31, 2026 and 2025
The following summarizes our cash flows for the nine months ended August 31, 2026 and 2025, as reported in our consolidated statements of cash flows in the accompanying consolidated financial statements.

	Nine Months Ended
	August 31, 2026	August 31, 2025

	($ in thousands)
Net cash provided by operating activities	$442,878	$462,747
Net cash used in investing activities	(128,882)	(172,127)
Net cash used in financing activities	(383,348)	(211,444)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,004	29,706
Net increase (decrease) in cash, cash equivalents, cash held for sale, restricted cash and restricted cash held for sale	$(66,348)	$108,882
Cash, cash equivalents, restricted cash and cash held for sale at beginning of year	521,127	429,604
Cash, cash equivalents, restricted cash, cash held for sale, and restricted cash held for sale at the end of the period	$454,779	$538,486
Operating Activities
Net cash provided by operating activities was $442.9 million for the nine months ended August 31, 2026, compared to $462.7 million for the nine months ended August 31, 2025. The change over the prior year period was primarily related to a decrease in net income prior to the non-cash impairment charge, an increase in payments for severance expenses, and unfavorable working capital changes.

Investing Activities

Net cash used in investing activities for the nine months ended August 31, 2026 was $128.9 million, compared to $172.1 million for the nine months ended August 31, 2025. The change over the prior year period was primarily related to proceeds on the sale of property and equipment of $17.1 million during the nine months ended August 31, 2026 and a decrease of $22.4 million in capital expenditures.

Financing Activities
Net cash used in financing activities for the nine months ended August 31, 2026 was $383.3 million, primarily consisting of repayment of the remaining $200.0 million aggregate principal amount outstanding of the 2026 Notes, principal payments of $146.9 million on our term loan borrowings, share repurchases of $43.2 million, dividends paid of $69.3 million and change in funds held for clients of $3.3 million, all partially offset by net borrowings of $83.5 million under our Securitization Facility. The net proceeds from the issuance of $600.0 million aggregate principal amount of the 2029 Notes were used to redeem $600.0 million aggregate principal amount of the 2026 Notes.
Net cash used in financing activities for the nine months ended August 31, 2025 was $211.4 million, primarily consisting of principal payments of $150.0 million on our term loan borrowings, share repurchases of $112.8 million, dividends paid of $66.4 million, change in funds held for clients of $19.2 million, deferred acquisition consideration payments of $6.5 million, payments on other borrowings of $6.2 million, debt issuance costs of $4.8 million, all partially offset by net borrowings of $154.0 million under our Securitization Facility.

Free Cash Flow and Adjusted Free Cash Flow (non-GAAP measures)

	Nine Months Ended
	August 31, 2026	August 31, 2025

	($ in thousands)
Net cash provided by operating activities	$442,878	$462,747
Purchases of property and equipment	(149,054)	(171,464)
Free cash flow (a non-GAAP measure)	$293,824	$291,283
Change in outstanding factoring balances	22,205	47,992
Adjusted free cash flow (a non-GAAP measure)	$316,029	$339,275
Our free cash flow was $293.8 million for the nine months ended August 31, 2026 compared to $291.3 million for the nine months ended August 31, 2025. The increase in free cash flow for the nine months ended August 31, 2026 compared to the prior fiscal year period was due to the decrease in capital expenditures partially offset by the decrease in cash provided by operating activities.
Our adjusted free cash flow was $316.0 million for the nine months ended August 31, 2026 compared to $339.3 million for the nine months ended August 31, 2025. The decrease in adjusted free cash flow for the nine months ended August 31, 2026 compared to the prior year period was due to a decrease in the change in outstanding factoring balances partially offset by an increase in free cash flow.

Capital Resources
As of August 31, 2026, we had total liquidity of $1,485.3 million, which includes undrawn capacity on our Revolving Credit Facility of $1,100.0 million, undrawn capacity of $129.5 million under our Securitization Facility, and cash and cash equivalents, including cash held for sale.
Our cash and cash equivalents, including cash held for sale, totaled $255.8 million and $329.4 million as of August 31, 2026 and November 30, 2025, respectively. Of our total cash and cash equivalents, 98% and 98% were held by our non-U.S. legal entities as of both August 31, 2026 and November 30, 2025, respectively. The cash and cash equivalents held by our non-U.S. legal entities are no longer subject to U.S. federal tax on repatriation into the United States; repatriation of some non-U.S. balances is restricted by local laws. Historically, we have fully utilized and reinvested all non-U.S. cash to fund our international operations and expansions; however, we have recorded deferred tax liabilities related to non-U.S. withholding taxes on the earnings of certain previously acquired non-U.S. entities that are likely to be repatriated in the future. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of the state and withholding taxes depending upon the planned timing and manner of such repatriation.

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
We serve many of our U.S.-based, European and British clients from our delivery centers located around the world. As a result, a substantial portion of the costs to deliver these services is denominated in the local currency of the country where the services are performed. This creates foreign exchange exposure for us. As of August 31, 2026, we have hedged a portion of our exposure related to the anticipated cash flow requirements denominated in certain foreign currencies by entering into hedging contracts with institutions to acquire a total of PHP 44,440.0 million at a fixed price of $739.4 million at various dates through August 2028; and INR 32,590.0 million at a fixed price of $345.6 million at various dates through August 2028. The fair value of these derivative instruments as of August 31, 2026 is presented in Note 7 of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The potential loss in fair value at August 31, 2026 for such contracts resulting from a hypothetical 10% adverse change in the underlying foreign currency exchange rates is approximately $103.9 million. This loss would be substantially offset by corresponding gains on the underlying foreign currency exposures.
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
Interest Rate Risk
At August 31, 2026, our outstanding debt under our Restated Credit Agreement and our Securitization Facility is variable rate debt, which exposes the Company to changes in interest rates. Holding other variables constant, including the total amount of outstanding indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated increase in interest expense of approximately $24.4 million per year.
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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during our third fiscal quarter of fiscal year 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe that these proceedings will have a material adverse effect on the results of our operations, our financial position, or the cash flows of our business. During the three months ended August 31, 2026, there were no new material legal proceedings and no material developments in any legal proceedings reported in our Annual Report on Form 10-K for the fiscal year ended November 30, 2025.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company’s purchases of common stock under the Company’s share repurchase program during the fiscal quarter ended August 31, 2026:

Period	Total number of shares purchased (1), (2)	Average price paid per share	Total number of shares purchased as part of publicly announced program (3)	Maximum dollar amount that may yet be purchased under the program (in thousands) (3)
June 1, 2026 - June 30, 2026	801	$26.19	—	$396,602
July 1, 2026 - July 31, 2026	2,081	$24.42	—	$396,602
August 1, 2026 - August 31, 2026	87	$23.33	—	$396,602
Total	2,969	$24.86	—
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
ITEM 5. OTHER INFORMATION
During the three months ended August 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

10.1
Seventh Amendment to Receivables Financing Agreement, dated as of July 31, 2026, by and among Concentrix Receivables, Inc., as borrower, the Company, as servicer, the group agents and the lenders party thereto, and PNC Bank, National Association, as administrative agent.

10.2
Concentrix Corporation Amended and Restated Executive Severance Plan, dated July 23, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2026).

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

Date: October 7, 2026	CONCENTRIX CORPORATION

	By:	/s/ Christopher Caldwell
Christopher Caldwell
President and Chief Executive Officer

	By:	/s/ Andre Valentine
Andre Valentine
Chief Financial Officer